Form 10-K
period 1993-12-31
XEROX CREDIT CORP
filed 1994-03-18
CIK 351936

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended:  December 31, 1993
                                      OR
(   )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the transition period from :                 to

Commission file number:  1-8133

                           XEROX CREDIT CORPORATION
            (Exact name of Registrant as specified in its charter)
Delaware                                                           06-1024525
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

100 First Stamford Place, Stamford, Connecticut                         06904
(Address of principal executive offices)                           (Zip Code)

                                (203) 325-6600
             (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:  None



      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes:     X         No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     Not Applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

   Class                                  Outstanding as of February 28, 1994
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                      THIS DOCUMENT CONSISTS OF 38 PAGES
(1)

                                    PART I

ITEM 1.     Business

      Xerox Credit Corporation, a Delaware corporation (together with its subsidiaries herein called "the Company" unless the context otherwise requires), was organized on June 23, 1980. All of the Company's outstanding capital stock is owned by Xerox Financial Services, Inc. (XFSI), a holding company, which is wholly-owned by Xerox Corporation (Xerox Corporation together with its subsidiaries are herein called "Xerox" unless the context otherwise requires).

      The Company is engaged in financing long-term accounts receivable arising out of equipment sales by Xerox to its Document Processing customers throughout the United States. Contract terms on these accounts receivable range primarily from two to five years.

      The Company discontinued its real-estate development and related real-estate financing businesses in the first quarter of 1990. In the fourth quarter of 1990, the Company discontinued its third-party financing and leasing businesses. See Note 2 to the Consolidated Financial Statements for further information regarding the Company's discontinued operations.

      Xerox is a global company serving the worldwide Document Processing markets. Xerox' Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. These products and systems are marketed in over 130 countries by a direct sales force and a network of agents, dealers and distributors. The financing of Xerox equipment is generally carried out by the Company in the United States and internationally by several foreign financing subsidiaries.

      In December 1993, Xerox announced a worldwide restructuring program aimed at improving its productivity and significantly lowering its cost base. The ongoing operations of the Company are unaffected by this decision.
(2)

ITEM 2.     Properties

      The Company does not directly own any facilities in order to carry on its principal business. Its principal executive offices in Stamford, Connecticut comprise approximately 25,000 square feet of office space.
In addition, the Company leases approximately 1,200 square feet of office space at various domestic and international locations, the majority of which are used by the Company's discontinued operations. These facilities are deemed adequate by management.

ITEM 3.     Legal Proceedings

      None.


ITEM 4.     Submission of Matters to a Vote of Security Holders

      Not Required.

                                   PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      This item is inapplicable to Registrant, which is a wholly-owned subsidiary of Xerox.

ITEM 6.     Selected Financial Data

      Not Required.
(3)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
                         Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox by which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. These receivables arose from Xerox equipment being sold under installment sales and sales-type leases. In 1993, the Company purchased receivables from Xerox totaling $1,848 million compared to $1,964 million in 1992. Earned income from contracts receivable decreased in 1993 to $376 million from $389 million in 1992. The decreases in earned income is the result of lower purchases of contracts receivable in 1993 compared to 1992 due to weak United States sales early in 1993 because of reorganization of the Xerox United States Customer Operations sales force, as well as lower interest income earned on Xerox contracts receivable resulting from declining interest rates. Earned income from contracts receivable increased in 1992 to $389 million from $380 million in 1991. The increase reflected the growth of Xerox equipment sales financed through the Company in 1992 compared to 1991. In connection with the contracts receivable purchased from Xerox, the Company retains an allowance for losses at the time of purchase, which is intended to protect against future losses. Should any additional allowances be required, Xerox is required to provide such funding. The resultant effect is to relieve the Company of any exposure with regard to write-offs associated with the contracts receivable purchased from Xerox.

      Interest expense was $209 million in 1993 compared to $212 million in 1992, a decrease of $3 million. The 1993 decrease resulted from lower interest rates partially offset with increased borrowings required to fund the Companys additional investment in contracts receivable. The $212 million of interest expense in 1992 was an increase of $12 million from the 1991 interest expense of $200 million. The 1992 increase in interest expense reflected increased borrowings required to fund the additional investment in contracts receivable. The Company intends to continue to match its contracts receivable and indebtedness to maintain the relationship between interest income and interest expense.

      Operating and administrative expenses were $13 million for 1993, a decrease of $6 million from 1992. The decrease was due primarily to operating efficiencies associated with the administration of contracts receivable purchased from Xerox. Operating and administrative expenses increased to $19 million in 1992 compared to $16 million in 1991. This increase was due primarily to additional administrative costs associated with the increase in the volume of Xerox contracts receivable financed in 1992 compared to 1991.

      The effective income tax rate for 1993 was 40.9 percent as compared with 39.9 percent and 40.2 percent for 1992 and 1991, respectively. The increase in the effective tax rates in 1993 compared to 1992 and 1991 is due primarily to the 1993 increase in the corporate federal income tax rates from 34 percent to 35 percent retroactive to January 1, 1993.
(4)

                         Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real-estate and third-party financing businesses. During the three years ended December 31, 1993, the Company received net cash proceeds of $2,089 million from the sale of discontinued business units and assets, from several asset securitizations and from run-off collection activities. The amounts received were consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness. At December 31, 1993, the Company remains contingently liable for approximately $126 million under recourse provisions associated with the securitization transactions.

      Since a portion of the remaining assets ($120 million) represents passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will be significantly slower in 1994 and future years, compared with 1993 and prior years. The Company believes that the liquidation of the remaining assets will not result in a net loss.

      Additional information regarding discontinued operations is included in
Note 2 to the Consolidated Financial Statements.
(5)

Capital Resources and Liquidity

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      At December 31, 1993 the Company and Xerox have joint access to three revolving credit agreements totaling $3 billion with various banks, which expire from 1994 to 1998. The interest on amounts borrowed under these facilities is at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal funds rates.

      Net cash used in operating activities was $48 million in 1993 compared with $23 million of cash used in 1992. The 1993 increase in cash used by operating activities is mainly attributable to the reduction in accounts payable and accrued liabilities due to timing of payments. Net cash used in operating activities was $23 million in 1992 compared with $161 million of cash provided by operating activities in 1991. The 1992 decrease in cash provided by operating activities is mainly attributable to the reduction in deferred income taxes payable which declined as a result of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 109- "Accounting for Income Taxes" and sales of certain discontinued operation's assets.

      Net cash provided by investing activities was $21 million in 1993 compared to $58 million of cash used in investing activities in 1992. The increase in cash provided by investing activities was the result of higher net collections from the Company's investment in contracts receivable in 1993, which was partially offset by lower net collections from discontinued operations. Net cash provided by investing activities during 1992 decreased $815 million from $757 million of cash provided by investing activities during 1991. The decrease resulted from lower net collections from the sale and run off activity of discontinued assets.

     Net cash provided by financing activities was $26 million in 1993 compared to $79 million in 1992. The decrease in cash provided was the result of increased principal payments on the Company's long-
term debt. Net cash provided by financing activities was $79 million during 1992, compared with $926 million of cash used in financing activities during 1991. The proceeds from the 1991 sales and asset securitizations of the third-party financing and leasing assets enabled the Company to reduce the short-term indebtedness of the Company more in 1991 than in 1992, and pay higher dividends in 1991 than in 1992.
(6)

      The Company believes that cash provided by continuing operations, cash available under its commercial paper program supported by its credit facilities, and its readily available access to the capital markets are more than sufficient for its funding needs. During 1994, new borrowing associated with the financing of customer purchases of Xerox equipment will continue. The timing, principal amount and form of new short- and long-term financing will be determined based upon the Company's need for financing and prevailing debt market conditions.

      The Company intends to continue to match its contracts receivable and indebtedness to maintain the relationship between investment income and interest expense. To assist in managing its interest rate exposure, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate based payments in return. The Company has also entered into swap agreements that convert both fixed-and non-commercial paper based variable-rate interest payments into payments that are indexed to commercial paper rates.

      During 1993, the Company entered into third-party interest rate swap agreements, which effectively converted $750 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 1997 and resulted in a weighted average fixed-rate of 4.52 percent at December 31,1993. The Company also entered into third-party interest rate swap agreements, during 1993 which effectively converted $425 million of variable-rate debt into variable-rate debt that is indexed to the commercial paper rates. These agreements mature at various dates through 1997.

      As of December 31, 1993 the Company's overall debt-to-equity ratio was 6.5 to 1. The Company declared aggregate dividends of $59 million, $85 million and $230 million during 1993, 1992 and 1991, respectively. The Company intends to maintain a debt-to-equity ratio of approximately 6.5 to 1 over time.

      Pursuant to a Support Agreement between the Company and Xerox,
Xerox has also agreed to retain ownership of 100 percent of the voting capital stock of the Company and to make periodic payments to the extent necessary to ensure that the Company's annual pre-tax earnings available for fixed charges equal at least 1.25 times the Company's fixed charges.
(7)

ITEM 8.     Financial Statements and Supplementary Data

      The financial statements of the Company and its consolidated subsidiaries and the notes thereto, the financial statement schedules, and the report thereon of KPMG Peat Marwick, independent auditors, are set forth on pages 10 through 30 hereof.

      The other financial statements and schedules required herein are filed as "Financial Statement Schedules" pursuant to Item 14 of this report on Form 10-K.

ITEM 9.     Disagreements on Accounting and Financial Disclosure

      Not Applicable.

ITEM 10.    Directors and Executive Officers of the Registrant

      Not Required.

ITEM 11.    Executive Compensation

      Not Required.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

      Not Required.

ITEM 13.    Certain Relationships and Related Transactions

      Not Required.
                                   PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) and (2) The financial statements and the financial statement schedules and the report of independent auditors thereon filed herewith are listed or otherwise included in the attachment hereto.

            (3) The exhibits filed herewith are set forth on the Exhibit Index included herein.

      (b)   A Current Report on Form 8-K dated December 8, 1993 reporting
            Item 5 "Other Events" was filed during the last quarter of the period covered by this Report.
(8)

SIGNATURE

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                XEROX CREDIT CORPORATION
BY

(NAME AND TITLE)            Sandeep B. Thakore, Vice President and Treasurer
(DATE)                       March 18, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


(NAME AND TITLE)            David Roe, President and Chief Executive
                            Officer and Director (Principal
                            Executive Officer)


(NAME AND TITLE)            Sandeep B. Thakore, Vice President and
                            Treasurer (Principal Financial Officer)


(NAME AND TITLE)            Paul G. Ryan, Controller (Principal
                            Accounting Officer)


(NAME AND TITLE)            Donald R. Altieri*, Director


(NAME AND TITLE)            David R. McLellan*, Director


(NAME AND TITLE)            Stuart B. Ross*, Director

*By Power of Attorney

(NAME AND TITLE)            Sandeep B. Thakore, Vice President and Treasurer
                            Attorney-in-Fact

(DATE)                      March 18, 1994
(9)

SIGNATURE
                        Report of Independent Auditors



The Board of Directors
Xerox Credit Corporation:

We have audited the consolidated financial statements of Xerox Credit Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xerox Credit Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes and its method of accounting for postretirement benefits other than pensions in 1992.


KPMG PEAT MARWICK


Stamford, Connecticut
January 31, 1994
(10)

                           XEROX CREDIT CORPORATION
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements:

Consolidated statements of income for each of the years in the three-year period ended December 31, 1993

Consolidated balance sheets at December 31, 1993 and 1992

Consolidated statements of shareholder's equity for each of the years in the three-year period ended December 31, 1993

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1993

Notes to consolidated financial statements


Schedules:

II Amounts receivable from related parties and underwriters, promoters and employees other than related parties

VIII      Valuation and qualifying accounts

IX        Short-term borrowings

All other schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements or notes thereto.
(11)

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 1993, 1992 and 1991
                                   (In Millions)


                                               1993       1992        1991
Earned Income:
    Contracts receivable                      $ 376    $   389     $   380


Expenses:
    Interest                                    209        212         200
    Operating and administrative                 13         19          16

        Total expenses                          222        231         216

Income
    before income taxes                         154        158         164

Provision for income taxes                       63         63          66


Net income                                    $  91    $    95     $    98

See notes to consolidated financial statements.
(12)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992
                                 (In Millions)

                                     ASSETS
                                                         1993          1992

Cash and cash equivalents                              $    1        $    2

Investments:
    Contracts receivable                                4,148         4,006
    Notes receivable - Xerox and affiliates                58            57
    Investments in Xerox affiliates, at equity             74             -
    Unearned income                                      (437)         (520)
    Allowance for losses                                 (153)         (139)
        Total investments                               3,690         3,404

Net assets of discontinued operations                     357           650
Other assets                                                2             3

        Total assets                                   $4,050        $4,059


          LIABILITIES, DEFERRED INCOME TAXES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Commercial paper                               $1,653        $1,257
        Xerox Corporation                                   -            78
        Current portion of notes payable after one year   554           709
    Notes payable after one year                        1,079         1,145
    Notes payable after one year-Xerox and affiliates      75             -
    Due to Xerox Corporation, net                          54            39
    Accounts payable and accrued liabilities               74           105
    Liabilities of business transferred                    17            78
        Total liabilities                               3,506         3,411

Deferred income taxes                                      38           174

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                23            23
    Additional paid-in capital                            145           145
    Retained earnings                                     337           305
    Cumulative translation adjustment                       1             1

        Total shareholder's equity                        506           474

        Total liabilities, deferred income taxes
          and shareholder's equity                     $4,050        $4,059
See notes to consolidated financial statements.
(13)

                           XEROX CREDIT CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                Years Ended December 31, 1993, 1992 and 1991
                                 (In Millions)

                                     Additional            Cumulative
                             Common   Paid-In   Retained   Translation
                              Stock   Capital   Earnings   Adjustment   Total



Balance at December 31, 1990  $   23   $   138    $  427     $    2   $   590

Net Income                                            98                   98

Dividends                                           (230)                (230)

XFSI Capital Contribution                    7                              7

Translation adjustment                                           (1)       (1)



Balance at December 31, 1991      23       145       295          1       464

Net Income                                            95                   95

Dividends*                                           (85)                 (85)



Balance at December 31, 1992      23       145       305          1       474

Net Income                                            91                   91

Dividends                                            (59)                 (59)



Balance at December 31, 1993  $   23   $   145    $  337   $     1     $  506


*  Includes a non-cash dividend of $25 million.

See notes to consolidated financial statements.
(14)

                               XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1993, 1992 and 1991
                                   (In Millions)

                                                         1993    1992    1991
Cash Flows from Operating Activities
  Net income                                           $   91  $   95  $   98
  Adjustments to reconcile net income to
    net cash (used in) provided by operating activities:

        Amortization of discount on long-term debt          -       2      32
        (Decrease) increase in deferred
          income taxes                                   (136)   (149)     21
        Other, net                                         (3)     29      10

  Net cash (used in) provided by operating activities     (48)    (23)    161

Cash Flows from Investing Activities
  Purchases of investments                             (1,848) (1,964) (1,784)
  Proceeds from investments                             1,637   1,426   1,164
  Net collections from
     discontinued operations                              232     480   1,377

  Net cash provided by (used in) investing activities      21     (58)    757

Cash Flows from Financing Activities
  Increase in short-term debt, net                        305     382     269
  Proceeds from long-term debt                            475     406     216
  Principal payments of long-term debt                   (695)   (649) (1,188)
  Dividends                                               (59)    (60)   (230)
  Capital contribution                                      -       -       7

  Net cash provided by (used in) financing activities      26      79    (926)


  Decrease in cash and cash equivalents                    (1)     (2)     (8)

  Cash and cash equivalents, beginning of year              2       4      12

  Cash and cash equivalents, end of year               $    1  $    2 $     4

See notes to consolidated financial statements.
(15)

                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies
      Basis of Presentation

      The consolidated financial statements include the accounts of Xerox Credit Corporation (the Company) and its subsidiaries. The Company is a wholly-owned subsidiary of Xerox Financial Services, Inc. (XFSI), which is in turn wholly-owned by Xerox Corporation (Xerox). All significant transactions between the Company and its subsidiaries have been eliminated.

      Recognition of Earned Income

      The Company utilizes the finance method for the recognition of earned income associated with contracts receivable. Under this method, the difference between the amount of gross contract receivable and the cost of the contract is recorded as unearned income. The unearned income is amortized to income over the term of the transaction under an effective yield method.

      Cash and Cash Equivalents

      All highly liquid investments of the Company, with a maturity of three months or less at date of purchase, are considered to be cash equivalents.

      Allowance for Losses

      In connection with the contracts receivable purchased from Xerox, the Company retains an allowance for losses at the time of purchase which is intended to protect against future losses. Should any additional allowances be required, Xerox is required to provide such funding. The resultant effect is to relieve the Company of any exposure with regard to write-offs associated with the contracts receivable purchased from Xerox.
(16)

                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Charge Off of Delinquent Receivables

      The Company's policy with respect to the charge-off of delinquent receivables to the reserve is that such receivables are to be charged off as soon as it becomes apparent that the collection of the receivables through normal means is unlikely. The policy contemplates that delinquent receivables will be charged off before the aging of such delinquent receivables reaches 180 days.

      New Accounting Pronouncements

      Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109- "Accounting for Income Taxes." The effect of adopting SFAS No. 109 has no impact on income and shareholder's equity for continuing operations in 1992. A tax benefit of $87 million was recorded to discontinued operations and represents the cumulative tax benefits associated with the discontinued real-estate operations that were not previously recorded.

      Also, effective January 1, 1992, the Company adopted SFAS No. 106- "Employees' Accounting for Postretirement Benefits other than Pensions," which changes the method of recording other postretirement benefit costs from a cash basis to the accrual basis. The cumulative effect of adopting SFAS No. 106 on the Company was immaterial.

      In November 1992, the Financial Accounting Standards Board issued SFAS No. 112- "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires accrual accounting for employee benefits that are paid after the termination of active employment but prior to retirement. The Company is required to adopt SFAS No. 112 beginning in 1994. the adoption of SFAS No. 112 is not expected to have a significant impact on the Company since the applicable benefits are either routinely accrued or are types of benefits not currently offered by the Company.
(17)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)   Discontinued Operations

      The Company has made substantial progress in disengaging from the real-estate and third-party financing businesses that were discontinued in 1990. During the three years ended December 31, 1993, the Company received aggregate net cash proceeds of $2,089 million ($232 million in 1993, $480 million in 1992 and $1,377 million in 1991) from the sale of individual assets or of business units, from several asset securitizations and from run-off collection activities. The amounts received were consistent with the Company's estimates in the disposal plan and were used primarily to repay short-term indebtedness. At December 31, 1993, the Company remains contingently liable for $126 million under recourse provisions associated with the securitization transactions.

      In addition, the Company has issued certain guarantees with respect to obligations and debt of one operation sold, Highline Financial Services, Inc. As a result of the guarantees, liabilities in the amount of $17 million are included in the Company's balance sheet at December 31, 1993, under the caption "Liabilities of business transferred." Because the Company has full recourse to the underlying assets associated with the guarantees, $17 million of assets remain on the Company's December 31, 1993 balance sheet, under the caption "Net assets of discontinued operations." These liabilities and assets will decrease proportionately with the collection of the underlying receivables, which have a remaining life of approximately 12 months.

      During 1991 and 1992, incremental tax benefits of $22 million and $122 million, respectively, were realized by the Company related to the writeoff of its real estate businesses in 1990. Rather than recording these tax benefits in net income, the Company increased before-tax reserves related to the discontinued businesses. Management believed this prudent in view of weak market conditions and continuing uncertainties in the domestic real-estate and credit markets.

      Approximately $120 million (34 percent) of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes. Accordingly, the Company expects that the wind-down of the portfolio will be slower during 1994 and in future years, compared with prior years. The Company believes that the liquidation of the remaining assets will not result in a net loss.

      Short-and long-term debt represents debt included in the Company's consolidated balance sheets that has been assigned to the discontinued businesses in accordance with historical methodologies. Proceeds from disposition of these businesses, along with their results of operations during the phase-out period, are expected to be used to repay such consolidated indebtedness.
(18)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Summarized information of discontinued operations for the three years ended December 31, 1993 follows:

                                                  1993      1992      1991
                                                       (In Millions)
Summary of Operations

  Loss before income taxes                       $    -  $  (122)  $   (22)
  Income tax benefit                                  -      122 *      22

     Net income (loss) from                      $    -  $     -   $     -
       discontinued operations

Balance Sheet Data

Gross finance receivables                        $  202  $   515   $ 1,014
Unearned income                                     (53)     (87)     (134)
Other assets                                        208      222       359

Investment in discontinued operations, net       $  357  $   650   $ 1,239

Allocated short- and long-term debt              $  244  $   400   $   709

   * Includes $87 million resulting from the cumulative effect of adopting statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes," effective January 1, 1992.

      Contractual maturities of the gross finance receivables at December 31, 1993 follow (in millions): 1994-$60; 1995-$17; 1996-$20; 1997-$25;
1998; $13; 1999 and thereafter-$67.
(19)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)   Investments

      Contracts receivable represent purchases of long-term trade accounts receivable from Xerox. These receivables arose from Xerox equipment being sold under installment sales and sales-type leases. Contract terms on these receivables range primarily from two to five years and are generally collateralized by a security interest in the underlying assets. The Company purchased receivables from Xerox totaling $1,848 million in 1993, $1,964 million in 1992, and $1,784 million in 1991. The Company was charged $11 million in 1993, $10 million in 1992, and $9 million in 1991 by Xerox for administrative costs associated with the contracts receivable purchased from Xerox.

      Under SFAS No. 107- "Disclosures about Fair Values of Financial Instruments," the Company is not required to determine the fair value of these receivables. Management believes that any revaluation of the contracts receivable would result in a fair value significantly in excess of the carrying value of these receivables.

      During 1990, the Company sold, with limited recourse, $750 million of Xerox contracts receivable in two asset securitizations. At
December 31, 1993, $40 million of these receivables remain outstanding.
For the securitization transactions, the Company or one of its subsidiaries acts as collection agent for the accounts and remits the principal collected plus a floating rate of interest to the purchasers on a monthly basis.

      The scheduled maturities of contracts receivable at December 31, 1993 are as follows (in millions): 1994-$1,663; 1995-$1,205; 1996-$781;
1997-$365; 1998-$127; 1999 and thereafter- $7. Experience has shown that a portion of these contracts receivable will be prepaid prior to maturity. Accordingly, the preceding schedule of contractual maturities should not be considered a forecast of future cash collections.

      Included in notes receivable from Xerox and affiliates are receivables from related parties payable on demand at various interest rates. For additional information relating to these amounts, see Schedule II- Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other than Related Parties.

      In September 1993, the Company acquired 873,550 shares of common stock of Xerox Financial Services Life Insurance Company ("XFSLIC"), a subsidiary of XFSI, representing approximately 26 percent of total common stock outstanding, from a Xerox affiliate. In connection with the purchase of the XFSLIC common stock, the Company issued a $75 million adjustable rate promissory note due 1998, with an initial interest rate of 6 percent. The XFSLIC investment is accounted for on the equity method and is recorded at Xerox' historical cost because all parties involved are part of the Xerox group. Xerox intends to dispose of its investment in XFSLIC and the Company is expected to receive book value upon ultimate disposition of this investment.
(20)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   Lines of Credit, Interest Rate Swaps and Notes Payable-
      Xerox Corporation

      At December 31, 1993 the Company and Xerox had joint access to three revolving credit agreements totaling $3.0 billion with groups of banks, which expire from 1994 to 1998. These agreements are unused and are available to back the issuance of commercial paper. At December 31, 1993, Xerox' domestic operations had borrowed approximately $2.4 billion of commercial paper backed by these agreements of which approximately $1.7 billion is related to the Company.

      The Company routinely enters into interest rate swap agreements in the management of interest rate exposure. An interest rate swap is an agreement to exchange interest rate payment streams based on a notional principal amount. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements and receiving variable-rate payments in return. These swap agreements effectively convert an amount (equal to the notional amount) of underlying variable-rate debt into fixed-rate debt. The net interest rate differentials that will be paid or received are recorded currently as adjustments to interest expense. The counterparties to these swap agreements are typically major commercial banks.

      At December 31, 1993 and 1992, there were outstanding swap agreements which effectively converted $2,200 million and $1,850 million, respectively, of short- and long-term variable-rate debt into fixed-rate debt. These swap agreements mature at various dates through 1999 and result in weighted-average fixed rates of 5.39 percent and 6.17 percent at December 31, 1993 and 1992, respectively. During 1993, the Company also entered into interest rate swap agreements which effectively converted $425 million of short- and long-term variable-rate debt into variable-rate debt that is indexed to the commercial paper rates. These agreements mature at various dates through 1997. In addition, at December 31, 1993 and 1992, the Company had an agreement which effectively converted $100 million of fixed-rate debt, with a weighted average fixed-rate of 8.97 percent, into variable-rate debt that is indexed to the commercial paper rates.

      At December 31, 1993, the Company's swap agreements had an aggregate net fair value of $35 million, based on quotes from banks, which represents the estimated net amount the Company would be required to pay to terminate all the agreements as of December 31, 1993. The Company has no present plans to terminate any of these agreements prior to their scheduled maturities.
Because the $35 million represents a theoretical liability of the Company, there was no significant credit risk in the event of a counterparty default.

      Notes payable- Xerox Corporation is an intercompany payable with Xerox relating to the purchase of long-term trade accounts receivables. These amounts are settled periodically throughout the year.
(21)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)   Notes Payable After One Year

      A summary of notes payable at December 31, 1993 and 1992 follows:

                                                         1993           1992
                                                          (In Millions)

  8.75% Notes due 1993                                $     -       $   200
  8.20% Notes due 1993                                      -            20
  10.00% Notes due 1993                                     -           125
  9.25% Notes due 1993                                      -           200
  9.125% Notes due 1993                                     -           100
  9.58% Notes due 1993                                      -            14
  9.50% Notes due 1994                                    100           100
  9.76% Notes due 1994                                     14            14
  4.119% Notes due 1994                                    50            50
  Floating Rate Notes due 1994 (a)                        275             -
  5.375% Notes due 1995                                   150           150
  3.75 % Notes due 1995                                    50             -
  Floating Rate Notes due 1995 (a)                         50             -
  8.75% Notes due 1995                                    150           150
  6.25% Notes due 1996                                    200           200
  Floating rate Notes due 1996 (a)                         50             -
  4.80% Notes due 1997                                     50             -
  8.00% Notes due 1999 (b)                                100           100
  10.00% Notes due 1999                                   150           150
  10.125% Notes due 1999 (c)                              150           150
  Floating Rate Notes due 2048 (d)                         61            62
  Other Notes due 1993                                      -            50
  Other Notes due 1994 - 1997                              34            21

            Subtotal                                  $ 1,634       $ 1,856

            Less unamortized discount                      (1)           (2)
            Less current portion of notes payable
              after one year                             (554)         (709)

            Total Notes Payable After one Year        $ 1,079       $ 1,145


(a) The notes carry interest rates which are based primarily on spreads above certain reference rates such as U.S. Treasury Bill, LIBOR and Federal funds rates.

(b) The notes are redeemable on or after March 1, 1994, at the option of the Company, in whole or in part, at a premium plus accrued interest.

(c) The notes are redeemable on or after April 15, 1996, at the option of the Company, in whole or in part, at their principal amount plus accrued interest.
(22)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d) The notes mature August 15, 2048 and are repayable at the option of the noteholders beginning August 15, 1991 and annually thereafter.
      On August 15, 1993 and 1991, $1 million and $2 million of these notes were repaid, respectively. The outstanding notes are classified as notes payable after one year, since the Company has the ability to refinance them on a long-term basis, if required. The interest rate is indexed to rates on commercial paper placed for issuers whose commercial paper rating is "AA" or the equivalent as reported in Federal Reserve Statistical Release H.15 (519), which at year-end was 3.34 percent.

      Principal payments on notes payable for the next five years are:
$554 million in 1994; $400 million in 1995; $415 million in 1996;
$54 million in 1997; $0 million in 1998; and $211 million thereafter.

      Certain of the Company's debt agreements allow it to redeem outstanding debt, usually at par, prior to scheduled maturity. Outstanding debt issues with these call features are classified on the balance sheet and in the preceding five-year maturity table in accordance with management's current expectations. The actual decision as to early redemption will be made at the time the early redemption option becomes exercisable and will be based on economic and business conditions then in existence.

      Interest payments on notes payable for 1993, 1992 and 1991 were $148 million, $166 million, and $237 million, respectively. Interest payments on commercial paper for 1993, 1992 and 1991 were $48 million, $40 million and $55 million, respectively. The weighted-average commercial paper interest rates for 1993, 1992 and 1991 were 3.3 percent, 3.9 percent and 6.1 percent, respectively.

      At December 31, 1993, $1,634 million of notes payable remains out-standing, substantially all of which are subject to the requirements of SFAS No. 107- "Disclosures about Fair Values of Financial Instruments." The fair value of the Company's notes payable at December 31, 1993 was $1,698 million, which was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value represents the theoretical net premium the Company would have to pay to retire all notes payable at December 31, 1993. The Company has no plans to retire its notes payable after one year prior to their call or final maturity dates.

      The original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue.
(23)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   Income Taxes

      "SFAS No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 (APB No. 11) to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their
respective tax bases.   Deferred tax assets and liabilities are measured using
enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS
No. 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Effective January 1, 1992, the Company prospectively adopted SFAS No.
109. The cumulative effect of that change was immaterial and had no impact on income from continuing operations. A tax benefit of $87 million was recorded in 1992 to discontinued operations, which represented the cumulative tax benefits associated with the discontinued real-estate operations that were not previously recorded.

      Pursuant to the deferred method under APB No. 11, which was applied in 1991 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable to the year of the calculation. Under APB No. 11, deferred taxes were not adjusted for subsequent changes in tax rates.

      Income taxes are provided at statutory rates based on income before income taxes exclusive of the amortization of investment tax credits and earnings not subject to Federal taxation. Substantially all of the Company's operations are included in Xerox' consolidated income tax returns. In connection with these consolidated returns, the Company paid Xerox $136 million, $15 million, and $41 million in 1993, 1992 and 1991, respectively. The Company paid $1 million in 1993, 1992 and 1991, to taxing authorities for Company operations not included in Xerox' consolidated tax returns.
(24)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of income from continuing operations before taxes and the provision for income taxes are as follows:
                                                    1993      1992      1991
                                                         (In Millions)
Income from continuing operations
    before income taxes:                          $  154    $  158    $  164

Federal income taxes
    Current                                       $   50    $   52    $   57
    Deferred                                          (1)       (3)       (7)

State income taxes
    Current                                           14        15        18
    Deferred                                           -        (1)       (2)

        Total provision for income taxes          $   63    $   63    $   66


      Deferred income taxes for 1993, 1992, and 1991 result from differences between financial and tax reporting in the timing of the recognition of income on securitized assets. In addition, deferred income taxes for 1991 included differences due to the timing of interest expense recognized on the Company's $250 million Zero Coupon Notes which were redeemed during 1992.

      A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:
                                                  1993       1992       1991

U.S. Federal statutory rate                       35.0%      34.0%      34.0%
Tax exempt interest income                           -          -       (0.4)
State income taxes, net of Federal
    income tax benefit                             5.9        5.9        6.6

Effective tax rate                                40.9%      39.9%      40.2%
(25)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 1993 follows:

                                                   1993          1992
Tax effect of future tax deductions:
    Discontinued real-estate
     tax benefit                                 $   42         $  47

Tax effect on future taxable income:
    Discontinued leverage leases and other          (77)         (219)
    Continuing operations- asset securitizations     (3)           (2)


       Total deferred taxes, net                 $  (38)        $(174)


      Total net deferred tax liabilities included in the Company's balance sheets at December 31, 1991 was $323 million. The 1993 reduction in deferred income taxes payable is the result of sales of certain discontinued operations assets. The Company believes that it is more likely than not that the deferred tax assets will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.

(7)   Xerox Corporation Support Agreement

      The terms of a Support Agreement with Xerox provide that the Company will receive income maintenance payments, to the extent necessary, so that the Company's earnings shall not be less than 1.25 times its fixed charges. For purposes of this calculation, both earnings and fixed charges are as defined in Section 1404 (formerly Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that Xerox retain 100 percent ownership of the Company's voting capital stock.
(26)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   Quarterly Results of Operations (Unaudited)

      A summary of interim financial information follows:

                                 First    Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter   Total
                                                 (In Millions)

1993

Earned income                   $  102   $   93    $   87    $   94   $  376

Interest expense                    56       53        52        48      209

Operating and administrative
    expenses                         4        2         4         3       13

Income taxes                        17       15        13        18       63

                                    77       70        69        69      285

Net income                      $   25   $   23    $   18    $   25   $   91



1992

Earned income                   $   99   $   98    $   96    $   96  $   389

Interest expense                    54       52        53        53      212

Operating and administrative
    expenses                         5        4         5         5       19

Income taxes                        16       17        15        15       63

                                    75       73        73        73      294

Net income from
    continuing operations           24       25        23        23       95

Income (loss) from
    discontinued operations*       122        -         -      (122)       -

Net income (loss)               $  146   $   25    $   23    $  (99)  $   95


* 1992 first quarter includes $87 million benefit resulting from the cumulative effect of adopting SFAS No. 109.
(27)

                                                                 SCHEDULE II
                               XEROX CREDIT CORPORATION
                Amounts Receivable from Related Parties and Underwriters,
                    Promoters and Employees Other than Related Parties
                      Years Ended December 31, 1993, 1992 and 1991
                                      (In Millions)
                                                              Balance at
                            Balance                          End of Period
                           Beginning              Amounts
                           of Period  Additions  Collected Current Not Current
Name of Debtor

    1993
Xerox Financial Services,
    Inc. (A)                $   50    $    3    $    3    $    50   $     -

Xerox Financial Services,
    Inc.                         -         6         -          6         -

CBC Funding
    Corporation                  7         -         5          2         -

                            $   57    $    9    $    8    $    58   $     -

    1992
Van Kampen Merritt,
    Inc. (A)                $   50    $    3    $    3    $    50   $     -

CBC Funding
   Corporation                  26         -        19          7         -

                            $   76    $    3    $   22    $    57   $     -

    1991
Van Kampen Merritt,
    Inc. (A)                $   51    $    3    $    4    $    50   $     -

CBC Funding
    Corporation                  -        33         7          -        26

Crum and Forster, Inc.           6         6        12          -         -

Xerox Finance N.V.               9         -         9          -         -

                            $   66    $   42    $   32    $    50   $    26


(A) During February 1993, this note was assumed by XFSI. The note bears interest at the commercial paper rate plus 1.0 percent annually.
(28)

                                                           SCHEDULE VIII
                             XEROX CREDIT CORPORATION
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1993, 1992 and 1991
                                  (In Millions)

                                    Additions

                      Balance   Charged   Retained               Balance
                        at        to         at                    at
                      Beginning  Costs      Time                   End
                        of        and        of                    of
                      Period    Expenses  Purchase   Deductions   Period
                                             (A)         (B)


        1993

Allowance for losses-
 continuing operations $ 139    $    -     $  63     $   49      $ 153


        1992

Allowance for losses-
 continuing operations $ 108    $    -     $  75     $   44      $ 139


        1991

Allowance for losses-
 continuing operations $ 127    $    -     $  36     $   55      $ 108


(A) In connection with the contracts receivable purchased from Xerox, the Company retains an allowance for losses at the time of purchase which is intended to protect against future losses. Should any additional allowances be required, Xerox is required under the Operating Agreement to provide such funding. For the period covered by this Schedule, no additional funding was required or provided.

(B)   Amounts written off, net of recoveries.
(29)

                                                             SCHEDULE IX
                             XEROX CREDIT CORPORATION
                              Short-Term Borrowings
                    Years Ended December 31, 1993, 1992 and 1991
                                 (In Millions)


                                           Maximum
                              Weighted      Amount              Weighted
                  Balance      Average    Outstanding            Average
                   At End     Interest      At Any     Average  Interest
                  Of Period     Rate      Month-End    Balance    Rate
                                                         (A)       (B)

      1993

Commercial Paper  $ 1,653       3.3%     $ 1,653    $ 1,478       3.3%

      1992

Commercial Paper  $ 1,257       3.8%     $ 1,283    $ 1,026       3.9%

      1991

Commercial Paper  $   906       4.9%     $ 1,246    $   898       6.1%


(A) Average Commercial Paper outstanding during the period is computed by dividing the daily outstanding balances by the number of days commercial paper was outstanding.

(B) The weighted average interest rate during the period is computed by dividing the interest charged for the period by the weighted average amount outstanding during the period.
(30)

                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1993


                              Index of Exhibits

Document

(3)   (a)   Certificate of Incorporation of Registrant filed with the
            Secretary of State of Delaware on June 23, 1980.

            Incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-71503.

      (b)   By-Laws of Registrant, as amended through July 15, 1991.

            Incorporated by reference to Exhibit 3(b) to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

(4)   (a)   Indenture dated as of February 1, 1987 between Registrant and
            Continental Illinois National Bank and Trust Company of Chicago relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-12160.

      (b) Indenture dated as of October 1, 1987 between Registrant and The Bank of New York relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-18258.

      (c)   Indenture dated as of March 1, 1988 between Registrant and
            The First National Bank of Chicago relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors, as supplemented by the First Supplemental Indenture dated as of July 1, 1988.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-20640 and to Exhibit 4(a)(2) to Registrant's Current Report on Form 8-K dated July 13, 1988.
(31)

                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1993

                              Index of Exhibits

Document

      (d) Indenture dated as of March 1, 1989 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors, as supplemented by the First Supplemental Indenture dated as of October 1, 1989.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-27525 and to Exhibit 4(a)(2) to Registration Statement No. 33-31367.

      (e) Indenture dated as of October 1, 1989 between Registrant and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-31366.

      (f) Indenture dated as of August 1, 1991, as supplemented by the First Supplemental Indenture dated as of December 31, 1991, between the Registrant and Bank of Montreal Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by the Registrant's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-39838.

      (g) Indenture dated as of October 1, 1991 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by the Registrant's Board of Directors or the Executive Committee of the Board of Directors, as supplemented by the First Supplemental Indenture dated as of May 1, 1992.

           Incorporated by reference to Exhibit 4(a)(1) and 4(a)(2) to Registration Statement No. 33-43470.
(32)

                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1993
                              Index of Exhibits

Document

      (h) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish the Commission a copy of each such instrument upon request.

(10)  (a)  Amended and Restated Operating Agreement originally made and entered into as of November 1, 1980, amended and restated as of December 31, 1992 between Registrant and Xerox Corporation ("Xerox").

           Incorporated by reference to Exhibit 10(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

      (b)  Support Agreement dated as of November 1, 1980 between
           Registrant and Xerox.

           Incorporated by reference to Exhibit 10(b) to Registration Statement No. 2-71503.

      (c) Tax Allocation Agreement dated as of January 1, 1981 between Registrant and Xerox.

           Incorporated by reference to Exhibit 10(c) to Registration Statement No. 2-71503.

(12)  (a)  Computation of Registrant's Ratio of Earnings to Fixed Charges.

           See Page 34 of this Report on Form 10-K.

      (b)  Computation of Xerox' Ratio of Earnings to Fixed Charges.

           See Page 35 of this Report on Form 10-K.

(23)       Consent of KPMG Peat Marwick.

           See Page 37 of this Report on Form 10-K.

(24)       Power of Attorney.

           See Page 38 of this Report on Form 10-K.
(33)