Form 10-Q
period 1994-03-31
XEROX CREDIT CORP
filed 1994-05-02
CIK 351936

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1994

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from:                to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes     X    No


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

   Class                                   Outstanding as of April 30, 1994
Common Stock                                              2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                      THIS DOCUMENT CONSISTS OF 23 PAGES.
(1)

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME

                                (In Millions)


                                       Three Months Ended
                                           March 31,
                                          1994     1993
Earned income:

   Contracts receivable                 $  93    $  102

   Total earned income                     93       102

Expenses:

   Interest                                52        56
   Operating and administrative             4         4

      Total expenses                       56        60

Income from continuing
   operations before income taxes          37        42

Provision for income taxes                 15        17


Net income                              $  22    $   25

See accompanying notes.
(2)

                             XEROX CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)
                                      ASSETS
                                                    March 31,  December 31,
                                                      1994         1993

Cash and cash equivalents                           $     1      $     1

Investments:
   Contracts receivable                               4,233        4,148
   Notes receivable - Xerox and affiliates               93           71
   Investment in Xerox affiliates, at equity             74           74
   Unearned income                                     (445)        (437)
   Allowance for losses                                (148)        (153)
         Total investments                            3,807        3,703

Net assets of discontinued operations                   333          357

Other assets                                              2            2

         Total assets                               $ 4,143      $ 4,063

         LIABILITIES, DEFERRED INCOME TAXES AND SHAREHOLDER'S EQUITY

Liabilities:
   Notes payable within one year:
      Commercial paper                              $ 1,511      $ 1,653
      Current portion of notes payable
        after one year                                  602          554
   Notes payable after one year                       1,266        1,079
   Notes payable after one year- Xerox and affiliates    75           75
      Due to Xerox Corporation, net                      57           67
      Accounts payable and accrued liabilities           73           74
      Liabilities of business transferred                13           17
         Total liabilities                            3,597        3,519

Deferred income taxes                                    38           38

Shareholder's equity:
   Common stock, no par value, 2,000 shares
     authorized, issued and outstanding                  23           23
   Additional paid-in capital                           145          145
   Retained earnings                                    339          337
   Cumulative translation adjustment                      1            1

         Total shareholder's equity                     508          506

         Total liabilities, deferred income
           taxes and shareholder's equity           $ 4,143      $ 4,063
See accompanying notes.
(3)

                           XEROX CREDIT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In Millions)

                                                           Three Months Ended
                                                                March 31,
                                                            1994       1993

Cash Flows from Operating Activities
   Net income                                             $   22   $    25
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      (Decrease) increase in operating assets
        and liabilities, net                                 (10)        8


   Net cash provided by operating activities                  12        33

Cash Flows from Investing Activities
   Purchases of investments                                 (546)     (531)
   Proceeds from collections of investments                  464       413
   Dividends                                                  20        -
   Net collections from discontinued operations               20        13


   Net cash used in investing activities                      62      (105)

Cash Flows from Financing Activities
   (Decrease) increase in short-term debt, net              (164)      316
   Proceeds from long-term debt                              336        -
   Principal payments on long-term debt                     (102)     (245)
   Dividends                                                 (20)       -

   Net cash provided by financing activities                  50        71

Net Change
   Cash and cash equivalents, (decreased) increased           -         (1)
   Cash and cash equivalents, beginning of period              1         2

   Cash and cash equivalents, end of period               $    1  $      1

See accompanying notes.
(4)

                           XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements


 (1) The consolidated financial statements presented herein have been prepared by Xerox Credit Corporation (the "Company") in accordance with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair statement of the operating results for the interim periods presented have been made.

     Interim financial data presented herein are unaudited.

 (2) During the first quarter of 1994, the Company sold an aggregate of $336 million in principal amount of medium-term notes. Of this amount, $105 million were floating rate notes which mature in 1996 and bear interest rates based primarily on spreads above certain reference rates such as LIBOR and U.S. T-Bill Rates. The remaining notes were fixed rate notes which mature in 1996 and 1997 and bear interest rates ranging from 5.20% to 5.82%.

 (3) During March 1994, the Company redeemed, at a 1.5% premium, $100 million of 8% Notes due 1999.

 (4) The Company has made certain guarantees with respect to obligations and debt of one discontinued operation sold during 1991, Highline Financial Services, Inc. As a result of the guarantees, liabilities in the amount of $13 million are included in the Company's balance sheet at March
     31, 1994, under the caption "Liabilities of business transferred." Because the Company has full recourse to the underlying assets assoc-iated with the guarantees, $13 million of assets remain on the Company's March 31, 1994 balance sheet, under the caption "Net assets of discontinued operations." These liabilities and assets will decrease proportionately with the collection of the underlying receivables.

(5) Pursuant to a Support Agreement between the Company and Xerox Corporation (Xerox), Xerox has agreed to retain ownership of 100 percent of the voting capital stock of the Company and to make periodic payments to the extent necessary to ensure that the Company's annual pre-tax earnings available for fixed charges equal at least 1.25 times the Company's fixed charges.
(5)

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations



RESULTS OF OPERATIONS
                           Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox by which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. Earned income from contracts receivable for the first quarter of 1994 was $93 million versus $102 million in the corresponding period in 1993, a decrease of $9 million. The decrease in earned income is primarily attributable to lower interest earned on Xerox' contracts receivable resulting from declining interest rates.

      First quarter interest expense decreased to $52 million in 1994 from $56 million in the same period in 1993. The decrease of $4 million resulted from lower interest rates partially offset by increased borrowings required to fund the Company's additional investment in contracts receivable. The Company intends to continue to match its contracts receivable and indebtedness to maintain the relationship between interest income and interest expense.

      Operating and administrative expenses were $4 million for the first quarter, of 1994 and 1993. These expenses primarily represent the costs associated with the administration of contracts receivable purchased from Xerox.

      The effective income tax rate for continuing operations for the first quarter of 1994 was 40.5 percent, consistent with the first quarter of 1993.

                         Discontinued Operations

      Since their discontinuance in 1990, the Company made substantial progress in disengaging from the real estate and third-party financing businesses. For the three years ended December 31, 1993, the Company received net cash proceeds of $2,089 million from the sale of dis-continued business units, from asset securitizations, sales, and run-off collection activities. The amounts received were consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness. At March 31, 1994, the Company remains contingently liable for approximately $103 million of receivables under recourse provisions associated with the securitization transactions.

      During the first quarter of 1994, the Company reduced its net assets of discontinued operations by approximately $20 million, primarily through contractual maturities. The related net proceeds were largely used to repay short-term indebtedness.

      Since approximately $119 million of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will be slower during 1994 and in future years, compared with 1993 and prior years. The Company believes that the liquidation of the remaining assets will not result in a net loss.
(6)

                           XEROX CREDIT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)


CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      At March 31, 1994 the Company and Xerox have joint access to three revolving credit agreements totaling $3 billion with various banks, which credit agreements expire from 1995 to 1998. The interest on amounts borrowed under these facilities would be at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal funds rates.

      Overall, cash of $62 million was used in investing activities during the first quarter of 1994, compared with $105 million during the same period in 1993. The decrease in cash used in investing activities is principally the result of increased collections of investments in Xerox' contracts receivable.

      Cash provided by financing activities was $50 million in the first quarter of 1994 compared to $71 million during the same period in 1993
This change is largely due to the payment of $20 million of dividends in 1994.

      The Company believes that cash provided by operations, cash available under its commercial paper program supported by its credit facilities, and its readily available access to the capital markets are more than sufficient for its funding needs.

      Borrowing associated with the financing of customer purchases of Xerox equipment is expected to continue to increase throughout 1994. This growth will be partially offset by proceeds from third-party financing and leasing asset sales. The timing, principal amount and form of new short- and long-term funding will be determined based upon the Company's financing needs and prevailing debt market conditions.

      The Company intends to continue to match its contracts receivable and indebtedness to maintain the relationship between investment income and interest expense. To assist in managing its interest rate exposure, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, the Company has entered into interest rate swap agreements which effectively convert variable-rate debt into variable-rate debt that is indexed to commercial paper rates.

      As of March 31, 1994, the Company's debt-to-equity ratio was 6.65 to 1. The Company manages it's operations over time using a debt-to-equity guideline of 6.5 to 1.
(7)

                           XEROX CREDIT CORPORATION


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 3 (b) By-laws of Registrant, as amended through
                              September 1, 1992.

                Exhibit 12 (a) Computation of the Company's Ratio of Earnings
                               to Fixed Charges.

                           (b) Computation of Xerox' Ratio of Earnings
                               to Fixed Charges.

          (b)   Reports on Form 8-K.

                None.
(8)

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                 XEROX CREDIT CORPORATION

BY


(NAME AND TITLE)             Sandeep B. Thakore, Vice President and Treasurer
                             (Chief Financial Officer)

(DATE)                       May 2, 1994

(9)