Form 10-Q
period 1994-06-30
XEROX CREDIT CORP
filed 1994-08-10
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1994

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

   Class                                   Outstanding as of July 31, 1994
Common Stock                                              2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                      THIS DOCUMENT CONSISTS OF 12 PAGES.
(1)
PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME

                                (In Millions)


                                       Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                          1994     1993        1994     1993
Earned income:

   Contracts receivable                 $   87   $   93    $    180   $  195

Expenses:

   Interest                                 50       53         102      109
   Operating and administrative              3        2           7        6

      Total expenses                        53       55         109      115

Income before income taxes                  34       38          71       80

Provision for income taxes                  15       15          30       32


Net income                             $    19  $    23    $     41   $   48

See accompanying notes.
(2)
                             XEROX CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)
                                      ASSETS
                                                     June 30,  December 31,
                                                      1994         1993

Cash and cash equivalents                          $     1      $     1

Investments:
   Contracts receivable                              4,202        4,148
   Notes receivable - Xerox and affiliates             100           71
   Investment in Xerox affiliates, at equity            72           74
   Unearned income                                    (439)        (437)
   Allowance for losses                               (145)        (153)
         Total investments                           3,790        3,703

Net assets of discontinued operations                  311          357

Other assets                                             2            2

         Total assets                              $ 4,104      $ 4,063

         LIABILITIES, DEFERRED INCOME TAXES AND SHAREHOLDER'S EQUITY

Liabilities:
   Notes payable within one year:
      Commercial paper                             $ 1,451      $ 1,653
      Current portion of notes payable
        after one year                                 570          554
   Notes payable after one year                      1,366        1,079
   Notes payable after one year- Xerox and affiliates   75           75
   Due to Xerox Corporation, net                        51           67
   Accounts payable and accrued liabilities             49           91
         Total liabilities                           3,562        3,519

Deferred income taxes                                   35           38

Shareholder's equity:
   Common stock, no par value, 2,000 shares
     authorized, issued and outstanding                 23           23
   Additional paid-in capital                          145          145
   Retained earnings                                   338          337
   Cumulative translation adjustment                     1            1

         Total shareholder's equity                    507          506

         Total liabilities, deferred income
           taxes and shareholder's equity          $ 4,104      $ 4,063

See accompanying notes.
(3)
                           XEROX CREDIT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In Millions)

                                                           Six Months Ended
                                                                June 30,
                                                             1994      1993

Cash Flows from Operating Activities
   Net income                                             $   41   $    48
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Decrease in operating assets
        and liabilities:
        Accounts Payable and accrued liabilities             (35)      (17)
        Other, net                                           (17)        -

   Net cash (used in) provided by operating activities       (11)       31


Cash Flows from Investing Activities
   Purchases of investments                                 (980)     (901)
   Proceeds from collections of investments                  920       808
   Net collections from discontinued operations               39        91

   Net cash used in investing activities                     (21)       (2)


Cash Flows from Financing Activities
   (Decrease) increase in short-term debt, net              (231)      171
   Proceeds from long-term debt                              487       200
   Principal payments on long-term debt                     (184)     (375)
   Dividends                                                 (40)      (25)

   Net cash provided by (used in) financing activities        32       (29)


Net Change
   Cash and cash equivalents, (decreased) increased            -         -
   Cash and cash equivalents, beginning of period              1         2

   Cash and cash equivalents, end of period               $    1  $      2

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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the operating results for the interim periods presented have been made.

     Interim financial data presented herein are unaudited.

 (2) During the first six months of 1994, the Company sold an aggregate of $487 million in principal amount of medium-term notes. Of this amount, $255 million were floating rate notes which mature in 1996 and 1997 and bear interest rates based primarily on spreads above certain reference rates such as LIBOR and U.S. T-Bill Rates. The remaining notes were fixed rate notes which mature in 1996 and 1997 and bear interest rates ranging from 5.20% to 5.82%.

 (3) During March 1994, the Company redeemed, at a 1.5% premium, $100 million of 8% Notes due 1999.

 (4) During the second quarter of 1994, the Company repaid, at maturity, $75 million of floating rate notes.

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

(5)
Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations

RESULTS OF OPERATIONS
                           Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox by which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. Earned income from contracts receivable for the second quarter of 1994 was $87 million versus $93 million in the corresponding period in 1993, and for the six-month periods ended June 30, 1994 and 1993, was $180 million and $195 million, respectively. The decrease in earned income is primarily attributable to lower interest earned on Xerox' contracts receivable resulting from declining interest rates.

      Second quarter interest expense decreased to $50 million in 1994 from $53 million in the same period in 1993. For the six-month period ended June 30, 1994, interest expense decreased to $102 million from $109 million in 1993. This decrease resulted from lower interest rates partially offset by increased borrowings required to fund the Company's additional investment in contracts receivable. The Company intends to continue to match its contracts receivable and indebtedness to maintain the relationship between interest income and interest expense.

      Operating and administrative expenses were $3 million for the second quarter of 1994 and $2 million for the second quarter of 1993. For the six-month period ended June 30, 1994 and 1993, operating and administrative expenses totaled $7 million and $6 million, respectively. These expenses primarily represent the costs associated with the administration of contracts receivable purchased from Xerox.

      The six-month effective income tax rate for continuing operations for 1994 was 42.3 percent, versus 40.0 percent for 1993. The 1994 increase is attributed to non-taxable equity losses recorded by the Company in connection with its investment in Xerox Financial Services Life Insurance Company.

                         Discontinued Operations

      Since their discontinuance in 1990, the Company made substantial progress in disengaging from the real estate and third-party financing businesses. For the three years ended December 31, 1993, the Company received net cash proceeds of $2,089 million from the sale of dis-continued business units, from asset securitizations, sales, and run-off collection activities. The amounts received were consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness. At June 30, 1994, the Company remains contingently liable for approximately $84 million of receivables under recourse provisions associated with the securitization transactions.

      During the first six-months of 1994, the Company reduced its net assets of discontinued operations by approximately $39 million, primarily through contractual maturities. The related net proceeds were largely used to repay short-term indebtedness.

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

      At June 30, 1994 the Company and Xerox have joint access to four revolving credit agreements totaling $4 billion with various banks, which credit agreements expire from 1995 to 1999. The interest on amounts borrowed under these facilities would be at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal funds rates.

      Overall, cash of $21 million was used in investing activities during the first half of 1994, compared with $2 million during the same period in 1993. The increase in cash used in investing activities is principally the result of lower net collections from discontinued operations.

      Cash provided by financing activities was $32 million in the first half of 1994 compared to cash usage of $29 million during the same period in 1993. This change is largely due to the increased net proceeds from long-term debt used to fund the Company's investments in Xerox' contracts receivable.

      The Company believes that cash provided by operations, cash available under its commercial paper program supported by its credit facilities, and its readily available access to the capital markets are more than sufficient for its funding needs.

      Borrowing associated with the financing of customer purchases of Xerox equipment is expected to continue to increase throughout 1994. This growth will be partially offset by proceeds from discontinued third-party financing and leasing asset sales. The timing, principal amount and form of new short- and long- term funding will be determined based upon the Company's financing needs and prevailing debt market conditions.

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

      As of June 30, 1994, the Company's debt-to-equity ratio was 6.68 to 1. The Company manages its operations over time using a debt-to-equity guideline of 6.5 to 1.

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


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 12 (a) Computation of the Company's Ratio of Earnings
                               to Fixed Charges.

                           (b) Computation of Xerox' Ratio of Earnings
                               to Fixed Charges.

          (b)   Reports on Form 8-K.

                A Current Report on Form 8-K dated May 25, 1994 reporting
                Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" was filed during the quarter for which this Quarterly Report is filed.

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

(DATE)                        August 10, 1994

(9)