Form 10-Q
period 1994-09-30
XEROX CREDIT CORP
filed 1994-11-04
CIK 351936

FORM 10-Q
		      SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549

[Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended:  September 30, 1994

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

   Class                                   Outstanding as of October 31, 1994
Common Stock                                              2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

				      THIS DOCUMENT CONSISTS OF 13 PAGES.



(1)

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements


			   XEROX CREDIT CORPORATION
		      CONSOLIDATED STATEMENTS OF INCOME

				(In Millions)


				       Three Months Ended   Nine Months Ended
					  September 30,        September 30,
					  1994     1993        1994     1993
Earned income:

   Contracts receivable                 $   91   $   87    $    273   $  282

Expenses:

   Interest                                 52       52         154      161
   Operating and administrative              2        4           9       10

      Total expenses                        54       56         163      171

Income before income taxes                  37       31         110      111

Provision for income taxes                  15       13          45       45


Net income                             $    22  $    18    $     65   $   66


See accompanying notes.


(2)
			     XEROX CREDIT CORPORATION
			   CONSOLIDATED BALANCE SHEETS
				  (In Millions)
				      ASSETS

						 September 30,  December 31,
						      1994         1993

Cash and cash equivalents                          $     2      $     1

Investments:
   Contracts receivable                              4,128        4,148
   Notes receivable - Xerox and affiliates             114           71
   Unearned income                                    (428)        (437)
   Allowance for losses                               (136)        (153)
	 Total investments                           3,678        3,629

Net assets of discontinued operations                  378          431

Other assets                                             3            2

	 Total assets                              $ 4,061      $ 4,063

	 LIABILITIES, DEFERRED INCOME TAXES AND SHAREHOLDER'S EQUITY

Liabilities:
   Notes payable within one year:
      Commercial paper                             $ 1,579      $ 1,653
      Current portion of notes payable
	after one year                                 518          554
   Notes payable after one year                      1,216        1,079
   Notes payable after one year- Xerox and affiliates   75           75
   Due to Xerox Corporation, net                        43           67
   Accounts payable and accrued liabilities             80           91

	 Total liabilities                           3,511        3,519

Deferred income taxes                                   34           38

Shareholder's equity:
   Common stock, no par value, 2,000 shares
     authorized, issued and outstanding                 23           23
   Additional paid-in capital                          145          145
   Retained earnings                                   347          337
   Cumulative translation adjustment                     1            1

	 Total shareholder's equity                    516          506

	 Total liabilities, deferred income
	   taxes and shareholder's equity          $ 4,061      $ 4,063

See accompanying notes.

(3)

			   XEROX CREDIT CORPORATION
		    CONSOLIDATED STATEMENTS OF CASH FLOWS

				(In Millions)

							  Nine Months Ended
							      September 30,
							     1994      1993

Cash Flows from Operating Activities
   Net income                                             $   65   $    66
   Adjustments to reconcile net income to
      net cash provided by operating activities:
	Decrease in deferred income taxes                     (4)     (104)
	(Decrease)increase in operating assets
	   and liabilities, net                              (26)        6


   Net cash provided by (used in) operating activities        35       (32)


Cash Flows from Investing Activities
   Purchases of investments                               (1,387)   (1,331)
   Proceeds from collections of investments                1,381     1,220
   Net collections from discontinued operations               43       173

   Net cash provided by investing activities                  37        62



Cash Flows from Financing Activities
   (Decrease) increase in short-term debt, net              (117)      163
   Proceeds from long-term debt                              486       425
   Principal payments on long-term debt                     (385)     (579)
   Dividends                                                 (55)      (39)

   Net cash used in financing activities                     (71)      (30)


Net Change
   Cash and cash equivalents, increased                        1         -
   Cash and cash equivalents, beginning of period              1         2

   Cash and cash equivalents, end of period               $    2  $      2


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


     Certain prior year balances have been reclassified to conform to the 1994 presentation. The most significant reclassification pertains to the reporting of the Company's investment in Xerox Financial Services Life Insurance Company ("XFSLIC"), a subsidiary of the Company's parent, Xerox Financial Services, Inc., which had been reported on the consolidated balance sheet as a component of the Company's continuing operations. Effective September 30, 1994, the Company's $74 million investment in XFSLIC common stock has been reclassified on the consolidated balance sheet as a component of net assets of discontinued operations. This reclassification is the result of Xerox Financial Services, Inc.'s decision to disengage from XFSLIC and, as a consequence, the Company's investment in XFSLIC is expected to be disposed of within one year. The Company is expected to receive book value upon ultimate disposition of this investment.

     Interim financial data presented herein are unaudited.

 (2) During the first nine months of 1994, the Company sold an aggregate of $486 million in principal amount of medium-term notes. Of this amount, $255 million were floating rate notes which mature in 1996 and 1997 and bear interest rates based primarily on spreads above certain reference rates such as LIBOR and U.S. T-Bill Rates. The remaining notes were fixed rate notes which mature in 1996 and 1997 and bear interest rates ranging from 5.20% to 5.82%.

 (3) During March 1994, the Company redeemed, at a 1.5% premium, $100 million of 8% Notes due 1999.

 (4) During the third quarter of 1994, the Company repaid, at maturity, $175 million of floating rate notes.

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

RESULTS OF OPERATIONS
			   Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. Earned income from contracts receivable for the third quarter of 1994 was $91 million versus $87 million in the corresponding period in 1993, and for the nine-month periods ended September 30, 1994 and 1993, was $273 million and $282 million, respectively. The decrease in earned income for the nine-month period is primarily attributable to lower interest earned on Xerox' contracts receivable resulting from an overall decline in interest rates.

      Third quarter interest expense was $52 million in 1994 and 1993. For the nine-month period ended September 30, 1994, interest expense decreased to $154 million from $161 million in 1993. This decrease resulted from overall lower interest rates partially offset by increased borrowings required to fund the Company's additional investment in contracts receivable.The Company intends to continue to match its contracts receivable and indebtedness to maintain the relationship between interest income and interest expense.

      Operating and administrative expenses were $2 million for the third quarter of 1994 and $4 million for the third quarter of 1993. For the nine-month period ended September 30, 1994 and 1993, operating and administrative expenses totaled $9 million and $10 million, respectively. These expenses primarily represent the costs associated with the administration of contracts receivable purchased from Xerox.

       The effective income tax rate for the third quarter of 1994 was 40.5 percent compared to 41.9 percent for the same period in 1993. The decrease is primarily due to a cumulative adjustment in the third quarter of 1993 reflecting the change in the corporate federal income tax rate from 34 percent to 35 percent. The nine-month effective income tax rate for continuing operations for 1994 was 40.9 percent, approximately the same as for 1993.

			 Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. For the three years ended December 31, 1993, the Company received net cash proceeds of $2,089 million from the sale of dis-continued business units, from asset securitizations, sales, and run-off collection activities. The amounts received were consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness. At September 30, 1994, the Company remains contingently liable for approximately $70 million of receivables under recourse provisions associated with the securitization transactions.

     During the first nine-months of 1994, the Company reduced its net assets of discontinued operations by approximately $43 million, primarily through contractual maturities. The related net proceeds were largely used to repay short-term indebtedness.

      Since approximately $117 million of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will be slower during 1994 and in future years, compared with 1993 and prior years. The Company believes that the liquidation of the remaining assets will not result in a net loss.
(6)
			   XEROX CREDIT CORPORATION
		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION
				 (Continued)

CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      At September 30, 1994 the Company and Xerox have joint access to four revolving credit agreements totaling $4 billion with various banks, which credit agreements expire from 1995 to 1999. The interest on amounts borrowed under these facilities would be at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal funds rates.

      Cash provided by operating activities was $35 million in the first nine months of 1994 compared to $32 million of cash usage during the same period in 1993. The change is primarily due to the smaller decrease in deferred income taxes in 1994 versus 1993, resulting from fewer sales of certain passive lease receivables.

      Overall, cash of $37 million was provided by investing activities during the first nine months of 1994, compared with $62 million during the same period in 1993. The decrease in cash provided by investing activities is principally the result of lower net collections from discontinued operations offset by higher collections of investments.

      Cash used in financing activities was $71 million in the first nine months of 1994 compared to $30 million during the same period in 1993. This change is largely due to increased dividends and net debt repayments.

      The Company believes that cash provided by operations, cash available under its commercial paper program supported by its credit facilities, and its readily available access to the capital markets are more than sufficient for its funding needs.

      Borrowing associated with the financing of customer purchases of Xerox equipment is expected to continue to increase throughout 1994. This growth will be partially offset by proceeds from discontinued third-party financing and leasing asset sales. The timing, principal amount and form of new short and long-term funding will be determined based upon the Company's financing needs and prevailing debt market conditions.

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

      As of September 30, 1994, the Company's debt-to-equity ratio was
6.42 to 1.The Company manages its operations over time using a debt-to-equity guideline of 6.5 to 1.

(7)



			   XEROX CREDIT CORPORATION


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

	  None.


Item 6.   Exhibits and Reports on Form 8-K

	  (a)   Exhibits

		Exhibit 12 (a) Computation of the Company's Ratio of Earnings
			       to Fixed Charges.

			   (b) Computation of Xerox' Ratio of Earnings
			       to Fixed Charges.

		Exhibit 27 Financial Data Schedule


	  (b)   Reports on Form 8-K.

		None


(8)


SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                 XEROX CREDIT CORPORATION

BY


(NAME AND TITLE)             Donald R. Altieri, Vice President and Treasurer
			     (Chief Financial Officer)

(DATE)                        November 4, 1994


(9)