Form 10-K
XEROX CREDIT CORP
filed 1995-03-30
CIK 351936

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended:  December 31, 1994
                                      OR
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

Title of Each Class                 Name of Each Exchange on Which Registered

10% Notes due 1999                  New York Stock Exchange


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

   Class                                  Outstanding as of February 28, 1995
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                      THIS DOCUMENT CONSISTS OF 37 PAGES
(1)

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

      Xerox is a global company serving the worldwide Document Processing markets. Xerox' Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. These products and systems are marketed in over 130 countries by a direct sales force and a network of agents, dealers, distributors and value-added resellers, as well as through U.S. retail marketing channels. The financing of Xerox equipment is generally carried out by the Company in the United States and internationally by several foreign financing subsidiaries.



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

      Not Required.



(3)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
                         Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. These receivables arise from Xerox equipment being sold under installment sales and sales-type leases. In 1994, the Company purchased receivables from Xerox totaling $1,916 million compared to $1,848 million in 1993. Earned income from contracts receivable decreased in 1994 to $362 million from $376 million in 1993. The 1994 decrease is due to lower interest earned on Xerox' contracts receivable which reflects the fact that a significant number of those contracts were activated in 1993 and 1992 when market interest rates were at a ten year low. Earned income from contracts receivable decreased in 1993 to $376 million from $389 million in 1992. The decrease in earned income was the result of lower purchases of contracts receivable in 1993 compared to 1992, due to weak United States sales early in 1993 because of the reorganization of the Xerox United States Customer Operations sales force, as well as lower interest income earned on Xerox contracts receivable resulting from declining interest rates.

      Interest expense was $202 million in 1994 compared to $209 million in 1993, a decrease of $7 million. The 1994 decrease resulted from lower overall interest rates partially offset by increased borrowings required to fund the Company's additional investment in contracts receivable. The $209 million of interest expense in 1993 was a decrease of $3 million from the 1992 interest expense of $212 million. The 1993 decrease reflected lower interest rates partially offset by increased borrowings required to fund the Company's additional investment in contracts receivable. The Company intends to continue to match its contracts receivable and indebtedness to maintain the relationship between interest income and interest expense.

      Operating and administrative expenses were $13 million for 1994, the same amount as in 1993. Operating and administrative expenses decreased to $13 million in 1993 compared to $19 million in 1992. This decrease was due primarily to operating efficiencies associated with the administration of contracts receivable purchased from Xerox.

      The effective income tax rate for 1994 was 40.8 percent as compared with 40.9 percent for 1993 and 39.9 percent for 1992, respectively. The increase in the effective tax rates in 1993 compared to 1992 was due primarily to the 1993 increase in the corporate federal income tax rates from 34 percent to 35 percent retroactive to January 1, 1993.


(4)

                         Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real-estate and third-party financing businesses. During the three years ended December 31, 1994, the Company received net cash proceeds of $841 million from the sale of discontinued business units and assets, from several asset securitizations and from run-off collection activities. The amounts received were consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness. At December 31, 1994, the Company remains contingently liable for approximately $50 million under recourse provisions associated with the securitization transactions.

      Since a portion of the remaining assets ($62 million) represents passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will be significantly slower in 1995 and future years, compared with prior years. The Company believes that the liquidation of the remaining assets will not result in a net loss.

      In January 1995, Xerox signed a definitive agreement for the sale of Xerox Financial Services Life Insurance Company(XFSLIC), a subsidiary of the Company's parent, Xerox Financial Service, Inc. The Company's $74 million investment in XFSLIC, representing a 26% interest, is reported as a component of net assets of discontinued operations on the consolidated balance sheet. Closing of the sale is expected in the first half of 1995. The Company anticipates that the ultimate disposition of this investment will not result in a net loss.


      Additional information regarding discontinued operations is included in
Note 2 to the Consolidated Financial Statements.




(5)

Capital Resources and Liquidity

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      At December 31, 1994, the Company and Xerox have joint access to three revolving credit agreements totaling $5 billion with various banks, which expire from 1995 to 1999. The interest on amounts borrowed under these facilities is at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal funds rates.

      Net cash provided by operating activities was $20 million in 1994 compared with $48 million of cash used in 1993. The 1994 decrease in cash used by operating activities is mainly attributable to the comparatively smaller reduction in the deferred income taxes payable balance offset by greater reduction in accounts payable and accrued liabilities due to timing of payments. Net cash used in operating activities was $48 million in 1993 compared with $23 million in 1992. The 1993 increase in cash used by operating activities was mainly attributable to the reduction in accounts payable and accrued liabilities due to timing of payments.

      Net cash provided by investing activities was $47 million in 1994 compared to $21 million provided in 1993. The increase in cash provided by investing activities was the result of higher net collections from the Company's investment in contracts receivable in 1994,which was partially offset by lower net collections from discontinued operations. Net cash provided by investing activities was $21 million in 1993 compared to $58 million of cash used in investing activities in 1992. The increase in cash provided by investing activities was the result of higher net collections from the Company's investment in contracts receivable in 1993, which was partially offset by lower net collections from discontinued operations.

      Net cash used in financing activities was $68 million in 1994 compared to $26 million provided in 1993. The increase in cash used was the result of less net borrowing and payment of higher dividends in 1994. Net cash provided by financing activities was $26 million in 1993 compared to $79 million in 1992. The decrease in cash provided was the result of increased principal payments on the Company's long-term debt.




(6)

      The Company believes that cash provided by continuing operations, cash available under its commercial paper program supported by its credit facilities, and its readily available access to the capital markets are more than sufficient for its funding needs. During 1995, new borrowing associated with the financing of customer purchases of Xerox equipment will continue. The timing, principal amount and form of new short- and long-term financing will be determined based upon the Company's need for financing and prevailing debt market conditions.

      The Company intends to continue to match fund interest income from its
contracts receivable with interest obligations on its indebtedness.   To
lock-in interest spreads on new business and reduce interest cost, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate based payments in return. The Company has also entered into swap agreements that convert both fixed-and non-commercial paper based variable-rate interest payments into payments that are indexed to commercial paper rates.

      During 1994, the Company entered into interest rate swap agreements, which effectively converted $430 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 1997 and resulted in a weighted average fixed-rate of 6.71 percent at December 31,1994. The Company also entered into interest rate swap agreements during 1994 which effectively converted $275 million of variable-rate debt into variable-rate debt that is indexed to the commercial paper rates. These agreements mature at various dates through 1997.

      As of December 31, 1994, the Company's overall debt-to-equity ratio was 6.5 to 1. The Company declared aggregate dividends of $88 million, $59 million and $60 million during 1994, 1993 and 1992, respectively. The Company currently intends to maintain a debt-to-equity ratio of approximately
6.5 to 1.

      Pursuant to a Support Agreement between the Company and Xerox,
Xerox has agreed to retain ownership of 100 percent of the voting capital stock of the Company and to make periodic payments to the extent necessary to ensure that the Company's annual pre-tax earnings available for fixed charges equal at least 1.25 times the Company's fixed charges.
(7)

ITEM 8.     Financial Statements and Supplementary Data

      The financial statements of the Company and its consolidated subsidiaries and the notes thereto, the financial statement schedules, and the report thereon of KPMG Peat Marwick LLP, independent auditors, are set forth on pages 10 through 28 hereof.

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

      (b) No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.


(8)

SIGNATURE

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            XEROX CREDIT CORPORATION

                            BY_______________________________

(NAME AND TITLE)            Donald R. Altieri, Vice President, Treasurer
                            and Chief Financial Officer

                            March 30, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                   Title

Principal Executive Officer:

 Stuart B. Ross             ______________________________
                            Chairman, President and Chief
                            Executive Officer and Director

Principal Financial Officer:

Donald R. Altieri           ______________________________
                            Vice President, Treasurer
                            and Chief Financial Officer and Director

Principal Accounting Officer:

Tanvir Hyder,                _____________________________
                             Controller


Directors:


David R. McLellan*           Director
Eunice M. Filter*            Director

*By_____________________
Donald R. Altieri
Attorney-in-Fact

(DATE)                      March 30, 1995
(9)

SIGNATURE
                        Report of Independent Auditors



The Board of Directors
Xerox Credit Corporation:

We have audited the consolidated financial statements of Xerox Credit Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xerox Credit Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes and its method of accounting for postretirement benefits other than pensions in 1992.


KPMG PEAT MARWICK LLP


Stamford, Connecticut
January 19, 1995
(10)

                           XEROX CREDIT CORPORATION
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements:

Consolidated statements of income for each of the years in the three-year period ended December 31, 1994

Consolidated balance sheets at December 31, 1994 and 1993

Consolidated statements of shareholder's equity for each of the years in the three-year period ended December 31, 1994

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1994

Notes to consolidated financial statements


Schedules:



II      Valuation and qualifying accounts



All other schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements or notes thereto.


(11)

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 1994, 1993 and 1992
                                   (In Millions)


                                               1994       1993        1992
Earned Income:
    Contracts receivable                      $ 362    $   376     $   389


Expenses:
    Interest                                    202        209         212
    Operating and administrative                 13         13          19

        Total expenses                          215        222         231


Income before income taxes                      147        154         158

Provision for income taxes                       60         63          63


Net income                                    $  87    $    91     $    95



See notes to consolidated financial statements.






(12)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (In Millions)

                                     ASSETS
                                                         1994          1993

Cash and cash equivalents                              $    -        $    1

Investments:
    Contracts receivable                                4,203         4,148
    Notes receivable - Xerox and affiliates                59            58
    Unearned income                                      (434)         (437)
    Allowance for losses                                 (129)         (153)
        Total investments                               3,699         3,616

Net assets of discontinued operations                     289           431
Other assets                                                2             2

        Total assets                                   $3,990        $4,050


          LIABILITIES, DEFERRED INCOME TAXES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Commercial paper                               $1,657        $1,653
        Current portion of notes payable after one year   403           554
    Notes payable after one year                        1,246         1,079
    Notes payable after one year-Xerox and affiliates      75            75
    Due to Xerox Corporation, net                          39            54
    Accounts payable and accrued liabilities               56            91
        Total liabilities                               3,476         3,506

Deferred income taxes                                       9            38

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                23            23
    Additional paid-in capital                            145           145
    Retained earnings                                     336           337
    Cumulative translation adjustment                       1             1

        Total shareholder's equity                        505           506

        Total liabilities, deferred income taxes
          and shareholder's equity                     $3,990        $4,050

See notes to consolidated financial statements.


(13)

                           XEROX CREDIT CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                Years Ended December 31, 1994, 1993 and 1992
                                 (In Millions)

                                     Additional            Cumulative
                             Common   Paid-In   Retained   Translation
                              Stock   Capital   Earnings   Adjustment   Total



Balance at December 31, 1991  $   23   $   145    $  295     $    1   $   464

Net Income                                            95                   95

Dividends*                                           (85)                 (85)





Balance at December 31, 1992      23       145       305          1       474

Net Income                                            91                   91

Dividends                                            (59)                 (59)




Balance at December 31, 1993      23       145       337          1       506

Net Income                                            87                   87

Dividends                                            (88)                 (88)



Balance at December 31, 1994  $   23   $   145    $  336   $     1     $  505


*  Includes a non-cash dividend of $25 million.

See notes to consolidated financial statements.


(14)

                               XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1994, 1993 and 1992
                                   (In Millions)

                                                         1994    1993    1992
Cash Flows from Operating Activities
  Net income                                           $   87  $   91  $   95
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:

        Amortization of discount on long-term debt          -       -       2
        (Decrease) in deferred income taxes               (29)   (136)   (149)
        (Decrease)increase in operating assets
          and liabilities, net                            (38)     (3)     29


  Net cash provided by (used in) operating activities      20     (48)    (23)

Cash Flows from Investing Activities
  Purchases of investments                             (1,916) (1,848) (1,964)
  Proceeds from investments                             1,834   1,637   1,426
  Net collections from
     discontinued operations                              129     232     480

  Net cash provided by (used in) investing activities      47      21     (58)

Cash Flows from Financing Activities
  Increase in short-term debt, net                          4     305     382
  Proceeds from long-term debt                            567     475     406
  Principal payments of long-term debt                   (551)   (695)   (649)
  Dividends                                               (88)    (59)    (60)

  Net cash (used in) provided by financing activities     (68)     26      79


  Decrease in cash and cash equivalents                    (1)     (1)     (2)

  Cash and cash equivalents, beginning of year              1       2       4

  Cash and cash equivalents, end of year               $    -  $    1 $     2

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

      Recognition of Earned Income

      The Company utilizes the interest method for the recognition of earned income associated with contracts receivable. Under this method, the difference between the amount of gross contract receivable and the cost of the contract is recorded as unearned income. The unearned income is amortized to income over the term of the transaction under an effective yield method.

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


(16)

                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Charge Off of Delinquent Receivables

      The Company's policy with respect to the charge-off of delinquent receivables is that receivables are charged off as soon as it becomes apparent that the collection of the receivables through normal means is unlikely. The policy contemplates that delinquent receivables will be charged off before the aging of such delinquent receivables reaches 180 days.

      New Accounting Pronouncements

      Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109- "Accounting for Income Taxes." The effect of adopting SFAS No. 109 had no impact on shareholder's equity and income from continuing operations in 1992. A tax benefit of $87 million was recorded to discontinued operations and represented the cumulative tax benefits associated with the discontinued real-estate operations that were not previously recorded.

      Also, effective January 1, 1992, the Company adopted SFAS No. 106- "Employees' Accounting for Postretirement Benefits other than Pensions," which changes the method of recording other postretirement benefit costs from a cash basis to the accrual basis. The cumulative effect of adopting SFAS No. 106 on the Company was immaterial.

      Commencing in 1994, SFAS No. 112- "Employers' Accounting for Postemployment Benefits" requires accrual accounting for employee benefits that are paid after the termination of active employment but prior to retirement. SFAS No.112 did not have an impact on operating results of the Company as the applicable benefits are either routinely accrued or are types of benefits not currently offered by the Company.

      Effective December 31, 1994, the Company adopted SFAS No. 119- "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The typical transactions with off-balance sheet risk which the Company enters into are interest rate swap agreements. See Note 4 on Page 21 for disclosure relating to these derivative financial instruments.










(17)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)   Discontinued Operations

      The Company has made substantial progress in disengaging from the real-estate and third-party financing businesses that were discontinued in 1990. During the three years ended December 31, 1994, the Company received aggregate net cash proceeds of $841 million ($129 million in 1994, $232 million in 1993 and $480 million in 1992) from the sale of individual assets, from several asset securitizations and from run-off collection activities. The amounts received were consistent with the Company's estimates in the disposal plan and were used primarily to repay short-term indebtedness. At December 31, 1994, the Company remains contingently liable for $50 million under recourse provisions associated with the securitization transactions.

      During 1992, incremental tax benefits of $122 million were realized by the Company related to the write-off of its real estate businesses in 1990. Rather than recording these tax benefits in net income, the Company increased before-tax reserves related to the discontinued businesses. Management believed this prudent in view of weak market conditions and continuing uncertainties in the domestic real-estate and credit markets.

      Approximately $62 million (21 percent) of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes. Accordingly, the Company expects that the wind-down of the portfolio will be slower during 1995 and in future years, compared with prior years. The Company believes that the liquidation of the remaining assets will not result in a net loss.

      Short-and long-term debt represents debt included in the Company's consolidated balance sheets that has been assigned to the discontinued businesses in accordance with historical methodologies. Interest expense assigned to discontinued businesses for 1994 and 1993 was $10 million and $14 million, respectively. Proceeds from disposition of these businesses, along with their results of operations during the phase-out period, are expected to be used to repay such consolidated indebtedness.


(18)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Summarized information of discontinued operations for the three years ended December 31, 1994 follows:
                                                       (In millions)

                                                  1994      1993      1992

Summary of Operations

  Loss before income taxes                       $    -  $     -   $  (122)
  Income tax benefit                                  -        -       122 *

     Net income (loss) from
       discontinued operations                   $    -  $     -   $     -

Balance Sheet Data

Gross finance receivables                        $  109  $   202   $   515
Unearned income                                     (31)     (53)      (87)
Other assets                                        211**    282**     222

Investment in discontinued operations, net       $  289  $   431   $   650

Assigned short- and long-term debt               $  154  $   244   $   400

   * Includes $87 million resulting from the cumulative effect of adopting statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes," effective January 1, 1992.

   ** Includes a $74 million investment in Xerox Financial Services Life Insurance Company, a subsidiary of the Company's parent, Xerox Financial Services, Inc.

      Contractual maturities of the gross finance receivables at December 31, 1994 follow (in millions): 1995-$20; 1996-$9; 1997-$16; 1998-$2;
1999; $1; 2000 and thereafter-$61.



(19)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)   Investments

      Contracts receivable represent purchases of long-term trade accounts receivable from Xerox. These receivables arise from Xerox equipment being sold under installment sales and sales-type leases. Contract terms on these receivables range primarily from two to five years and are generally collateralized by a security interest in the underlying assets. The Company purchased receivables from Xerox totaling $1,916 million in 1994, $1,848 million in 1993, and $1,964 million in 1992. The Company was charged $11 million in 1994 and 1993, and $10 million in 1992 by Xerox for administrative costs associated with the contracts receivable purchased from Xerox.

      Under SFAS No. 107- "Disclosures about Fair Values of Financial Instruments," the Company is not required to determine the fair value of these receivables. Management believes that any revaluation of the contracts receivable would result in a fair value in excess of the carrying value of these receivables.

      The scheduled maturities of contracts receivable at December 31, 1994 are as follows (in millions): 1995-$1,702; 1996-$1,206; 1997-$785;
1998-$368; 1999-$133; 2000 and thereafter- $9. Experience has shown that a portion of these contracts receivable will be prepaid prior to maturity. Accordingly, the preceding schedule of contractual maturities should not be considered a forecast of future cash collections.

      Included in the $59 million notes receivable balance from Xerox and affiliates are receivables from related parties payable on demand at various interest rates. $50 million of these amounts is a floating rate note from XFSI.



(20)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   Lines of Credit and Interest Rate Swaps

      At December 31, 1994, the Company and Xerox had joint access to three revolving credit agreements totaling $5.0 billion with various banks, which expire from 1995 to 1999. These agreements are unused and are available to back the issuance of commercial paper. At December 31, 1994, the Company had a total of $1.7 billion of commercial paper outstanding. The average interest rate paid on commercial paper issued in 1994 was 4.4 percent.

      The Company routinely enters into interest rate swap agreements in the management of interest rate exposure. An interest rate swap is an agreement to exchange interest rate payment streams based on a notional principal amount. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements and receiving commercial paper-rate payments in return. These swap agreements effectively convert an amount (equal to the notional amount) of underlying variable-rate commercial paper into fixed-rate debt. The net interest rate differentials that will be paid or received are recorded currently as adjustments to interest expense. The counterparties to these swap agreements are typically major commercial banks.

The Company does not enter into swap transactions for trading or other speculative purposes. The Company's policies on the use of such derivative instruments prescribe an investment grade counterparty credit floor and at least quarterly monitoring of market risk on a counterparty-by-counterparty basis. Based upon its ongoing evaluation of the replacement cost of its derivatives transactions and counterparty creditworthiness, the Company considers the risk of credit default significantly affecting its financial position or results of operations to be remote. The Company's interest rate hedging activities are largely unaffected by changes in market conditions as swaps are typically held to maturity in order to lock in interest spreads on underlying transactions.

The aggregate amounts of interest rate swaps outstanding at December 31, 1994 and 1993 are as follows:
                                               (Dollars in millions)
                                                1994           1993

Pay fixed/receive variable                    $1,555          $2,050
Pay variable/receive variable                    425             375
Pay variable/receive fixed                         0               0

                                              $1,980          $2,425

Average interest payment rates                  5.54%           5.39%

      At December 31, 1994 and 1993, the Company's swap agreements had an aggregate net fair value of $45 million and $(35) million, respectively, based on quotes from banks. These values represents the estimated net amounts the Company would have received and paid had the agreements been terminated as of December 31, 1994 and 1993, respectively. The Company has no present plans to terminate any of these agreements prior to their scheduled maturities.

(21)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)   Notes Payable After One Year

      A summary of notes payable at December 31, 1994 and 1993 follows:


                                                            (In Millions)
                                                         1994           1993

  9.50% Notes due 1994                                 $    -        $  100
  9.76% Notes due 1994                                      -            14
  4.119% Notes due 1994                                     -            50
  Floating Rate Notes due 1994 (a)                          -           275
  5.375% Notes due 1995                                   150           150
  Floating Rate Notes due 1995 (a)                        100           100
  8.75% Notes due 1995                                    150           150
  6.25% Notes due 1996                                    200           200
  Medium Term Notes due 1996 (e)                          100             -
  Floating Rate Notes due 1996 (a)                        220            50
  4.80% Notes due 1997                                     50            50
  Medium Term Notes due 1997 (e)                          147             -
  Floating Rate Notes due 1997 (a)                        150             -
  8.00% Notes due 1999 (b)                                  -           100
  10.00% Notes due 1999                                   150           150
  10.125% Notes due 1999 (c)                              150           150
  Floating Rate Notes due 2048 (d)                         61            61
  Other Notes due 1995 - 1997                              21            34

            Subtotal                                  $ 1,649       $ 1,634

            Less unamortized discount                       -            (1)
            Less current portion of notes payable
              after one year                             (403)         (554)

            Total Notes Payable After one Year        $ 1,246       $ 1,079


(a) The notes carry interest rates which are based primarily on spreads above certain reference rates such as U.S. Treasury Bill, LIBOR and Federal funds rates.

(b)   The Company exercised its option to redeem these notes on March 1, 1994.

(c) The notes are redeemable on or after April 15, 1996, at the option of the Company, at their principal amount plus accrued interest.


(22)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d) The notes mature August 15, 2048 and are repayable at the option of the noteholders beginning August 15, 1993 and annually thereafter. The outstanding notes are classified as notes payable after one year, since the Company has the ability to refinance them on a long-term basis, if required. The interest rate is indexed to rates on commercial paper placed for issuers whose commercial paper rating is "AA" or the equivalent as reported in Federal Reserve Statistical Release H.15 (519), which at year-end was 6.03 percent.

(e) The 1996 and 1997 medium term notes carry average interest rates of 5.24% and 5.99%, respectively.

      Principal payments on notes payable for the next five years are:
$403 million in 1995; $684 million in 1996; $351 million in 1997;
$0 million in 1998;  $150 million in 1999; and $61 million thereafter.

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

      Interest payments on notes payable for 1994, 1993 and 1992 were $137 million, $148 million, and $166 million, respectively. Interest payments on commercial paper for 1994, 1993 and 1992 were $66 million, $48 million and $40 million, respectively. The weighted-average commercial paper interest rates for 1994, 1993 and 1992 were 4.4 percent, 3.3 percent and 3.9 percent, respectively.

      At December 31, 1994 and 1993, carrying values of notes payable were $1,649 million and $1,634 million, respectively, substantially all of which are subject to the requirements of SFAS No. 107- "Disclosures about
Fair Values of Financial Instruments." The fair values of the Company's notes payable at December 31, 1994 and 1993 were $1,640 million and $1,698 million,respectively, based on quoted market prices for the notes or other issues with similar features and maturity dates. The difference between the fair value and the carrying value represents the theoretical net amounts the Company would have received or paid if it had retired all notes payable at December 31, 1994 or 1993, respectively. The Company has no plans to retire its notes payable prior to their call or final maturity dates.

      The original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue.


(23)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   Income Taxes



      Income taxes are provided at statutory rates based on income before income taxes exclusive of the amortization of investment tax credits and earnings not subject to Federal taxation. Substantially all of the Company's operations are included in Xerox' consolidated income tax returns. In connection with these consolidated returns, the Company paid Xerox $86 million, $136 million, and $15 million in 1994, 1993 and 1992, respectively. The Company paid $10 million in 1994, and $1 million in both 1993 and 1992, to taxing authorities for Company operations not included in Xerox' consolidated tax returns.




(24)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of income from continuing operations before taxes and the provision for income taxes are as follows:
                                                         (In Millions)
                                                    1994      1993      1992

Income from continuing operations
    before income taxes:                          $  147    $  154    $  158

Federal income taxes
    Current                                       $   47    $   50    $   52
    Deferred                                           -        (1)       (3)

State income taxes
    Current                                           13        14        15
    Deferred                                           -         -        (1)

        Total provision for income taxes          $   60    $   63    $   63


      Deferred income taxes for 1993 and 1992 result from differences between financial and tax reporting in the timing of the recognition of income on securitized assets.



      A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:
                                                   1994       1993       1992

U.S. Federal statutory rate                       35.0%      35.0%      34.0%
State income taxes, net of Federal
    income tax benefit                             5.8        5.9        5.9

Effective tax rate                                40.8%      40.9%      39.9%




(25)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 1994 follows:

                                                     (In millions)
                                                   1994          1993
Tax effect of future tax deductions:
    Discontinued real-estate
     tax benefit                                 $   31         $  42

Tax effect on future taxable income:
    Discontinued leverage leases and other          (39)          (79)
    Continuing operations- asset securitizations     (1)           (1)


       Total deferred taxes, net                 $   (9)        $ (38)


        The 1994 reduction in deferred income taxes payable is the result of sales of certain discontinued operations assets. The Company believes that it is more likely than not that the deferred tax assets will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.

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



(26)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   Quarterly Results of Operations (Unaudited)

      A summary of interim financial information follows:

                                                 (In Millions)
                                 First    Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter   Total


1994

Earned income                   $   93   $   89    $   91    $   89   $  362

Interest expense                    52       50        52        48      202

Operating and administrative
    expenses                         4        3         2         4       13

Income taxes                        15       15        15        15       60

                                    71       68        69        67      275

Net income                      $   22   $   21    $   22    $   22   $   87



1993

Earned income                   $  102   $   93    $   87    $   94   $  376

Interest expense                    56       53        52        48      209

Operating and administrative
    expenses                         4        2         4         3       13

Income taxes                        17       15        13        18       63

                                    77       70        69        69      285

Net income                      $   25   $   23    $   18    $   25   $   91





(27)

                                                           SCHEDULE II
                             XEROX CREDIT CORPORATION
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1994, 1993 and 1992
                                  (In Millions)

                                    Additions

                      Balance   Charged   Retained               Balance
                        at        to         at                    at
                      Beginning  Costs      Time                   End
                        of        and        of                    of
                      Period    Expenses  Purchase   Deductions   Period
                                             (A)         (B)


        1994

Allowance for losses-
 continuing operations $ 153    $    -     $  19     $   43      $ 129


        1993

Allowance for losses-
 continuing operations $ 139    $    -     $  63     $   49      $ 153


        1992

Allowance for losses-
 continuing operations $ 108    $    -     $  75     $   44      $ 139


(A) In connection with the contracts receivable purchased from Xerox, the Company retains an allowance for losses at the time of purchase which is intended to protect against future losses. Should any additional allowances be required, Xerox is required under the Operating Agreement to provide such funding. For the period covered by this Schedule, no additional funding was required or provided.

(B)   Amounts written-off, net of recoveries.



(28)

                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1994


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

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-12160.



      (b)   Indenture dated as of March 1, 1988 between Registrant and
            The First National Bank of Chicago relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors, as supplemented by the First Supplemental Indenture dated as of July 1, 1988.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-20640 and to Exhibit 4(a)(2) to Registrant's Current Report on Form 8-K dated July 13, 1988.



(29)

                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1994

                              Index of Exhibits

Document

      (c) Indenture dated as of March 1, 1989 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors, as supplemented by the First Supplemental Indenture dated as of October 1, 1989.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-27525 and to Exhibit 4(a)(2) to Registration Statement No. 33-31367.

      (d) Indenture dated as of August 1, 1991, as supplemented by the First Supplemental Indenture dated as of December 31, 1991, between the Registrant and Bank of Montreal Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by the Registrant's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-39838.

      (e) Indenture dated as of October 1, 1991 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by the Registrant's Board of Directors or the Executive Committee of the Board of Directors, as supplemented by the First Supplemental Indenture dated as of May 1, 1992.

           Incorporated by reference to Exhibit 4(a)(1) and 4(a)(2) to Registration Statement No. 33-43470.

      (f) Indenture dated as of May 1, 1994, between Registrant and The First National Bank of Boston relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or Executive Committee of the Board of Directors.

           Incorporated by reference to Exhibit 4 (a) to Registrant's Registration Statement No. 33-53533 and to Exhibits 4 (a)(1) and 4 (a)(2) to Registrant's Registration Statement No. 33-43470.



(30)

                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1994
                              Index of Exhibits

Document

      (g) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish the Commission a copy of each such instrument upon request.

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

           See Page 32 of this Report on Form 10-K.

      (b)  Computation of Xerox' Ratio of Earnings to Fixed Charges.

           See Page 33 of this Report on Form 10-K.

(23)       Consent of KPMG Peat Marwick LLP.

           See Page 35 of this Report on Form 10-K.

(24)       Power of Attorney.

           See Page 36 of this Report on Form 10-K.

(27)       Financial Data Schedule

           See Page 37 of this Report on Form 10-K.


(31)