Form 10-Q
period 1995-03-31
XEROX CREDIT CORP
filed 1995-05-15
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1995

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

   Class                                   Outstanding as of April 30, 1995
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

                                (In Millions)


                                                            Three Months Ended
                                                                 March 31,
                                                               1995     1994
Earned income:

   Contracts receivable                                    $     92   $   93

Expenses:

   Interest                                                      53       52
   Operating and administrative                                   3        4

      Total expenses                                             56       56

Income before income taxes                                       36       37

Provision for income taxes                                       15       15


Net income                                                 $     21   $   22


See accompanying notes.























(2)



                             XEROX CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)
                                      ASSETS

                                                    March 31,   December 31,
                                                      1995         1994

Cash and cash equivalents                          $     1      $     -

Investments:
   Contracts receivable                              4,276        4,203
   Notes receivable - Xerox and affiliates              86           59
   Unearned income                                    (459)        (434)
   Allowance for losses                               (128)        (129)
         Total investments                           3,775        3,699

Net assets of discontinued operations                  284          289

Other assets                                             2            2

         Total assets                              $ 4,062      $ 3,990

                  LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Notes payable within one year:
      Commercial paper                             $ 1,561      $ 1,657
      Current portion of notes payable
        after one year                                 436          403
   Notes payable after one year                      1,373        1,246
   Notes payable after one year- Xerox and affiliates   75           75
   Due to Xerox Corporation, net                        39           39
   Accounts payable and accrued liabilities             53           56
   Deferred income taxes                                 9            9
         Total liabilities                           3,546        3,485



Shareholder's equity:
   Common stock, no par value, 2,000 shares
     authorized, issued and outstanding                 23           23
   Additional paid-in capital                          145          145
   Retained earnings                                   347          336
   Cumulative translation adjustment                     1            1

         Total shareholder's equity                    516          505

         Total liabilities
           and shareholder's equity                $ 4,062      $ 3,990

See accompanying notes.

(3)






                           XEROX CREDIT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In Millions)

                                                           Three Months Ended
                                                               March 31,
                                                             1995      1994

Cash Flows from Operating Activities
   Net income                                             $   21   $    22
   Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
        Net change in operating assets
           and liabilities                                   (30)      (10)


   Net cash (used in) provided by operating activities        (9)       12


Cash Flows from Investing Activities
   Purchases of investments                                 (529)     (546)
   Proceeds from collections of investments                  480       464
   Net collections from discontinued operations                5        20

   Net cash used in investing activities                     (44)      (62)



Cash Flows from Financing Activities
   (Decrease) in short-term debt, net                        (96)     (164)
   Proceeds from long-term debt                              310       336
   Principal payments on long-term debt                     (150)     (102)
   Dividends                                                 (10)      (20)

   Net cash provided by financing activities                  54        50


Net Change
   Cash and cash equivalents, increased                        1         -
   Cash and cash equivalents, beginning of period              -         1

   Cash and cash equivalents, end of period               $    1  $      1


See accompanying notes.




(4)









                           XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements


 (1) The consolidated financial statements presented herein have been prepared by Xerox Credit Corporation (the "Company") in accordance with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the operating results for the interim periods presented have been made.


     Interim financial data presented herein are unaudited.


     In January 1995, Xerox signed a definitive agreement for the sale of Xerox Financial Services Life Insurance Company (XFSLIC), a subsidiary of the Company's parent, Xerox Financial Services, Inc. The Company's $74 million investment in XFSLIC, representing a 26% interest, is reported as a component of net assets of discontinued operations on the consolidated balance sheet. Closing of the sale is expected in the second quarter of 1995. The Company anticipates that the ultimate disposition of this investment will not result in a net loss.


 (2) During the first quarter of 1995, the Company sold an aggregate of $310 million in principal amount of medium-term notes. Of this amount, $130 million were floating rate notes which mature in 1997 and bear interest rates based primarily on spreads above certain reference rates such as LIBOR and U.S.Federal Funds Rates. The remaining notes were fixed rate notes which mature in 1996 and 2000 and have been swapped into variable rate instruments maturing on the same dates. Interest rates are based on spreads from commercial paper.

 (3) During February 1995, the Company redeemed, at maturity, $150 million of 8.75% Notes.


 (4) Pursuant to a Support Agreement between the Company and Xerox Corporation (Xerox), Xerox has agreed to retain ownership of 100 percent of the voting capital stock of the Company and to make periodic payments to the extent necessary to ensure that the Company's annual pre-tax earnings available for fixed charges equal at least 1.25 times the Company's fixed charges.




(5)







Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations

RESULTS OF OPERATIONS
                           Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. Earned income from contracts receivable for the first quarter of 1995 was $92 million versus $93 million in the corresponding period in 1994.

      First quarter interest expense was $53 million in 1995 versus $52 million in 1994.

      Operating and administrative expenses were $3 million for the first quarter of 1995 and $4 million for the first quarter of 1994.These expenses primarily represent the costs associated with the administration of contracts receivable purchased from Xerox.

       The effective income tax rate for the first quarter of 1995 was 40.5 percent, consistent with the first quarter of 1994.

                         Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. For the three years ended December 31, 1994, the Company received net cash proceeds of $841 million from the sale of discontinued business units and assets, from several asset securitizations, and from run-off collection activities. The amounts received were consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness. At March 31, 1995, the Company remains contingently liable for approximately $38 million of receivables under recourse provisions associated with the securitization transactions.

     During the first quarter of 1995, the Company reduced its net assets of discontinued operations by approximately $5 million, primarily through contractual maturities. The related net proceeds were largely used to repay short-term indebtedness.

      Since approximately $62 million of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will be slower during 1995 and in future years, compared with 1994 and prior years. The Company currently believes that the liquidation of the remaining assets will not result in a net loss.




(6)







                           XEROX CREDIT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)

CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      At March 31, 1995 the Company and Xerox have joint access to three revolving credit agreements totaling $5 billion with various banks, which credit agreements expire from 1995 to 1999. The interest on amounts borrowed under these facilities would be at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal funds rates.

      Cash used in operating activities was $9 million in the first quarter of 1995 compared to $12 million of cash provided during the same period in 1994. The change is primarily due to the increase in the amount receivable from Xerox.

      Net cash of $44 million was used in investing activities during the first quarter of 1995, compared with $62 million during the same period in 1994. The decrease in cash used in investing activities is principally the result of higher net collections from the Company's investment in contracts receivable in 1995.

      Cash provided by financing activities was $54 million in the first quarter of 1995 compared to $50 million during the same period in 1994.

      The Company believes that cash provided by operations, cash available under its commercial paper program supported by its credit facilities, and its readily available access to the capital markets are more than sufficient for its funding needs.

      Borrowing associated with the financing of customer purchases of Xerox equipment is expected to continue to increase throughout 1995. This growth will be partially offset by proceeds from discontinued third-party financing and leasing asset sales. The timing, principal amount and form of new short and long-term funding will be determined based upon the Company's financing needs and prevailing debt market conditions.

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

      As of March 31, 1995, the Company's debt-to-equity ratio was
6.53 to 1.The Company manages its operations over time using a debt-to-equity guideline of 6.5 to 1.

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

(DATE)                        May 15, 1995




























(9)