Form 10-Q
period 1995-06-30
XEROX CREDIT CORP
filed 1995-08-09
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1995

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

   Class                                   Outstanding as of July 31, 1995
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

                                (In Millions)


                                       Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                          1995     1994        1995     1994
Earned income:

   Contracts receivable                 $   88   $   87    $    180   $  180

Expenses:

   Interest                                 55       50         108      102
   Operating and administrative              4        3           7        7

      Total expenses                        59       53         115      109

Income before income taxes                  29       34          65       71

Provision for income taxes                  11       15          26       30


Net income                             $    18  $    19    $     39   $   41


See accompanying notes.























(2)

                             XEROX CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                                    June 30,   December 31,
                                                      1995         1994

                                      ASSETS

Cash and cash equivalents                          $     1      $     -

Investments:
   Contracts receivable                              4,143        4,203
   Notes receivable - Xerox and affiliates             214           59
   Unearned income                                    (441)        (434)
   Allowance for losses                               (126)        (129)
         Total investments                           3,790        3,699

Net assets of discontinued operations                  198          289

Other assets                                             3            2

         Total assets                              $ 3,992      $ 3,990

                       LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Notes payable within one year:
      Commercial paper                             $ 1,280      $ 1,657
      Current portion of notes payable
        after one year                                 357          403
   Notes payable after one year                      1,702        1,246
   Notes payable after one year- Xerox and affiliates   75           75
   Due to Xerox Corporation, net                         1           39
   Accounts payable and accrued liabilities             56           56
   Deferred income taxes                                 7            9
         Total liabilities                           3,478        3,485

Shareholder's equity:
   Common stock, no par value, 2,000 shares
     authorized, issued and outstanding                 23           23
   Additional paid-in capital                          219          145
   Retained earnings                                   271          336
   Cumulative translation adjustment                     1            1

         Total shareholder's equity                    514          505

         Total liabilities and shareholder's
           equity                                  $ 3,992      $ 3,990

See accompanying notes.







(3)
                           XEROX CREDIT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In Millions)

                                                           Six Months Ended
                                                                June 30,
                                                             1995      1994

Cash Flows from Operating Activities
   Net income                                             $    39  $     41
   Adjustments to reconcile net income to
      net cash used in operating activities:
      Net change in operating assets
        and liabilities                                      (122)      (52)

   Net cash used in operating activities                      (83)      (11)


Cash Flows from Investing Activities
   Purchases of investments                                  (703)     (800)
   Proceeds from collections of investments                   767       740
   Net collections from discontinued operations                17        39

   Net cash provided by (used in) investing activities         81       (21)


Cash Flows from Financing Activities
   Decrease in short-term debt, net                          (377)     (231)
   Proceeds from long-term debt                               660       487
   Principal payments on long-term debt                      (250)     (184)
   Dividends                                                  (30)      (40)

   Net cash provided by financing activities                    3        32


Net Change
   Increase in cash and cash equivalents                        1         -
   Cash and cash equivalents, beginning of period               -         1

   Cash and cash equivalents, end of period               $     1  $      1

Supplemental disclosure of non-cash activities:
  As described in Note 1, the Company dividended its $74 million investment in Xerox Financial Services Life Insurance Company to its parent company in 1995. The parent company then made a $74 million capital infusion in the Company by tendering a note receivable to the Company.



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


     Certain prior year balances have been reclassified to conform with the current year presentation.

     In June 1995, the Company's parent, Xerox Financial Services, Inc.
     (XFSI), sold Xerox Financial Services Life Insurance Company (XFSLIC). In connection with the sale, the Company's $74 million investment in XFSLIC, reported as a component of net assets of discontinued operations at the time of the sale, was dividended to XFSI. XFSI in turn made a capital infusion of $74 million to the Company by tendering an interest-bearing note for the full $74 million.


 (2) During the first half of 1995, the Company sold an aggregate of $660 million in principal amount of medium-term notes. Of this amount, $130 million were floating rate notes which mature in 1997 and bear interest rates based primarily on spreads above certain reference rates such as LIBOR and U.S.Federal Funds Rates. The remaining $530 million were fixed rate notes which mature in 1996, 1998 and 2000, of which $430 million have been swapped into variable rate instruments maturing on the same dates. Interest rates are based on spreads from commercial paper.

 (3) The Company redeemed, at maturity, $150 million of 8.75% notes and $100 million of variable rate bonds, in February and June 1995, respectively.

 (4) Pursuant to a Support Agreement between the Company and Xerox Corporation (Xerox), Xerox has agreed to retain ownership of 100 percent of the voting capital stock of the Company and to make periodic payments to the extent necessary to ensure that the Company's annual pre-tax earnings available for fixed charges equals at least 1.25 times the Company's fixed charges.



(5)



Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations

RESULTS OF OPERATIONS
                           Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. Earned income from contracts receivable for the second quarter of 1995 was $88 million versus
$87 million in the corresponding period in 1994, and for each of the six-month periods ended June 30, 1995 and 1994, was $180 million.

      Second quarter interest expense increased to $55 million in 1995 from $50 million in the same period in 1994. For the six-month period ended June 30, 1995, interest expense increased to $108 million from $102 million in 1994. This increase resulted from higher interest rates partially offset by decreased borrowings resulting from the Company's reduced investment in contracts receivable. The Company intends to continue to match its contracts receivable and indebtedness to maintain the relationship between interest income and interest expense.

      Operating and administrative expenses were $4 million for the second quarter of 1995 and $3 million for the second quarter of 1994. For each of the six-month periods ended June 30, 1995 and 1994, operating and administrative expenses totaled $7 million. These expenses primarily represent the costs associated with the administration of contracts receivable purchased from Xerox.

      The six-month effective income tax rate for continuing operations for 1995 was 40.5 percent, versus 42.3 percent for 1994. The 1995 decrease is attributed to non-deductible equity losses recorded by the Company in 1994 not present in 1995.


                         Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. For the three years ended December 31, 1994, the Company received net cash proceeds of $841 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. The amounts received were consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness. At June 30, 1995, the Company remains contingently liable for approximately $27 million of receivables under recourse provisions associated with securitization transactions.

      During the first six-months of 1995, the Company reduced its net assets of discontinued operations by approximately $91 million, primarily through the disposal of the Company's $74 million investment in XFSLIC and contractual maturities.




(6)



                           XEROX CREDIT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)

      Since approximately $60 million of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will be slower during 1995 than in past years. The Company believes that the liquidation of the remaining assets will not result in a net loss.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      At June 30, 1995 the Company and Xerox had joint access to three revolving credit agreements totaling $5 billion with various banks, which expire from 1995 to 1999. The interest on amounts borrowed under these facilities would, at the Company's option, be based on certain reference rates such as LIBOR and Federal funds rates, plus a prescribed spread.

      Cash used in operating activities was $83 million in the first half of 1995, compared to $11 million used in operating activities during the same period in 1994. The change is primarily due to the timing of intercompany receipts and disbursements which resulted in a higher net intercompany receivable on June 30, 1995 than on June 30, 1994.

      Cash provided by investing activities was $81 million during the first half of 1995, compared with $21 million used during the same period in 1994. The increase in cash provided by investing activities is principally the result of a lower level of purchased contracts receivable in 1995.

      Cash provided by financing activities was $3 million in the first half of 1995 compared to $32 million during the same period in 1994.
This change is largely due to the decreased net proceeds from debt used to fund the Company's decreased investments in Xerox' contracts receivable.

      The Company believes that cash provided by operations, cash available under its commercial paper program supported by its credit facilities, and its readily available access to the capital markets are more than sufficient to meet its ongoing funding needs.

      Borrowing associated with the financing of customer purchases of Xerox equipment is expected to increase during the remainder of 1995. This growth will be partially offset by proceeds from discontinued third-party financing and leasing asset runoff. The timing, amount and form of new short- and longer-term debt financing will be determined based upon the Company's funding needs and prevailing debt market conditions.

      As of June 30, 1995, the Company's debt-to-equity ratio was 6.50 to 1. The Company manages its operations over time using a debt-to-equity guideline of 6.5 to 1.




(7)



                           XEROX CREDIT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)

      The Company intends to continue to match its contracts receivable and indebtedness to maintain the current relationship between investment income and interest expense. To assist in managing its interest rate exposure, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, the Company has entered into interest rate swap agreements which effectively convert variable-rate debt into variable-rate debt that is indexed to commercial paper rates.







































(8)


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

                None





























(9)





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

(DATE)                       August 9, 1995







































(10)