Form 10-K/A
period 1994-12-31
XEROX CREDIT CORP
filed 1995-10-19
CIK 351936

                               FORM 10-K/A
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                Amendment No. 1
                                      to
        Annual Report on Form 10-K For the Year Ended December 31, 1995

                       Commission file number:  1-8133

                           XEROX CREDIT CORPORATION
            (Exact name of Registrant as specified in its charter)
Delaware                                                           06-1024525
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

100 First Stamford Place, Stamford, Connecticut                         06904
(Address of principal executive offices)                           (Zip Code)

                                (203) 325-6600
             (Registrant's telephone number, including area code)

                                      THIS DOCUMENT CONSISTS OF 36 PAGES
(1)

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

     The Company purchases from Xerox all receivables due from the Federal Government and commercial customers. New contracts are purchased monthly. The Company pays Xerox an administration fee for providing billing and collection services. The purchase price of the contract is calculated as the present value of the future cash flows. The interest rates utilized to discount the cash flows are determined by certain referenced interest rates plus a prescribed spread. The interest rate utilized for the cost calculation is adjusted monthly as each new set of contracts is purchased.

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


ITEM 4.     Submission of Matters to a Vote of Security Holders

      Not Required.

                                   PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      Dividends declared during the five years ended December 31 were as follows (in millions): 1990 - $85; 1991 - $206; 1992 - $60; 1993 -$59;
1994 - $88.

ITEM 6.     Selected Financial Data

      Not Required.



(3)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
                         Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. These receivables arise from Xerox equipment being sold under installment sales and sales-type leases. In 1994, the Company purchased receivables from Xerox totaling $1,916 million compared to $1,848 million in 1993. The growth of receivables purchases resulted from the improved growth of Xerox equipment sales in 1994. Earned income from contracts receivable decreased in 1994 to $362 million from $376 million in 1993. The 1994 decrease is due to lower interest earned on Xerox' contracts receivable which reflects the fact that a significant number of those contracts were activated in 1993 and 1992 when market interest rates were at a ten year low. Earned income from contracts receivable decreased in 1993 to $376 million from $389 million in 1992. The decrease in earned income was the result of lower purchases of contracts receivable in 1993 compared to 1992, due to weak United States sales early in 1993 because of the reorganization of the Xerox United States Customer Operations sales force, as well as lower interest income earned on Xerox contracts receivable resulting from declining interest rates.

      Interest expense was $202 million in 1994 compared to $209 million in 1993, a decrease of $7 million. The 1994 decrease resulted from lower overall interest rates partially offset by increased borrowings required to fund the Company's additional investment in contracts receivable. The $209 million of interest expense in 1993 was a decrease of $3 million from the 1992 interest expense of $212 million. The 1993 decrease reflected lower interest rates partially offset by increased borrowings required to fund the Company's additional investment in contracts receivable. Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium term notes into fixed rates of interest for specified maturities. This practice is employed because it effectively
"locks in" a spread and eliminates the risk of shrinking interest margins in a rising interest rate environment. Conversely, this practice effectively eliminates the opportunity to increase margins when interest rates are declining. The Company intends to continue to match its contracts receivable and indebtedness to maintain therelationship between interest income and interest expense.

      Operating and administrative expenses were $13 million for 1994, the same amount as in 1993. Operating and administrative expenses decreased to $13 million in 1993 compared to $19 million in 1992. This decrease was due primarily to operating efficiencies associated with the administration of contracts receivable purchased from Xerox. During 1993, there was a significant downsizing of the Company' s headquarters staff which resulted in lower operating costs. Additionally Xerox, which provides administrative service for the accounts receivable operations of the Company, also downsized its staff. This resulted in lower operating costs being charged to the Company by Xerox.

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

      Dividends paid during the five years ended December 31 were as follows (in millions): 1990 - $85; 1991 - $230; 1992 - $85; 1993 -$59; 1994 - $88.


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

      The Company intends to continue to match fund interest income from its
contracts receivable with interest obligations on its indebtedness.   To
lock-in interest spreads on new business and reduce interest cost, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate based payments in return. The Company has also entered into swap agreements that convert non-commercial paper rate variable-rate interest payments into payments indexed to commercial paper rates.

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

      As of December 31, 1994, the Company's overall debt-to-equity ratio was 6.5 to 1. The Company declared aggregate dividends of $88 million, $59 million and $60 million during 1994, 1993 and 1992, respectively. The Company's practice is to maintain a debt-to-equity ratio of approximately
6.5 to 1.

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


(8)

SIGNATURE

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                            XEROX CREDIT CORPORATION

                            BY_______________________________

(NAME AND TITLE)            Donald R. Altieri, Vice President

                            October 19, 1995

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

      Xerox computes the allowance for potential losses on all contracts based upon historical experience and current trends. When the Company purchases the contracts from Xerox, the portion of Xerox' allowance allocable to the purchased contracts is deducted from the purchase price and recorded as Allowance for Potential Losses by the Company. If more contracts are charged off than were forecast in the initial reserve calculation, Xerox reimburses the Company for the excess chargeoffs.


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










(17)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)   Discontinued Operations

      In 1990 the Company discontinued its third party financing and real estate operations. The Company's disposal plan included the sale of three standalone subsidiary companies (Circle Business Credit, Inc.; LMV Leasing Inc.; and Highline Financial Services Inc.) which were sold during 1991. The remaining assets primarily consisted of lease and other interest bearing receivables. The disposal plan contemplated the recovery of these assets primarily in the course of normal maturities. This continues to be the Company's strategy. Since the time of discontinuance the Company has not originated any new financing or real estate business and its management activities have been almost exclusively dedicated to liquidation of the assets. In accordance with APB No. 30, all related items of income and loss (primarily interest income and expense) are deferred and no longer affect the reported results of operations.

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

      The Company has consistently assigned debt to discontinued operations based on the net assets of the discontinued operations and debt to equity ratios that existed at the time the assets were acquired. As proceeds from the collection of the assets are received, assigned debt is reduced. The Company has not reduced, on its consolidated balance sheet, its reported investment in discontinued operations for assigned debt because such debt is the debt of the Company and would not be assumed by purchasers of its discontinued assets.

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

      The maturities of the Company's swaps outstanding as of December 31, 1994 were $750 million, $695 million, and $535 million in 1995, 1996 and 1997, respectively.

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



(28)

                           XEROX CREDIT CORPORATION
                                Amendment No. 1
                                      to
                                  Form 10-K
                     For the Year Ended December 31, 1994


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



(29)

                           XEROX CREDIT CORPORATION
                               Amendment No. 1
                                      to
                                  Form 10-K
                     For the Year Ended December 31, 1994

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



(30)

                           XEROX CREDIT CORPORATION
                               Amendment No. 1
                                      to
                                  Form 10-K
                     For the Year Ended December 31, 1994
                              Index of Exhibits

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

           See Page 32 of this Amendment to Form 10-K.

      (b)  Computation of Xerox' Ratio of Earnings to Fixed Charges.

           See Page 33 of this Amendment to Form 10-K.

(23)       Consent of KPMG Peat Marwick LLP.

           See Page 35 of this Amendment to Form 10-K.

(24)       Power of Attorney.

           See Page 36 of this Amendment to Form 10-K.

(27)       Financial Data Schedule

           See Page 37 of this Amendment to Form 10-K.


(31)