Form 10-Q/A
period 1995-06-30
XEROX CREDIT CORP
filed 1995-10-19
CIK 351936

FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 Amendment No. 1
                                      to
      Quarterly Report on Form 10-Q For the Quarter Ended June 30, 1995

                      Commission file number:    1-8133

                           XEROX CREDIT CORPORATION
            (Exact name of Registrant as specified in its charter)

Delaware                                                           06-1024525
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

(DATE)                       October 19, 1995







































(10)