Form 10-K/A
period 1994-12-31
XEROX CREDIT CORP
filed 1995-10-25
CIK 351936

                                FORM 10-K/A
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                Amendment No. 2
                                      to
        Annual Report on Form 10-K For the Year Ended December 31, 1994

                       Commission file number:  1-8133

                           XEROX CREDIT CORPORATION
            (Exact name of Registrant as specified in its charter)
Delaware                                                           06-1024525
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

100 First Stamford Place, Stamford, Connecticut                         06904
(Address of principal executive offices)                           (Zip Code)

                                (203) 325-6600
             (Registrant's telephone number, including area code)

                                      THIS DOCUMENT CONSISTS OF 2 PAGES

(1)

SIGNATURE

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                            XEROX CREDIT CORPORATION

                            BY DONALD R. ALTIERI

(NAME AND TITLE)            Donald R. Altieri, Vice President

                            October 25, 1995

(2)