Form 10-Q/A
period 1995-06-30
XEROX CREDIT CORP
filed 1995-11-03
CIK 351936

FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 Amendment No. 2
                                      to
      Quarterly Report on Form 10-Q For the Quarter Ended June 30, 1995

                      Commission file number:    1-8133

                           XEROX CREDIT CORPORATION
            (Exact name of Registrant as specified in its charter)

Delaware                                                           06-1024525
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

            100 First Stamford Place, Stamford, Connecticut 06904
              (Address of principal executive offices)(Zip Code)

                                (203) 325-6600
              (Registrant's telephone number,including area code)

                                      THIS DOCUMENT CONSISTS OF 3 PAGES.

(1)

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                 XEROX CREDIT CORPORATION


                             BY GEORGE R. ROTH

(NAME AND TITLE)             George R. Roth
                             Vice President, Treasurer and
                             Chief Financial Officer

(DATE)                       November 3, 1995

(2)