Form 10-Q
period 1995-09-30
XEROX CREDIT CORP
filed 1995-11-13
CIK 351936

				  FORM 10-Q
		      SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549

[Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended:  September 30, 1995

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

   Class                                   Outstanding as of October 31, 1995
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

				(In Millions)


				       Three Months Ended    Nine Months Ended
					  September 30,        September 30,
					  1995     1994        1995     1994
Earned income:

   Contracts and notes receivable       $   87   $   91    $    267   $  273

Expenses:

   Interest                                 57       52         165      154
   Operating and administrative              3        2          10        9

      Total expenses                        60       54         175      163

Income before income taxes                  27       37          92      110

Provision for income taxes                  11       15          37       45


Net income                             $    16  $    22    $     55   $   65


See accompanying notes.






















(2)

			     XEROX CREDIT CORPORATION
			   CONSOLIDATED BALANCE SHEETS
				  (In Millions)

						 September 30, December 31,
						      1995         1994

				      ASSETS

Cash and cash equivalents                          $     -      $     -

Investments:
   Contracts receivable                              4,058        4,203
   Notes receivable - Xerox and affiliates             183           59
   Unearned income                                    (425)        (434)
   Allowance for losses                               (123)        (129)
	 Total investments                           3,693        3,699

Net assets of discontinued operations                  196          289

Other assets                                             2            2

	 Total assets                              $ 3,891      $ 3,990

		       LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Notes payable within one year:
      Commercial paper                             $   955      $ 1,657
      Current portion of notes payable
	after one year                                 587          403
   Notes payable after one year                      1,694        1,246
   Notes payable after one year - Xerox affiliates      75           75
   Due to Xerox Corporation, net                         -           39
   Accounts payable and accrued liabilities             66           56
   Deferred income taxes                                 9            9
	 Total liabilities                           3,386        3,485

Shareholder's equity:
   Common stock, no par value, 2,000 shares
     authorized, issued and outstanding                 23           23
   Additional paid-in capital                          219          145
   Retained earnings                                   262          336
   Cumulative translation adjustment                     1            1

	 Total shareholder's equity                    505          505

	 Total liabilities and shareholder's
	   equity                                  $ 3,891      $ 3,990

See accompanying notes.




(3)

			   XEROX CREDIT CORPORATION
		    CONSOLIDATED STATEMENTS OF CASH FLOWS

				(In Millions)

							   Nine Months Ended
							      September 30,
							     1995      1994

Cash Flows from Operating Activities
   Net income                                             $    55  $     65
   Adjustments to reconcile net income to net
      cash (used in) / provided by operating activities:
      Net change in operating assets
	and liabilities                                       (80)      (30)

   Net cash (used in)/provided by operating activities        (25)       35


Cash Flows from Investing Activities
   Purchases of investments                                (1,028)   (1,120)
   Proceeds from collections of investments                 1,159     1,114
   Net collections from discontinued operations                19        43

   Net cash provided by investing activities                  150        37


Cash Flows from Financing Activities
   Decrease in short-term debt, net                          (703)     (117)
   Proceeds from long-term debt                             1,033       486
   Principal payments on long-term debt                      (400)     (385)
   Dividends                                                  (55)      (55)

   Net cash used in financing activities                     (125)      (71)


Net Change
   Increase in cash and cash equivalents                        -         1
   Cash and cash equivalents, beginning of period               -         1

   Cash and cash equivalents, end of period               $     -  $      2

Supplemental disclosure of non-cash activities:
  As described in Note 1, the Company dividended its $74 million investment in Xerox Financial Services Life Insurance Company to its parent company in 1995. The parent company then made a capital contribution of $74 million to the Company by issuing a $74 million interest bearing note to the Company.


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

     In June 1995, the Company's parent, Xerox Financial Services, Inc.(XFSI), sold Xerox Financial Services Life Insurance Company (XFSLIC). In connection with the sale, the Company's $74 million investment in XFSLIC, reported as a component of net assets of discontinued operations at the time of the sale, was dividended to XFSI. XFSI in turn made a capital contribution of $74 million to the Company by issuing a $74 million interest-bearing note to the Company. This note is an asset of the Company's continuing operations.

 (2) During the first nine months of 1995, the Company sold an aggregate of $1,033 million in principal amount of medium-term notes. Of this amount, $503 million are floating-rate notes maturing in 1997 ($330), 1998 ($120) and 2000 ($53) and bearing interest rates based primarily on spreads above certain reference rates such as the Prime and U.S. Federal Funds Rates. The remaining $530 million are fixed-rate notes which mature in 1996 ($130), 1998 ($100) and 2000 ($300),of which $430 million have been swapped into variable rate obligations maturing on the same dates. Interest rates are based on spreads from commercial paper.

     As more fully described on page 6, the Company "match funds" its contracts receivable by swapping substantially all of its variable-rate commercial paper and medium term notes into fixed rates of interest.

 (3) During the first nine months of 1995, the Company redeemed, at maturity, $150 million of 8.75% notes and $250 million of variable rate notes.

 (4) Pursuant to a Support Agreement between the Company and Xerox
     Corporation (Xerox), Xerox has agreed to retain ownership of 100 percent of the voting capital stock of the Company and to make periodic payments to the extent necessary to ensure that the Company's annual pre-tax earnings available for fixed charges equals at least 1.25 times the Company's fixed charges. The Support Agreement specifically provides that Xerox does not directly or indirectly guaranty any indebtedness, liability or obligation of the Company.

(5)

Item 2. Management's Discussion and Analysis of Financial Condition and
	    Results of Operations

RESULTS OF OPERATIONS
			   Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. The Company purchases from Xerox all contract receivables due from the Federal Government and commercial customers. New receivables are purchased monthly. The purchase price of the receivables is calculated as the present value of the future cash flows. The interest rate utilized to discount the cash flows is determined by certain referenced interest rates plus a prescribed spread. The interest rate utilized for the cost calculation is adjusted monthly as each new portfolio of receivables is purchased.

      Earned income from contracts receivable for the third quarter of 1995 was $87 million versus $91 million in the corresponding period in 1994, and for the nine-month periods ended September 30, 1995 and 1994, was $267 and $273 million, respectively. The decreases are primarily due to a reduction in the size of the portfolios of contracts receivable purchased from Xerox and a 17% reduction in the interest rate spread on the contracts being purchased.

      Third quarter interest expense increased to $57 million in 1995 from $52 million in the same period in 1994. For the nine-month period ended September 30, 1995, interest expense increased to $165 million from $154 million in 1994. These increases are principally attributable to, beginning in 1995, the allocation to continuing operations of interest expense previously allocated to discontinued operations, higher interest expense resulting from the timing of settlements of intercompany liabilities and sundry other items.

     Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium term notes into fixed rates of interest for specified maturities. Match funding effectively "locks in" interest spreads and eliminates the risk of shrinking interest margins in a rising interest rate environment. Conversely, this practice effectively eliminates the opportunity to increase margins when interest rates are declining. The Company intends to continue to match its contracts receivable and indebtedness in order to maintain the relationship between interest income and interest expense.

      Operating and administrative expenses were $3 million for the third quarter of 1995 and $2 million for the third quarter of 1994. For the nine-month periods ended September 30, 1995 and 1994, operating and administrative expenses totaled $10 million and $9 million, respectively. These expenses are primarily the costs to administer the contracts receivable purchased from Xerox.

      The effective income tax rate for continuing operations for each of the first nine months of 1995 and 1994, was 40.5 percent.


(6)

			   XEROX CREDIT CORPORATION
		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION
				 (Continued)


			 Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. Through September 30, 1995, the Company received net cash proceeds of $2,432 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. The amounts received have been consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness. At September 30, 1995, the Company was contingently liable for approximately $16 million of receivables under recourse provisions associated with securitization transactions.

     During the first nine months of 1995, the Company reduced its net assets of discontinued operations by approximately $93 million, primarily through the disposal of the Company's $74 million investment in XFSLIC and contractual maturities.

     Since approximately $58 million of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will be slower during 1995 and in future years than in past years. The Company believes that the liquidation of the remaining assets will not result in a net loss.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      At September 30, 1995 the Company and Xerox had joint access to three revolving credit agreements totaling $5 billion with various banks, which expire from 1995 to 1999. The interest on amounts borrowed under these facilities would, at the Company's option, be based on certain reference rates such as LIBOR and the U.S. Federal Funds rates, plus a prescribed spread.

      Cash used in operating activities was $25 million in the first nine months of 1995, compared to $35 million provided by operating activities during the same period in 1994. The change is primarily due to the timing of intercompany receipts and disbursements which resulted in a higher net intercompany receivable on September 30, 1995 than on September 30, 1994.

      Cash provided by investing activities was $150 million during the first nine months of 1995, compared with $37 million provided during the same period in 1994. The increase in cash provided by investing activities is principally the result of a lower level of purchased contracts receivable in 1995.


(7)

			   XEROX CREDIT CORPORATION
		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION
				 (Continued)


      Cash used in financing activities was $125 million in the first nine months of 1995 compared to $71 million used during the same period in 1994. This change is largely due to the decreased net proceeds from debt due to a reduced level of investments in Xerox' contracts receivable.

      The Company believes that cash provided by operations, liquidity available under its commercial paper program supported by its credit facilities, and its readily available access to the capital markets are more than sufficient to meet its ongoing funding needs.

     Borrowing associated with the financing of customer purchases of Xerox equipment is expected to increase during the last quarter of 1995. This growth will be partially offset by proceeds from discontinued third-party financing and leasing asset runoff. The timing, amount and form of new short- and longer-term debt financing will be determined based upon the Company's funding needs and prevailing debt market conditions.

      As of September 30, 1995, the Company's debt-to-equity ratio was 6.41 to 1. The Company manages its leverage using a debt-to-equity guideline of 6.5 to 1.

      The Company intends to continue to match its contracts receivable and indebtedness. To assist in managing its interest rate exposure, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in connection with the issuance of certain medium term notes, the Company has entered into interest rate swap agreements to transform fixed rate term debt to variable rate "synthetic commercial paper", and other swap agreements which effectively convert variable-rate debt tied to the Prime rate, the Federal Funds rate, etc. into variable-rate debt that is indexed to commercial paper rates.















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

(REGISTRANT)                 XEROX CREDIT CORPORATION




			     BY

(NAME AND TITLE)             George R. Roth, Vice President,
			     Treasurer and Chief Financial Officer
(DATE)                       November 10, 1995






























(10)