Form 10-Q/A
period 1995-09-30
XEROX CREDIT CORP
filed 1995-11-13
CIK 351936

			          FORM 10-Q/A
			      Amendment No. 1

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


      Earned income from contracts receivable for the third quarter of 1995 was $87 million versus $91 million in the corresponding period in 1994, and for the nine-month periods ended September 30, 1995 and 1994, was $267 and $273 million, respectively. The decreases are primarily due to a reduction in the size of the portfolios of contracts receivable purchased from Xerox and a reduction in the interest rate spread on the contracts being purchased.

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

(DATE)                       November 13, 1995






(10)