Form 10-K
period 1995-12-31
XEROX CREDIT CORP
filed 1996-03-28
CIK 351936

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended:  December 31, 1995
                                      OR
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

   Class                                  Outstanding as of February 29, 1996
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                                      THIS DOCUMENT CONSISTS OF 31 PAGES




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

     The Company purchases from Xerox all receivables due from commercial customers and the Federal Government. New contracts are purchased monthly.
The Company pays Xerox an administration fee for providing billing and collection services. The purchase price of the contract is calculated as the present value of the future cash flows. The interest rates utilized to discount the cash flows are determined by certain referenced interest rates plus a prescribed spread. The interest rate utilized for the cost calculation is adjusted monthly as each new set of contracts is purchased.

      In 1990 the Company discontinued its real-estate development and related real-estate financing businesses and its third-party financing and leasing businesses. See Note 2 to the Consolidated Financial Statements for further information regarding the Company's discontinued operations.

      Xerox is The Document Company and a leader in the global document market, providing document services that enhance productivity. Xerox' Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. Xerox document processing products are principally sold directly to users by Xerox' worldwide sales force of approximately 12,000 employees. Xerox also markets through a network of independent agents, dealers, distributors and value-added resellers and has arrangements with U.S. retail marketing channels to market low-end products not generally suited for distribution through the Xerox direct sales force. The financing of Xerox equipment is generally carried out by the Company in the United States and internationally by several foreign financing subsidiaries and divisions in most countries that Xerox operates.






















(2)

ITEM 2.     Properties

      The Company does not directly own any facilities in order to carry on its principal business. Its principal executive offices in Stamford, Connecticut are located in approximately 19,000 square feet of office space leased by Xerox and shared by Xerox, XFSI and the Company. The Company uses less than 1,000 square feet of the total office space. In addition, the Company leases approximately 1,200 square feet of office space at various domestic locations, the majority of which are used by the Company's discontinued operations. These facilities are deemed adequate by management.

ITEM 3.     Legal Proceedings

      None.


ITEM 4.     Submission of Matters to a Vote of Security Holders

      Not Required.

                                   PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      Because the Company is a wholly-owned subsidiary, there is no market for its common shares. Dividends declared during the five years ended December 31 were as follows
(in millions): 1991 - $230; 1992 - $85; 1993 - $59; 1994 - $88; 1995 - $149.

ITEM 6.     Selected Financial Data

      Not Required.
































(3)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
                         Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. These receivables arise primarily from Xerox equipment being sold under installment sales and sales-type leases. In 1995, the Company purchased receivables from Xerox totaling $1,354 million compared to $1,563 million in 1994. The reduction of receivables purchases was due to lower United States sales in 1995 principally due to a realignment of the Xerox United States Customer Operations sales force. Earned income from contracts receivable decreased in 1995 to $352 million from $362 million in 1994. The decrease in earned income was the result of a reduction in the size of the portfolios of contracts receivable purchased from Xerox and a reduction in the interest rate spread on the contracts being purchased. Earned income from contracts receivable decreased in 1994 to $362 million from $376 million in 1993. The 1994 decrease was due to lower interest earned on Xerox' contracts receivable which reflected the fact that a significant number of those contracts were activated in 1993 and 1992 when market interest rates were at a ten-year low.

      Interest expense was $219 million in 1995 compared to $202 million in 1994, an increase of $17 million. The 1995 increase is principally attributable to the assignment to continuing operations, beginning in 1995, of interest expense previously assigned to discontinued operations and higher interest expense resulting from the timing of settlements of intercompany liabilities. Assigned discontinued operations debt represents consolidated debt of the Company, which is expected to be paid with the liquidation of the remaining asset portfolio of the discontinued operations. The $202 million of interest expense in 1994 was a decrease of $7 million from the 1993 interest expense of $209 million. The 1994 decrease resulted from lower overall interest rates partially offset by increased borrowings required to fund the Company's additional investment in contracts receivable.

      Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium term notes into fixed rates of interest for specified maturities. This practice is employed because it effectively "locks in" a spread and eliminates the risk of shrinking interest margins in a rising interest rate environment. Conversely, this practice effectively eliminates the opportunity to increase margins when interest rates are declining. The Company intends to continue to match its contracts receivable and indebtedness to ensure an adequate spread between interest income and interest expense.

      Operating and administrative expenses increased to $14 million in 1995 compared to $13 million in both 1994 and 1993. These expenses are primarily the costs to administer the contracts receivable purchased from Xerox.

      The effective income tax rate for 1995 was 40.3 percent as compared with 40.8 percent and 40.9 percent for 1994 and 1993, respectively.











(4)

                         Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. Through December 31, 1995, the Company received net cash proceeds of $2,445 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. The amounts received have been consistent with the Company's estimates in its disposal plan and were primarily used to reduce the Company's short-term indebtedness.

      During 1995, the Company reduced its net assets of discontinued operations by approximately $106 million, primarily through the disposal of the Company's $74 million investment in Xerox Financial Services Life Insurance Company (XFSLIC) and through contractual maturities.

      Since approximately $58 million of the remaining asset portfolio represents passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will be slower in future years. The Company believes that the liquidation of the remaining assets will not result in a net loss.

      Additional information regarding discontinued operations is included in
Note 2 to the Consolidated Financial Statements.










































(5)

Capital Resources and Liquidity

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      Net cash provided by operating activities was $17 million in 1995 compared with $20 million in 1994 and $48 million of cash used in 1993. The significant usage of cash in 1993 resulted from the liquidation of the asset portfolio of the discontinued operations which resulted in accelerated payments of deferred tax liabilities.

      Net cash provided by investing activities was $210 million in 1995 compared to $47 million in 1994. The increase in cash provided by investing activities is principally the result of fewer purchased contracts receivable in 1995. Net cash provided by investing activities was $47 million in 1994 compared to $21 million provided in 1993. The increase in cash provided by investing activities was the result of higher net collections from the Company's investment in contracts receivable in 1994, which was partially offset by lower collections from discontinued operations.

      Net cash used in financing activities was $227 million in 1995 compared to $68 million in 1994. This change is largely due to lower borrowing proceeds due to a reduced level of investments in Xerox' contracts receivable. Net cash used in financing activities was $68 million in 1994 compared to $26 million provided in 1993. The increase in cash used was the result of reduced borrowing despite payment of higher dividends in 1994.

      Cash dividends paid during the three years ended December 31 were as follows (in millions): 1993 -$59; 1994 - $88; and 1995 - $75. In addition, there was a non-cash dividend in 1995 of $74 million.

      At December 31, 1995, the Company had domestic shelf capacity of $1 billion. In addition, a $1 billion Euro-debt facility is available to both Xerox and the Company of which $547 million remained unused at December 31, 1995. In 1996, Xerox and the Company intend to increase the size of the Euro facility by $1 billion to further enhance capital markets flexibility.

     At December 31, 1995, the Company and Xerox have joint access to a $5 billion revolving credit agreement with various banks, which expires in 2000. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal funds rates.

     The Company believes that cash provided by continuing operations, cash available under its commercial paper program supported by its credit facility, and its readily available access to the capital markets are more than sufficient for its funding needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 1996 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

     The Company intends to continue to match fund its contracts receivable. To assist in managing its interest rate exposure, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in order to match the duration of its assets, the Company issues variable-rate and fixed-rate medium term notes which are swapped to commercial paper rates.





(6)

      During 1995, the Company entered into interest rate swap agreements which effectively converted $1,373 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2000 and resulted in a weighted average fixed-rate of interest of 6.19 percent at December 31, 1995. The Company also entered into interest rate swap agreements during 1995 which effectively converted $553 million of variable-rate debt and $380 million of fixed rate debt into variable-rate debt that is indexed to commercial paper rates. These agreements mature at various dates through 2000.

      As of December 31, 1995, the Company's overall debt-to-equity ratio was
6.5 to 1. The Company's practice is to maintain a debt-to-equity ratio of approximately 6.5 to 1.

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














































(7)

ITEM 8.     Financial Statements and Supplementary Data

      The financial statements of the Company and its consolidated subsidiaries and the notes thereto, the financial statement schedule, and the report thereon of KPMG Peat Marwick LLP, independent auditors, are set forth on pages 10 through 26 hereof.

      The financial statement and schedule required herein is filed as "Financial Statement Schedules" pursuant to Item 14 of this report on Form 10-K.

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

      Not Required.

ITEM 13.    Certain Relationships and Related Transactions

      Not Required.
                                   PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) and (2) The financial statements and the Item 8 financial statement schedule and the report of independent auditors thereon filed herewith are set forth in the Index to Financial Statements and Schedule included herein.

            (3) The exhibits filed herewith are set forth in the Exhibit Index included herein.

      (b) A Current Report on Form 8-K dated November 3, 1995 reporting Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits" was filed during the last quarter of the period covered by this report.



















(8)

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               XEROX CREDIT CORPORATION


                               BY__/s/ George R. Roth___________

(NAME AND TITLE)               George R. Roth, Vice President,
                               Treasurer and Chief Financial Officer

                               March 28, 1996


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 28, 1996



Signature                      Title


Principal Executive Officer:
  Eunice M. Filter             __/s/ Eunice M. Filter___________
                               President, Chief Executive Officer
                                 and Director


Principal Financial Officer:
  George R. Roth               __/s/ George R. Roth_____________
                               Vice President, Treasurer and
                                 Chief Financial Officer

Principal Accounting Officer:
  Daniel S. Marchibroda        __/s/ Daniel S. Marchibroda______
                               Controller



Directors:


__/s/ Donald R. Altieri_________
Donald R. Altieri, Director


__/s/ David R. McLellan_________
David R. McLellan, Director


__/s/ Barry D. Romeril__________
Barry D. Romeril, Director


__/s/ Stuart B. Ross____________
Stuart B. Ross, Director





(9)

                        Report of Independent Auditors



The Board of Directors
Xerox Credit Corporation:

We have audited the consolidated financial statements of Xerox Credit Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xerox Credit Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP




Stamford, Connecticut
January 24, 1996





















(10)

                           XEROX CREDIT CORPORATION
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements:

Consolidated statements of income for each of the years in the three-year period ended December 31, 1995

Consolidated balance sheets at December 31, 1995 and 1994

Consolidated statements of shareholder's equity for each of the years in the three-year period ended December 31, 1995

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1995

Notes to consolidated financial statements

Report of Independent Auditors



Schedule:

II      Valuation and qualifying accounts


All other schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements or notes thereto.


































(11)

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 1995, 1994 and 1993
                                  (In Millions)


                                               1995        1994        1993
Earned Income:
    Contracts receivable                      $ 352       $ 362       $ 376


Expenses:
    Interest                                    219         202         209
    Operating and administrative                 14          13          13

        Total expenses                          233         215         222


Income before income taxes                      119         147         154

Provision for income taxes                       48          60          63


Net income                                    $  71       $  87       $  91




The accompanying notes are an integral part of the consolidated financial statements.



































(12)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                                 (In Millions)

                                     ASSETS
                                                            1995         1994

Cash and cash equivalents                                $     -      $     -

Investments:
    Contracts receivable                                   3,999        4,203
    Notes receivable - Xerox and affiliates                  189           59
    Unearned income                                         (410)        (434)
    Allowance for losses                                    (127)        (129)
        Total investments                                  3,651        3,699

Net assets of discontinued operations                        183          289
Deferred Income Taxes and Other assets                         3            2

        Total assets                                     $ 3,837      $ 3,990


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Commercial paper                                 $   875      $ 1,657
        Current portion of notes payable after one year      868          403
    Notes payable after one year                           1,411        1,246
    Notes payable after one year-Xerox and affiliates         75           75
    Due to Xerox Corporation, net                             52           39
    Accounts payable and accrued liabilities                  56           56
    Deferred income taxes                                      -            9

        Total liabilities                                  3,337        3,485

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                   23           23
    Additional paid-in capital                               219          145
    Retained earnings                                        258          336
    Cumulative translation adjustment                          -            1

        Total shareholder's equity                           500          505

        Total liabilities and shareholder's equity       $ 3,837      $ 3,990




The accompanying notes are an integral part of the consolidated financial statements.












(13)

                           XEROX CREDIT CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                Years Ended December 31, 1995, 1994 and 1993
                                 (In Millions)

                                       Additional            Cumulative
                               Common   Paid-In   Retained   Translation
                                Stock   Capital   Earnings   Adjustment  Total



Balance at December 31, 1992   $  23    $ 145      $ 305     $   1      $ 474

Net Income                                            91                   91

Dividends                                            (59)                 (59)




Balance at December 31, 1993      23      145        337         1        506

Net Income                                            87                   87

Dividends                                            (88)                 (88)



Balance at December 31, 1994      23      145      $ 336         1        505

Net Income                                            71                   71

Dividends*                                          (149)                (149)

Capital Contribution                       74                              74

Other                                                           (1)        (1)



Balance at December 31, 1995   $  23    $ 219      $ 258     $   0     $  500



*  Includes a non-cash dividend of $74 million.




The accompanying notes are an integral part of the consolidated financial statements.














(14)

                               XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1995, 1994 and 1993
                                   (In Millions)

                                                       1995      1994
1993
Cash Flows from Operating Activities
  Net income                                        $   71   $   87    $   91
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Net change in operating assets and liabilities     (54)     (67)     (139)

Net cash provided by (used in) operating activities     17       20       (48)

Cash Flows from Investing Activities
  Purchases of investments                          (1,354)  (1,563)   (1,475)
  Proceeds from investments                          1,532    1,481     1,264
  Net collections from discontinued operations          32      129       232

Net cash provided by investing activities              210       47        21

Cash Flows from Financing Activities
  Change in short-term debt, net                      (782)       4       305
  Proceeds from long-term debt                       1,033      567       475
  Principal payments of long-term debt                (403)    (551)     (695)
  Dividends                                            (75)     (88)      (59)

Net cash (used in) provided by financing activities   (227)     (68)       26


  Decrease in cash and cash equivalents                  -       (1)       (1)

  Cash and cash equivalents, beginning of year           -        1         2

  Cash and cash equivalents, end of year            $    -   $    -    $    1


Supplemental disclosure of non-cash activities:
  As Described in Note 2, the Company dividended its $74 million investment in Xerox Financial Services Life Insurance Company to its parent company in 1995. The parent company then made a capital contribution of $74 million by issuing a $74 million interest bearing note to the Company.



The accompanying notes are an integral part of the consolidated financial statements.
















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

Reclassifications

     Certain prior year balances have been reclassified to conform with the current year presentation.









(16)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(2)   Discontinued Operations

      In 1990 the Company discontinued its third party financing and real estate operations. The Company's disposal plan included the sale of three standalone subsidiary companies (Circle Business Credit, Inc.; LMV Leasing Inc.; and Highline Financial Services Inc.) which were sold during 1991. The remaining assets primarily consisted of lease and other interest bearing receivables. The disposal plan contemplated the recovery of these assets primarily in the course of normal maturities. This continues to be the Company's strategy. Since the time of discontinuance the Company has not originated any new financing or real estate business and its management activities have been almost exclusively dedicated to liquidation of the assets. In accordance with APB No. 30, all material related items of income and loss have previously been estimated and recorded and no longer affect the reported results of operations.

      Through December 31, 1995, the Company received net cash proceeds of $2,445 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. Of the $2,445 million, $32 million, $129 million and $232 million was received in 1995, 1994 and 1993, respectively. The amounts received have been consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness. At December 31, 1995, the Company remains contingently liable for approximately $9 million under recourse provisions associated with the securitization transactions.

      Approximately $58 million (32 percent) of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes. Accordingly, the Company expects that the wind-down of the portfolio will be slower during 1996 and in future years. The Company believes that the liquidation of the remaining assets will not result in a net loss.

      Short-and long-term debt represents debt included in the Company's consolidated balance sheets that has been assigned to the discontinued
businesses in accordance with historical methodologies.   The Company has
consistently assigned debt to discontinued operations based on the net assets of discontinued operations and debt to equity ratios that existed at the time the assets were acquired. This assigned debt is expected to be paid with the liquidation of the remaining asset portfolio of the discontinued operations. Interest expense assigned to discontinued businesses for 1994 and 1993 was $10 million and $14 million, respectively. Beginning in 1995, the amount of interest expense that would have been allocated to discontinued operations is insignificant and therefore is now reported within continuing operations.

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









(17)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Summarized information of discontinued operations for the three years ended December 31, 1995 follows:
                                                       (In millions)

                                                   1995      1994       1993

Balance Sheet Data

Gross finance receivables                        $   76    $  109    $   202
Unearned income                                     (25)      (31)       (53)
Other assets                                        132       211*       282*

Investment in discontinued operations, net       $  183    $  289    $   431

Assigned short- and long-term debt               $   98    $  154    $   244


* Includes a $74 million investment in Xerox Financial Services Life Insurance Company, a subsidiary of the Company's parent, Xerox Financial Services, Inc.


Contractual maturities of the gross finance receivables at December 31,1995 follow (in millions):

     1996                    $ 14
     1997                      15
     1998                       2
     1999                       4
     2000                       5
     2001 and thereafter       36

     Total                     76




























(18)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(3)   Investments

      Contracts receivable represent purchases of long-term trade accounts receivable from Xerox. These receivables arise from Xerox equipment being sold under installment sales and sales-type leases. Contract terms on these receivables range primarily from two to five years and are generally collateralized by a security interest in the underlying assets. The Company purchased receivables from Xerox totaling $1,354 million in 1995, $1,563 million in 1994, and $1,475 million in 1993. The Company was charged $10 million in 1995 and $11 million in both 1994 and 1993 by Xerox for administrative costs associated with the contracts receivable purchased.

      Under SFAS No. 107 - "Disclosures about Fair Values of Financial Instruments," the Company is not required to determine the fair value of these receivables. Management believes that as of December 31, 1995 any revaluation of the contracts receivable would result in a fair value in excess of the carrying value of these receivables.

      The scheduled maturities of contracts receivable at December 31, 1995 are as follows (in millions):

     1996                    $1,657
     1997                     1,148
     1998                       719
     1999                       346
     2000                       121
     Thereafter                   8

     Total                   $3,999

Experience has shown that a portion of these contracts receivable will be prepaid prior to maturity. Accordingly, the preceding schedule of contractual maturities should not be considered a forecast of future cash collections.

      Included in the $189 million notes receivable balance from Xerox and affiliates are receivables from related parties payable on demand at various interest rates. $124 million of these amounts are floating rate notes from XFSI.























(19)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(4)   Lines of Credit and Interest Rate Swaps

      At December 31, 1995, the Company and Xerox had joint access to a $5.0 billion revolving credit agreement with various banks, which expires December 14, 2000. This agreement is unused and is available to back the issuance of commercial paper. At December 31, 1995, the Company had a total of $875 million of commercial paper outstanding. The average interest rate paid on commercial paper issued in 1995 was 5.9 percent.

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

     The aggregate notional amounts of interest rate swaps outstanding at December 31, 1995 and 1994 are as follows:
                                                  (Dollars in millions)
                                                  1995             1994

Pay fixed/receive variable                      $2,278           $1,555
Pay variable/receive variable                      978              425
Pay variable/receive fixed                         280                -

                                                $3,536           $1,980

Average interest payment rates                    5.97%            5.54%

      At December 31, 1995 and 1994, the Company's swap agreements had aggregate net fair values of $(15) million and $45 million, respectively. These values represent the estimated net amounts the Company would have (paid) received had the agreements been terminated as of December 31, 1995 and 1994, respectively. The fair values for interest rate swap agreements were calculated by the Company based on market conditions at year end 1995 and supplemented with quotes from banks. The Company has no present plans to terminate any of these agreements prior to their scheduled maturities.

      The maturities of the Company's swaps outstanding as of December 31, 1995 are: 1996 - $1,049 million, 1997 - $1,338 million, 1998 - $690 million,
1999 and thereafter - $459 million.



(20)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(5)   Notes Payable After One Year

      A summary of notes payable at December 31, 1995 and 1994 follows:


                                                             (In Millions)
                                                           1995         1994


  5.375% Notes due 1995                                       -          150
  Floating Rate Notes due 1995 (a)                            -          100
  8.75% Notes due 1995                                        -          150
  6.25% Notes due 1996                                      200          200
  Medium Term Notes due 1996 (b)                            100          100
  Floating Rate Notes due 1996 (a)                          350          220
  Medium Term Notes due 1997 (b)                            147          147
  Floating Rate Notes due 1997 (a)                          530          200
  Medium Term Notes due 1998 (b)                            100            -
  Floating Rate Notes due 1998 (a)                          120            -
  10.00% Notes due 1999                                     150          150
  10.125% Notes due 1999 (c)                                150          150
  Floating Rate Notes due 2000 (d)                          353            -
  Floating Rate Notes due 2048 (e)                           61           61
  Other Notes due 1996 - 1997                                18           21



            Subtotal                                     $2,279       $1,649

            Less current portion of notes payable
              after one year                               (868)        (403)

            Total Notes Payable After one Year           $1,411       $1,246


(a) The notes carry interest rates which are based primarily on spreads above certain reference rates such as U.S. Treasury Bill, LIBOR and Federal funds rates.

(b) Medium Term Notes due in 1996, 1997, and 1998 have weighted average interest rates of 5.24%, 5.99% and 7.13%, respectively.

(c) The notes are expected to be redeemed on April 15, 1996, at their principal amount plus accrued interest.

(d) $50 million of Floating Rate Notes due 2000 were redeemed subsequent to year-end at their principal amount plus accrued interest.

(e) The notes mature August 15, 2048 and are repayable annually each August 15th at the option of the noteholders. The outstanding notes are classified as notes payable after one year, since the Company has the ability to refinance them on a long-term basis, if required. The interest rate is indexed to rates on commercial paper placed for issuers whose commercial paper rating is "AA" or the equivalent as reported in Federal Reserve Statistical Release H.15 (519), which at year-end was
      5.80 percent.





(21)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Principal payments on notes payable for the next five years are (in millions):

               1996                   $   868
               1997                       677
               1998                       220
               1999                       150
               2000                       303
               Thereafter                  61

               Total                  $ 2,279

Certain of the Company's debt agreements allow it to redeem outstanding debt, usually at par, prior to scheduled maturity. Outstanding debt issues with such call features are classified on the balance sheet and in the preceding five-year maturity summary in accordance with management's current expectations. The actual decision as to early redemption will be made at the time the early redemption option becomes exercisable and will be based on economic and business conditions at that time.

      Interest payments on notes payable for 1995, 1994 and 1993 were $142 million, $137 million, and $148 million, respectively. Interest payments on commercial paper for 1995, 1994 and 1993 were $79 million, $66 million and $48 million, respectively. The weighted-average commercial paper interest rates for 1995, 1994 and 1993 were 5.9 percent, 4.4 percent and 3.3 percent, respectively.

      At December 31, 1995 and 1994, carrying values of notes payable were $2,279 million and $1,649 million, respectively. The fair values of the Company's notes payable at December 31, 1995 and 1994 were $2,309 million and $1,640 million, respectively, based on quoted market prices for the notes or other issues with similar features and maturity dates. The difference between the fair value and the carrying value represents the theoretical net amounts the Company would have paid or received if it had retired all notes payable at December 31, 1995 or 1994, respectively. The Company has no plans to retire its notes payable prior to their call or final maturity dates other than as described above.

      The original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue.





















(22)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(6)   Income Taxes

      Income taxes are provided at statutory rates based on income before income taxes exclusive of the amortization of investment tax credits and earnings not subject to Federal taxation. Substantially all of the Company's operations are included in Xerox' consolidated income tax returns. In connection with these consolidated returns, the Company paid Xerox $48 million, $86 million, and $136 million in 1995, 1994 and 1993, respectively. The Company received a net of $3 million in 1995 from taxing authorities for Company operations, and paid net $10 million in 1994 and $1 million in 1993, to taxing authorities for Company operations not included in Xerox' consolidated tax returns.


The components of income from continuing operations before taxes and the provision for income taxes are as follows:
                                                         (In Millions)
                                                    1995      1994      1993

Income from continuing operations
    before income taxes:                          $  119    $  147    $  154

Federal income taxes
    Current                                       $   38    $   47    $   50
    Deferred                                           -         -        (1)

State income taxes
    Current                                           10        13        14
    Deferred                                           -         -         -

        Total provision for income taxes          $   48    $   60    $   63



      A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:
                                                    1995      1994      1993

U.S. Federal statutory rate                         35.0%     35.0%     35.0%
State income taxes, net of Federal
    income tax benefit                               5.3       5.8       5.9

Effective tax rate                                  40.3%     40.8%     40.9%


















(23)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 1995 follows:

                                                     (In millions)
                                                   1995          1994
Tax effect of future tax deductions:
     Discontinued real-estate tax benefit
     and other                                   $   36        $   30


Tax effect on future taxable income:
  Discontinued leverage leases and other            (35)          (39)



       Total deferred taxes, net                 $    1        $   (9)


      The Company believes it is more likely than not that the deferred tax assets will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.



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




























(24)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(8)   Quarterly Results of Operations (Unaudited)

      A summary of interim financial information follows:

                                                 (In Millions)
                                 First    Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter   Total


1995

Earned income                   $   92   $   88    $   87    $   85    $  352

Interest expense                    53       55        57        54       219

Operating and administrative
    expenses                         3        4         3         4        14

Income before Income Taxes          36       29        27        27       119

Income taxes                        15       11        11        11        48

Net income                      $   21   $   18    $   16    $   16   $    71



1994

Earned income                   $   93   $   89    $   91    $   89    $  362

Interest expense                    52       50        52        48       202

Operating and administrative
    expenses                         4        3         2         4        13

Income before Income Taxes          37       36        37        37       147

Income taxes                        15       15        15        15        60

Net income                      $   22   $   21    $   22    $   22    $   87





















(25)

                                                           SCHEDULE II
                             XEROX CREDIT CORPORATION
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1995, 1994 and 1993
                                  (In Millions)

                                    Additions

                      Balance   Charged   Retained               Balance
                        at        to         at                    at
                      Beginning  Costs      Time                   End
                        of        and        of                    of
                      Period    Expenses  Purchase   Deductions  Period
                                             (A)         (B)


        1995

Allowance for losses-
 continuing operations $ 129    $    -     $  49     $   51      $ 127


        1994

Allowance for losses-
 continuing operations $ 153    $    -     $  19     $   43      $ 129


        1993

Allowance for losses-
 continuing operations $ 139    $    -     $  63     $   49      $ 153


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






















(26)

                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1995

                              Index of Exhibits

Document

(3)   (a)   Certificate of Incorporation of Registrant filed with the
            Secretary of State of Delaware on June 23, 1980.

            Incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-71503.

      (b)   By-Laws of Registrant, as amended through July 15, 1991.

            Incorporated by reference to Exhibit 3(b) to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

(4)   (a)   Indenture dated as of March 1, 1988 between Registrant and
            The First National Bank of Chicago relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors, as supplemented by the First Supplemental Indenture dated as of July 1, 1988.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-20640 and to Exhibit 4(a)(2) to Registrant's Current Report on Form 8-K dated July 13, 1988.

      (b) Indenture dated as of March 1, 1989 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors, as supplemented by the First Supplemental Indenture dated as of October 1, 1989.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-27525 and to Exhibit 4(a)(2) to Registration Statement No. 33-31367.

      (c) Indenture dated as of October 1, 1991 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by the Registrant's Board of Directors or the Executive Committee of the Board of Directors, as supplemented by the First Supplemental Indenture dated as of May 1, 1992.

            Incorporated by reference to Exhibit 4(a)(1) and 4(a)(2) to Registration Statement No. 33-43470.

      (d) Indenture dated as of May 1, 1994, between Registrant and State Street Bank and Trust Company (formerly The First
            National Bank of Boston) relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4 (a) to Registrant's Registration Statement No. 33-53533 and to Exhibits 4 (a)(1) and 4 (a)(2) to Registrant's Registration Statement No. 33-43470.



(27)

                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1995

                        Index of Exhibits (continued)

Document


      (e) Indenture dated as of October 2, 1995 between Registrant and State Street Bank and Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors.

           Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement No. 33-61481.

      (f) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish the Commission a copy of each such instrument upon request.

(10)  (a)  Amended and Restated Operating Agreement originally made and entered into as of November 1, 1980, amended and restated as of December 31, 1992 between Registrant and Xerox .

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

           See Page 29 of this Report on Form 10-K.

      (b)  Computation of Xerox' Ratio of Earnings to Fixed Charges.

           See Page 30 of this Report on Form 10-K.

(23)       Consent of KPMG Peat Marwick LLP.

           See Page 31 of this Report on Form 10-K.









(28)