Form 10-Q
period 1996-03-31
XEROX CREDIT CORP
filed 1996-05-09
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 1996
                                      OR
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

   Class                                  Outstanding as of April 30, 1996
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                                      THIS DOCUMENT CONSISTS OF 12 PAGES








(1)

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME

                                (In Millions)


                                                           Three Months Ended
                                                                 March 31,
                                                              1996     1995
Earned income:

   Contracts and notes receivable                           $   88   $   92

Expenses:

   Interest                                                     52       53
   Operating and administrative                                  4        3

      Total expenses                                            56       56

Income before income taxes                                      32       36

Provision for income taxes                                      13       15


Net income                                                  $   19   $   21


See accompanying notes.
































(2)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                      March 31,  December 31,
                                                          1996          1995

Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 4,152         4,084
    Notes receivable - Xerox and affiliates                129           189
    Unearned income                                       (510)         (495)
    Allowance for losses                                  (120)         (127)
        Total investments                                3,651         3,651

Net assets of discontinued operations                      173           183
Deferred Income Taxes and Other assets                       2             3

        Total assets                                   $ 3,826       $ 3,837


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,446       $   875
      Current portion of notes payable after one year      510           868
    Notes payable after one year                         1,184         1,411
    Notes payable after one year-Xerox and affiliates       75            75
    Due to Xerox Corporation, net                           57            52
    Accounts payable and accrued liabilities                57            56

        Total liabilities                                3,329         3,337

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      255           258

        Total shareholder's equity                         497           500

        Total liabilities and shareholder's equity     $ 3,826       $ 3,837




See accompanying notes.














(3)

                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In Millions)

                                                           Three Months Ended
                                                                March 31,
                                                             1996      1995
Cash Flows from Operating Activities
  Net income                                               $   19    $   21
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Net change in operating assets and liabilities             67       (30)

Net cash provided by (used in) operating activities            86        (9)

Cash Flows from Investing Activities
  Purchases of investments                                   (544)     (529)
  Proceeds from investments                                   484       480
  Net collections from discontinued operations                 10         5

Net cash used in investing activities                         (50)      (44)

Cash Flows from Financing Activities
  Change in short-term debt, net                              571       (96)
  Proceeds from long-term debt                                  -       310
  Principal payments of long-term debt                       (585)     (150)
  Dividends                                                   (22)      (10)

Net cash (used in) provided by financing activities           (36)       54


  Increase in cash and cash equivalents                         -         1

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    1




See accompanying notes.




















(4)

                           XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements


(1) The consolidated financial statements presented herein have been prepared by Xerox Credit Corporation (the "Company") in accordance with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the operating results for the interim periods presented have been made.

     Interim financial data presented herein are unaudited.

     Certain prior year balances have been reclassified to conform to the current year presentation.

(2) During the first three months of 1996, the Company redeemed, at maturity, $200 million of 6.25% notes, $25 million of 5.27% notes, $25 million of 5.28% notes, $50 million of 5.20% notes and $285 million of variable rate notes.

     In addition, on April 15, 1996 the Company redeemed at par $150 million of 10.125% notes due 1999.

(3) The terms of a Support Agreement with Xerox provide that the Company will receive from Xerox income maintenance payments, to the extent necessary, so that the Company's earnings shall not be less than 1.25 times its fixed charges. For purposes of this calculation, both earnings and fixed charges are as defined in Section 1404 (formerly
     Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that Xerox retain 100 percent ownership of the Company's voting capital stock.



























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

      Earned income from contracts receivable for the first quarter of 1996 was $88 million versus $92 million in the corresponding period in 1995. The decrease is primarily due to smaller total portfolio of contracts receivable at March 31, 1996 than at March 31, 1995 and a reduction in the interest rate spread on purchased contracts. The smaller portfolio is primarily due to relatively lower equipment sales by Xerox in 1995 resulting from a realignment of the Xerox United States Customer Operations sales force.

      First quarter interest expense decreased to $52 million in 1996 from $53 million in the same period in 1995. This decrease is principally attributable to a reduction in total debt related to the smaller portfolio size.

     Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium term notes into fixed rates of interest for specified maturities. This process is employed because it effectively "locks in" a spread and eliminates the risk of shrinking interest margins in a rising interest rate environment. Conversely, this practice effectively eliminates the opportunity to increase margins when interest rates are declining. The Company intends to continue to match its contracts receivable and indebtedness in order to ensure an adequate spread between interest income and interest expense.

      Operating and administrative expenses were $4 million for the first quarter of 1996 and $3 million for the first quarter of 1995. These expenses are primarily the costs to administer the contracts receivable purchased from Xerox.

      The effective income tax rate for continuing operations for the first three months of 1996 and 1995, was 40.6 percent and 41.7 percent, respectively.















(6)

                           XEROX CREDIT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)


                           Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. Through March 31, 1996, the Company received net cash proceeds of $2,455 million, including $10 million in the 1996 first quarter, from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. The amounts received have been consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness.

     During the first three months of 1996, the Company reduced its net assets of discontinued operations by approximately $10 million, primarily through contractual maturities and the sale of one of its subsidiaries.

     Since approximately $55 million of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will continue to be slow. The Company believes that the liquidation of the remaining assets will not result in a net loss.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      At March 31, 1996 the Company and Xerox have joint access to a $5 billion revolving credit agreement with various banks, which expires in 2000. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal funds rates.

     At March 31, 1996, the Company had domestic shelf capacity of $1 billion. In addition, a $1 billion Euro-debt facility is available to both Xerox and the Company of which $547 million remained unused at March 31, 1996. The Company and Xerox are in the process of increasing the size of their Euro-debt facility from $1 billion to $2 billion thereby effectuating a $1 billion increase in unused capacity.

      Cash provided by operating activities was $86 million in the first three months of 1996, compared to $9 million used in operating activities during the same period in 1995. The change is primarily due to increased intercompany receipts in the first quarter of 1996.

      Cash used in investing activities was $50 million during the first three months of 1996, compared with $44 million during the same period in 1995.

      Cash used in financing activities was $36 million in the first three months of 1996 compared to $54 million provided during the same period in 1995. The proceeds from the higher net collections of intercompany receivables in 1996 over 1995 were used to reduce debt.






(7)

                          XEROX CREDIT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)



      The Company believes that cash provided by continuing operations, cash available under its commercial paper program supported by its credit facility, and its readily available access to the capital markets are more than sufficient for its funding needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

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

      As of March 31, 1996, the Company's debt-to-equity ratio was 6.5 to 1. The Company's practice is to maintain a debt-to-equity ratio of approximately
6.5 to 1.




































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


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 12 (a) Computation of the Company's Ratio of Earnings
                               to Fixed Charges.

                           (b) Computation of Xerox' Ratio of Earnings
                               to Fixed Charges.

                Exhibit 27  Financial Data Schedule (Electronic Form Only)

          (b)   Reports on Form 8-K.

                None







































(9)

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             XEROX CREDIT CORPORATION




                             BY_/s/ George R. Roth___

                             George R. Roth, Vice President,
                             Treasurer and Chief Financial Officer

                             May 9, 1996













































(10)