Form 10-Q
period 1996-06-30
XEROX CREDIT CORP
filed 1996-08-07
CIK 351936

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 1996
                                      OR
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

   Class                                  Outstanding as of July 31, 1996
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



                                      THIS DOCUMENT CONSISTS OF 12 PAGES








(1)

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME

                                (In Millions)


                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          1996     1995        1996     1995
Earned income:

   Contracts and notes receivable       $   85   $   88    $    173   $  180

Expenses:

   Interest                                 51       55         103      108
   Operating and administrative              3        4           7        7

      Total expenses                        54       59         110      115

Income before income taxes                  31       29          63       65

Provision for income taxes                  13       11          26       26


Net income                             $    18  $    18    $     37   $   39


See accompanying notes.































(2)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                       June 30,  December 31,
                                                          1996          1995

Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 4,080         4,084
    Notes receivable - Xerox and affiliates                146           189
    Unearned income                                       (503)         (495)
    Allowance for losses                                  (105)         (127)
        Total investments                                3,618         3,651

Net assets of discontinued operations                      170           183
Deferred income taxes and other assets                       3             3

        Total assets                                   $ 3,791       $ 3,837


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,099       $   875
      Current portion of notes payable after one year      360           868
    Notes payable after one year                         1,684         1,411
    Notes payable after one year-Xerox and affiliates       75            75
    Due to Xerox Corporation, net                           48            52
    Accounts payable and accrued liabilities                38            56

        Total liabilities                                3,304         3,337

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      245           258

        Total shareholder's equity                         487           500

        Total liabilities and shareholder's equity     $ 3,791       $ 3,837




See accompanying notes.














(3)

                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In Millions)

                                                           Six Months Ended
                                                                June 30,
                                                             1996      1995
Cash Flows from Operating Activities
  Net income                                               $   37    $   39
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Net change in operating assets and liabilities             21      (122)

Net cash provided by (used in) operating activities            58       (83)

Cash Flows from Investing Activities
  Purchases of investments                                   (931)     (779)
  Proceeds from investments                                   921       843
  Net collections from discontinued operations                 13        17

Net cash provided by investing activities                       3        81

Cash Flows from Financing Activities
  Change in short-term debt, net                              224      (377)
  Proceeds from long-term debt                                500       660
  Principal payments of long-term debt                       (735)     (250)
  Dividends                                                   (50)      (30)

Net cash (used in) provided by financing activities           (61)        3


  Increase in cash and cash equivalents                         -         1

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    1



Supplemental disclosure of non-cash activities:
  In 1995, the Company dividended its $74 million investment in Xerox Financial Services Life Insurance Company to its parent company. The parent company then made a capital contribution of $74 million by issuing a $74 million interest bearing note to the Company.


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

     Certain prior year balances have been reclassified to conform to the current year presentation.

(2) During the first six months of 1996, the Company redeemed the following notes (in millions):

     At Maturity
     6.25% Notes                      $ 200
     5.27% Notes                         25
     5.28% Notes                         25
     5.20% Notes                         50
     Variable Rate Notes              $ 235

     Prior to Maturity, at par
     10.125% Notes                     $150
     Variable Rate Notes                 50

     Total debt redeemed               $735

(3) During the six months of 1996, the Company sold an aggregate of $500 million in principal amount of medium-term notes. Of this amount, $200 million are floating rate notes which mature in 1998 and bear an interest rate based on a spread to the U.S. Federal Funds Rate. Of the remaining $300 million, $150 million are fixed-rate notes which mature in 1997 and 2001, and $150 are fixed-rate Euronotes which mature in 1999. The interest rates on all of this debt have been swapped into commercial paper or Libor-based rates.

(4) The terms of a Support Agreement with Xerox provide that the Company will receive from Xerox income maintenance payments, to the extent necessary, so that the Company's earnings shall not be less than 1.25 times its fixed charges. For purposes of this calculation, both earnings and fixed charges are as defined in Section 1404 (formerly
     Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that Xerox retain 100 percent ownership of the Company's voting capital stock.










(5)

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations

RESULTS OF OPERATIONS
                           Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. The Company purchases from Xerox all contract receivables due from the Federal Government and commercial customers. These receivables arise primarily from Xerox equipment sold under installment sales and sales-type leases. New receivables are purchased monthly. The purchase price of the receivables is calculated as the present value of the future cash flows. The interest rate utilized to discount the cash flows is determined by certain referenced interest rates plus a prescribed spread. The interest rate utilized for the cost calculation is adjusted monthly as each new portfolio of receivables is purchased.

      Earned income from contracts receivable for the second quarter of 1996 was $85 million versus $88 million in the corresponding period in 1995, and $173 million and $180 million for the six-month periods ended June 30, 1996 and 1995, respectively. The decrease is primarily due to a smaller portfolio of contracts receivable at June 30, 1996 than at June 30, 1995 and a reduction in the interest rate spread on purchased contracts. The smaller portfolio is primarily due to relatively lower equipment sales by Xerox in the second half of 1995 resulting from a realignment of the Xerox United States Customer Operations sales force.

      Second quarter interest expense decreased to $51 million in 1996 from $55 million in the same period in 1995. For the six-month period ended June 30, 1996, interest expense decreased to $103 million from $108 million in
1995.   This decrease is principally attributable to a reduction in total debt related to the smaller portfolio size.

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

      Operating and administrative expenses were $3 million for the second quarter of 1996 and $4 million for the second quarter of 1995. For each of the six-month periods ended June 30, 1995 and 1994, operating and administrative expenses totaled $7 million. These expenses are primarily the costs to administer the contracts receivable purchased from Xerox.

      The effective income tax rate for continuing operations for the first six months of 1996 and 1995, was 41.3 percent and 40.0 percent, respectively.











(6)

                           XEROX CREDIT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)


                           Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. Through June 30, 1996, the Company received net cash proceeds of $2,458 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. The amounts received have been consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness.

     During the first six months of 1996, the Company reduced its net assets of discontinued operations by approximately $13 million, primarily through contractual maturities and the sale of one of its subsidiaries.

     Since approximately $54 million of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      At June 30, 1996 the Company and Xerox have joint access to a $5 billion revolving credit agreement with various banks, which expires in 2000 and is used to support commercial paper issuance. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain reference rates such as Libor and Federal funds rates.

     At June 30, 1996, the Company had registered domestic shelf debt capacity of $1 billion of which $650 million remained unused. In addition, a $2 billion Euro-debt facility is available to both Xerox and the Company of which $1,397 million remained unused at June 30, 1996.

      Cash provided by operating activities was $58 million in the first six months of 1996, compared to $83 million used in operating activities during the same period in 1995. The change is primarily due to increased intercompany receipts in the first half of 1996.

      Cash provided by investing activities was $3 million during the first six months of 1996, compared with $81 million provided during the same period in 1995. The change primarily results from increased net purchases of assets from Xerox in the first half of 1996 over the first half of 1995. The increase is primarily due to relatively higher equipment sales by Xerox in 1996 resulting from the stabilization of Xerox United States Customer Operations sales force after its 1995 realignment.

      Cash used in financing activities was $61 million in the first half of 1996 compared to $3 million provided during the same period in 1995. The proceeds from the higher net collections of intercompany receivables in 1996 over 1995 were used to reduce debt.





(7)

                          XEROX CREDIT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)



      The Company believes that cash provided by continuing operations, cash available under its commercial paper program supported by its credit facility, and its readily available access to the capital markets are more than sufficient for its funding needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, refinancing requirements and capital market conditions.

     The Company intends to continue to match fund its contracts receivable. To assist in managing its interest rate exposure, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in order to better match the duration of its assets, the Company issues variable-rate and fixed-rate medium term notes which are swapped to commercial paper or Libor or Libor-based rates.

      As of June 30, 1996, the Company's debt-to-equity ratio was 6.6 to 1. The Company's practice is to maintain a debt-to-equity ratio of approximately
6.5 to 1.




































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

                             XEROX CREDIT CORPORATION




                             BY:  /s/  George R. Roth

                             George R. Roth, Vice President,
                             Treasurer and Chief Financial Officer

                             August 07, 1996













































(10)