Form 10-Q
period 1996-09-30
XEROX CREDIT CORP
filed 1996-11-07
CIK 351936

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 1996
                                      OR
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

   Class                                Outstanding as of October 31, 1996
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



                                      THIS DOCUMENT CONSISTS OF 12 PAGES








(1)

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME

                                (In Millions)


                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                          1996     1995        1996     1995
Earned income:

   Contracts and notes receivable       $   83   $   87    $    256   $  267

Expenses:

   Interest                                 49       57         152      165
   Operating and administrative              3        3          10       10

      Total expenses                        52       60         162      175

Income before income taxes                  31       27          94       92

Provision for income taxes                  13       11          38       37


Net income                             $    18  $    16    $     56   $   55


See accompanying notes.































(2)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                  September 30,  December 31,
                                                          1996          1995

Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 4,104         4,084
    Notes receivable - Xerox and affiliates                134           189
    Unearned income                                       (509)         (495)
    Allowance for losses                                  (107)         (127)
        Total investments                                3,622         3,651

Net assets of discontinued operations                      161           183
Deferred income taxes and other assets                       1             3

        Total assets                                   $ 3,784       $ 3,837


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,030       $   875
      Current portion of notes payable after one year      909           868
    Notes payable after one year                         1,184         1,411
    Notes payable after one year-Xerox and affiliates       75            75
    Due to Xerox Corporation, net                           47            52
    Other liabilities                                       44            56

        Total liabilities                                3,289         3,337

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      253           258

        Total shareholder's equity                         495           500

        Total liabilities and shareholder's equity     $ 3,784       $ 3,837




See accompanying notes.














(3)

                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In Millions)

                                                           Nine Months Ended
                                                              September 30,
                                                             1996      1995
Cash Flows from Operating Activities
  Net income                                               $   56    $   55
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Net change in operating assets and liabilities             40       (80)

Net cash provided by (used in) operating activities            96       (25)

Cash Flows from Investing Activities
  Purchases of investments                                 (1,364)   (1,166)
  Proceeds from investments                                 1,338     1,297
  Net collections from discontinued operations                 22        19

Net cash (used in) provided by investing activities            (4)      150

Cash Flows from Financing Activities
  Change in short-term debt, net                              155      (703)
  Proceeds from long-term debt                                600     1,033
  Principal payments of long-term debt                       (786)     (400)
  Dividends                                                   (61)      (55)

Net cash used in financing activities                         (92)     (125)


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -



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

     Certain prior year balances have been reclassified to conform to the current year presentation.

(2) During the first nine months of 1996, the Company redeemed the following notes (in millions):

     At Maturity
     6.25% Notes                      $ 200
     5.27% Notes                         25
     5.28% Notes                         25
     5.20% Notes                         50
     Variable Rate Notes                285

     Prior to Maturity, at par
     10.125% Notes                      150
     Variable Rate Notes                 50

     Total debt redeemed               $785

(3) During the first nine months of 1996, the Company sold an aggregate of $600 million in principal amount of medium-term notes. Of this amount, $200 million are floating rate notes which mature in 1998 and bear an interest rate based on a spread to the U.S. Federal Funds Rate. Of the remaining $400 million, $250 million are fixed-rate notes which mature in 1997, 2001, and 2011, and $150 million are fixed-rate Euronotes which mature in 1999. The interest rates on all of this debt have been swapped into commercial paper or Libor-based rates.

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

      Earned income from contracts receivable for the third quarter of 1996 was $83 million versus $87 million in the corresponding period in 1995, and $256 million and $267 million for the nine-month periods ended September 30, 1996 and 1995, respectively. The decrease is primarily due to a smaller average portfolio of contracts receivable in, 1996 than in 1995 and a reduction in the interest rate spread on purchased contracts. The smaller portfolio is primarily due to relatively lower equipment sales by Xerox in the second half of 1995 resulting from a realignment of the Xerox United States Customer Operations sales force.

      Third quarter interest expense decreased to $49 million in the third quarter of 1996 from $57 million in the same period in 1995. For the nine-month period ended September 30, 1996, interest expense decreased to $152
million from $165 million in 1995.   This decrease is principally
attributable to a more favorable interest rate environment and debt
reductions related to smaller Xerox and third-party portfolios.     Since
substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium term notes into fixed rates of interest for specified maturities. This process is employed because it effectively "locks in" a spread and eliminates the risk of shrinking interest margins in a rising interest rate environment. Conversely, this practice effectively eliminates the opportunity to increase margins when interest rates are declining. The Company intends to continue to match its contracts receivable and indebtedness in order to ensure an adequate spread between interest income and interest expense.

      Operating and administrative expenses were $3 million for both the third quarter of 1996 and the third quarter of 1995. For each of the nine-month periods ended September 30, 1995 and 1994, operating and administrative expenses totaled $10 million. These expenses are primarily the costs to administer the contracts receivable purchased from Xerox.

      The effective income tax rate for continuing operations for the first nine months of 1996 and 1995, was 40.4 percent and 40.2 percent, respectively.











(6)

                           XEROX CREDIT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)


                           Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. Through September 30, 1996, the Company received net cash proceeds of $2,467 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. The amounts received have been consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness.

     During the first nine months of 1996, the Company reduced its net assets of discontinued operations by approximately $22 million, primarily through contractual maturities and the sale of one of its subsidiaries.

     Since approximately $51 million of the remaining assets represent passive lease receivables, many with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      At September 30, 1996 the Company and Xerox have joint access to a $5 billion revolving credit agreement with various banks, which expires in 2000 and is used to support commercial paper issuance. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain reference rates such as Libor and Federal funds rates.

     At September 30, 1996, the Company had registered domestic shelf debt capacity of $1 billion of which $550 million remained unused. In addition, a $2 billion Euro-debt facility is available to both Xerox and the Company of which $1,397 million remained unused at September 30, 1996.

      Cash provided by operating activities was $96 million in the first nine months of 1996, compared to $25 million used in operating activities during the same period in 1995. The change is primarily due to increased intercompany receipts in 1996.

      Cash used by investing activities was $4 million during the first nine months of 1996, compared with $150 million provided during the same period in 1995. The change primarily results from increased net purchases of assets from Xerox in the first nine months of 1996 over the first nine months of 1995. The increase is primarily due to relatively higher equipment sales by Xerox in 1996 resulting from the stabilization of Xerox' United States Customer Operations sales force after its 1995 realignment.

      Cash used in financing activities was $92 million in the first nine months of 1996 compared to $125 million during the same period in 1995. This change results from the increase in contracts receivable purchased from Xerox in 1996 offset by the higher intercompany receipts.





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


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits


                Exhibit 3 (a)  Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980.

                               Incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-71503.

                          (b) By-Laws of Registrant, as amended through July 18, 1991.

                               Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.


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

                             November 7, 1996













































(10)