Form 10-K
period 1996-12-31
XEROX CREDIT CORP
filed 1997-03-27
CIK 351936

				  FORM 10-K
		      SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549

(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	  For the fiscal year ended:  December 31, 1996
				      OR
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

   Class                                  Outstanding as of February 28, 1997
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


				      THIS DOCUMENT CONSISTS OF 30 PAGES



(1)

This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.


				   PART I

ITEM 1.     Business

      Xerox Credit Corporation, a Delaware corporation (together with its subsidiaries herein called the "Company" unless the context otherwise requires), was organized on June 23, 1980. All of the Company's outstanding capital stock is owned by Xerox Financial Services, Inc. ("XFSI"), a holding company, which is wholly-owned by Xerox Corporation (Xerox Corporation together with its subsidiaries are herein called "Xerox" unless the context otherwise requires).

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

      Xerox is The Document Company and a leader in the global document market, providing document solutions that enhance business productivity. Xerox' Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. Xerox document processing products are principally sold directly to users by Xerox' worldwide sales force of approximately 13,000 employees. Xerox also markets through a network of independent agents, dealers, distributors and value-added resellers and has arrangements with U.S. retail marketing channels to market low-end products not generally suited for distribution through the Xerox direct sales force. The financing of Xerox equipment is generally carried out by the Company in the United States and internationally by several foreign financing subsidiaries and divisions in most countries in which Xerox operates.




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


ITEM 4.     Submission of Matters to a Vote of Security Holders

      Not Required.

				   PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
	    Matters

      Because the Company is a wholly-owned subsidiary, there is no market for its common shares. Dividends declared during the five years ended December 31 were as follows
(in millions): 1992 - $85; 1993 - $59; 1994 - $88; 1995 - $149; 1996 - $97.

ITEM 6.     Selected Financial Data

      Not Required.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations
Continuing Operations

Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. These receivables arise primarily from Xerox equipment being sold under installment sales and sales-type leases. In 1996, the Company purchased receivables from Xerox totaling $1,922 million compared to $1,539 million in 1995. The increase in receivables purchases was due to increased United States sales in 1996 attributable to increased sales coverage by the Xerox United States Customer Operations sales force and excellent customer acceptance of new Xerox digital products. Earned income from contracts receivable decreased in 1996 to $340 million from $352 million in 1995 and $362 million in 1994. The decreases were primarily due to (i) a smaller average portfolio of contracts receivable in 1996 than in 1995 and in 1995 than in 1994, (ii) relatively lower equipment sales by Xerox in the second half of 1995 resulting from a realignment by the Xerox United States Customer Operations sales force and
(iii) a reduction in the interest rate spread on purchased contracts.








(3)

			 Continuing Operations

      Interest expense was $204 million in 1996 compared to $219 million in 1995, a decrease of $15 million. The 1996 decrease is principally attributable to the smaller average portfolio of contracts receivable in 1996, the reduction of assets of discontinued operations in 1996 and the call at par of $150 million of 10.125% in April, 1996. Assigned discontinued operations debt represents debt of the Company and is expected to be paid with the liquidation of the remaining asset portfolio of the discontinued operations. The $219 million of interest expense in 1995 was an increase of $17 million from the 1994 interest expense of $202 million. The 1995 increase is principally attributable to the assignment to continuing operations, beginning in 1995, of interest expense previously assigned to discontinued operations, and higher interest expense resulting from the timing of settlements of intercompany liabilities.

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

      Operating and administrative expenses was $13 million in 1996 compared to $14 million and $13 million in 1995 and 1994, respectively. These expenses are primarily the costs to administer the contracts receivable purchased from Xerox.

      The effective income tax rate for 1996 was 40.7 percent as compared with 40.3 percent and 40.8 percent for 1995 and 1994, respectively.


   Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. Through December 31, 1996, the Company has received net cash proceeds of $2,476 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. The amounts received have been consistent with the Company's estimates in its disposal plan and were primarily used to reduce the Company's short-term indebtedness.

      During 1996, the Company reduced its net assets of discontinued operations by $31 million, primarily through contractual maturities and cash sales. During 1995, the Company reduced its net assets of discontinued operations by approximately $106 million, primarily through the disposal of the Company's $74 million investment in Xerox Financial Services Life Insurance Company ("XFSLIC") and through contractual maturities.

      Since a significant portion of the remaining $152 million portfolio represents passive lease receivables, some with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.

      Additional information regarding discontinued operations is included in
Note 2 to the Consolidated Financial Statements.


(4)

Capital Resources and Liquidity

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      Net cash provided by operating activities was $123 million in 1996 compared with $17 million in 1995 and $20 million in 1994. The 1996 increase is primarily due to significantly increased intercompany receipts in 1996 over 1995 and 1994.

      Net cash used in investing activities was $122 million in 1996 compared to $210 million provided in 1995. The change is principally the result of significantly more contracts receivable purchased in 1996 than in 1995, particularly in the fourth quarter. The increase is the direct result of Xerox' investments in sales coverage and marketing support and excellent customer acceptance of Xerox' new digital products. Net cash provided in 1995 was $163 more than the $47 million provided in 1994 due to a realignment of Xerox' United States Customer Operations sales force.

      Net cash used in financing activities was $1 million in 1996 compared to $227 million in 1995. The decrease is associated with the increased purchases of contracts in 1996 over 1995. The increased purchases resulted in more of the collections on existing contracts being used to purchase new contracts in 1996 than in 1995. Conversely, less of the collections was used to reduce debt in 1996 than in 1995. Net cash used in financing activities was $227 million in 1995 compared to $68 million in 1994. This change is largely due to lower borrowing proceeds due to a reduced level of investments in Xerox' contracts receivable.

      Cash dividends paid during the three years ended December 31 were as follows (in millions): 1996 - $97; 1995 - $75; and 1994 - $88. In addition, there was a non-cash dividend in 1995 of $74 million.

      At December 31, 1996, the Company had domestic shelf capacity of $450 million. In addition, a $2 billion Euro-debt facility is available to both Xerox and the Company of which $1.397 billion remained unused at December 31, 1996. In 1997, the Company intends to file for a new domestic shelf in the amount of $1 billion to further enhance capital markets flexibility.

     At December 31, 1996, the Company and Xerox have joint access to a $5 billion revolving credit agreement with various banks which expires in 2000. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal Funds.

     The Company believes that cash provided by continuing operations, cash available under its commercial paper program supported by its credit facility, and its readily available access to the capital markets are more than sufficient for its funding needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 1997 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

     The Company intends to continue to match fund its contracts receivable. To assist in managing its interest rate exposure, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in order to match the duration of its assets, the Company opportunistically issues variable- and fixed-rate medium term notes which are swapped to attractive commercial paper or LIBOR based rates.


(5)

      During 1996, the Company entered into interest rate swap agreements which effectively converted $1,107 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2001 and resulted in a weighted average fixed-rate of interest of 6.07 percent. The Company also entered into interest rate swap agreements during 1996 which effectively converted $700 million of fixed rate debt into variable-rate debt indexed to commercial paper or LIBOR rates. Of the $700 million, $500 million mature at various dates through 2001 and $200 million mature in 2011. Of the agreements maturing in 2011, all are cancelable by the respective counterparties on interest payment dates beginning in 1998. These arrangements were entered into to ensure that, when taking into account the Company's debt portfolio described in Footnote 5 to the Consolidated Financial Statements, the Company is adequately match funded.

      As of December 31, 1996, the Company's overall debt-to-equity ratio was
7.0 to 1. The Company's practice is to maintain a debt-to-equity ratio of approximately 7.0 to 1. Prior to December 31, 1996, the Company's practice was to maintain a debt-to-equity ratio of approximately 6.5 to 1. This change reflects, in part, the Company's significant progress toward full disengagement from real estate and third-party financing businesses.

      Pursuant to a Support Agreement between the Company and Xerox, Xerox has agreed to retain ownership of 100 percent of the voting capital stock of the Company and to make periodic payments to the extent necessary to ensure that the Company's annual pre-tax earnings available for fixed charges equal at least 1.25 times the Company's fixed charges.







































(6)

ITEM 8.     Financial Statements and Supplementary Data

      The financial statements of the Company and its consolidated subsidiaries and the notes thereto, the financial statement schedule, and the report thereon of KPMG Peat Marwick LLP, independent auditors, are set forth on pages 9 through 25 hereof.

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





















(7)

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			       XEROX CREDIT CORPORATION


			       BY________ __ _______________

(NAME AND TITLE)               George R. Roth, Vice President,
			       Treasurer and Chief Financial Officer

			       March 27, 1997


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 27, 1997



Signature                      Title


Principal Executive Officer:
  Eunice M. Filter             _____ ______ __ _________________
			       President, Chief Executive Officer
				 and Director


Principal Financial Officer:
  George R. Roth               _____ ______ __ _________________
			       Vice President, Treasurer and
				 Chief Financial Officer

Principal Accounting Officer:
  Daniel S. Marchibroda        _____ ______ __ _________________
			       Controller



Directors:


_____ _________ ________________
Donald R. Altieri, Director


_____ _____ __ _________________
David R. McLellan, Director


_____ _____ __ _________________
Barry D. Romeril, Director


_____ ______ __ ________________
Stuart B. Ross, Director




(8)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xerox Credit Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





						KPMG PEAT MARWICK LLP


Stamford, Connecticut
January 23, 1997




















(9)

			   XEROX CREDIT CORPORATION
		 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements:

Consolidated statements of income for each of the years in the three-year period ended December 31, 1996

Consolidated balance sheets at December 31, 1996 and 1995

Consolidated statements of shareholder's equity for each of the years in the three-year period ended December 31, 1996

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1996

Notes to consolidated financial statements

Report of Independent Auditors



Schedule:

II      Valuation and qualifying accounts


All other schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements or notes thereto.

































(10)

			   XEROX CREDIT CORPORATION
		      CONSOLIDATED STATEMENTS OF INCOME
		   Years Ended December 31, 1996, 1995 and 1994
				  (In Millions)


					       1996        1995        1994
Earned Income:
    Contracts receivable                      $ 340       $ 352       $ 362


Expenses:
    Interest                                    204         219         202
    Operating and administrative                 13          14          13

	Total expenses                          217         233         215


Income before income taxes                      123         119         147

Provision for income taxes                       50          48          60


Net income                                    $  73       $  71       $  87




The accompanying notes are an integral part of the consolidated financial statements.


































(11)

			   XEROX CREDIT CORPORATION
			  CONSOLIDATED BALANCE SHEETS
			   December 31, 1996 and 1995
				 (In Millions)

				     ASSETS
							   1996         1995

Cash and cash equivalents                               $     -      $     -

Investments:
    Contracts receivable                                  4,272        4,084
    Notes receivable - Xerox and affiliates                 130          189
    Unearned income                                        (534)        (495)
    Allowance for losses                                   (123)        (127)
	Total investments                                 3,745        3,651

Net assets of discontinued operations                       152          183
Deferred Income Taxes and Other assets                        2            3

	Total assets                                    $ 3,899      $ 3,837


		      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
	Commercial paper                                $ 1,126      $   875
	Current portion of notes payable after one year     886          868
	Note payable to Xerox and affiliates                 20            -
    Notes payable after one year                          1,238        1,411
    Notes payable after one year - Xerox and affiliates      75           75
    Due to Xerox Corporation, net                            16           52
    Accounts payable and accrued liabilities                 31           56
    Deferred income taxes                                    31            -

	Total liabilities                                 3,423        3,337

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
	authorized, issued, and outstanding                  23           23
    Additional paid-in capital                              219          219
    Retained earnings                                       234          258

	Total shareholder's equity                          476          500

	Total liabilities and shareholder's equity      $ 3,899      $ 3,837




The accompanying notes are an integral part of the consolidated financial statements.











(12)

			   XEROX CREDIT CORPORATION
	       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
		Years Ended December 31, 1996, 1995 and 1994
				 (In Millions)

				      Additional            Cumulative
			      Common   Paid-In   Retained   Translation
			       Stock   Capital   Earnings   Adjustment  Total



Balance at December 31, 1993  $  23    $ 145      $ 337     $   1      $ 506

Net Income                                           87                   87

Dividends                                           (88)                 (88)



Balance at December 31, 1994  $  23    $ 145      $ 336     $   1      $ 505

Net Income                                           71                   71

Dividends*                                         (149)                (149)

Capital Contribution                      74                              74

Other                                                          (1)        (1)



Balance at December 31, 1995  $  23    $ 219      $ 258     $   -      $ 500

Net Income                                           73                   73

Dividends                                           (97)                 (97)



Balance at December 31, 1996  $  23    $ 219      $ 234     $   -      $ 476





*  Includes a non-cash dividend of $74 million.




The accompanying notes are an integral part of the consolidated financial statements.












(13)

			       XEROX CREDIT CORPORATION
			CONSOLIDATED STATEMENTS OF CASH FLOWS
		    Years Ended December 31, 1996, 1995 and 1994
				   (In Millions)

						      1996     1995     1994
Cash Flows from Operating Activities
  Net income                                        $   73   $   71   $   87
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Net change in operating assets and liabilities       50      (54)     (67)

Net cash provided by operating activities              123       17       20

Cash Flows from Investing Activities
  Purchases of investments                          (1,922)  (1,539)  (1,735)
  Proceeds from investments                          1,769    1,717    1,653
  Net collections from discontinued operations          31       32      129

Net cash (used in) provided by investing activities   (122)     210       47

Cash Flows from Financing Activities
  Change in commercial paper, net                      251     (782)       4
  Proceeds from long-term debt                         700    1,033      567
  Principal payments of long-term debt                (855)    (403)    (551)
  Dividends                                            (97)     (75)     (88)

Net cash used in financing activities                   (1)    (227)     (68)


  Decrease in cash and cash equivalents                  -        -       (1)

  Cash and cash equivalents, beginning of year           -        -        1

  Cash and cash equivalents, end of year            $    -   $    -   $    -


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

Charge Off of Delinquent Receivables

     The Company's policy with respect to the charge-off of delinquent receivables is that receivables are charged off as soon as it becomes apparent that the collection of the receivables through normal means is unlikely. The policy, enforced by Xerox on behalf of the Company, contemplates that delinquent receivables will be charged off before the aging of such delinquent receivables reaches 180 days.

Fair Value of Financial Instruments

     Under SFAS No. 107 - "Disclosures about Fair Value of Financial Instruments," the Company is required to disclose the fair value of financial instruments. The fair value of cash and commercial paper approximate carrying amounts due to the short maturities of these instruments. The fair value of investments, interest rate swaps, and notes payable are discussed in Notes 3, 4, and 5, respectively.


(15)

			 XEROX CREDIT CORPORATION
	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

      Through December 31, 1996, the Company received net cash proceeds of $2,476 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. Of the $2,476 million, $31 million, $32 million and $129 million was received in 1996, 1995 and 1994, respectively. The amounts received have been consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness.

      Approximately $46 million (30 percent) of the remaining assets represent passive lease receivables, some with long-duration contractual maturities and unique tax attributes. Accordingly, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.

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


(16)

			 XEROX CREDIT CORPORATION
	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Summarized information of discontinued operations for the three years ended December 31, 1996 follows:
						       (In millions)

						   1996      1995       1994

Balance Sheet Data

Gross finance receivables                         $   65    $  76      $ 109
Unearned income                                      (23)     (25)       (31)
Other assets                                         110      132        211*

Investment in discontinued operations, net        $  152    $ 183      $ 289

Assigned short- and long-term debt                $   81    $  98      $ 154


* Includes a $74 million investment in Xerox Financial Services Life Insurance Company, a subsidiary of the Company's parent, Xerox Financial Services, Inc.


Contractual maturities of the gross finance receivables at December 31,1996 follow (in millions):


     1997                     $ 18
     1998                        2
     1999                        2
     2000                        6
     2001                        -
     2002 and thereafter        37

     Total                    $ 65























(17)

			 XEROX CREDIT CORPORATION
	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(3)   Investments

      Contracts receivable represent purchases of long-term trade accounts receivable from Xerox. These receivables arise from Xerox equipment being sold under installment sales and sales-type leases. Contract terms on these receivables range primarily from two to five years and are generally collateralized by a security interest in the underlying assets. The Company purchased receivables from Xerox totaling $1,922 million in 1996, $1,539 million in 1995, and $1,735 million in 1994. The Company was charged $11 million in 1996, $10 million in 1995 and $11 million in 1994 by Xerox for administrative costs associated with the contracts receivable purchased.

      Under SFAS No. 107 - "Disclosures about Fair Values of Financial Instruments," the Company is not required to determine the fair value of these receivables. Management believes that as of December 31, 1996 any revaluation of the contracts receivable would result in a fair value in excess of the carrying value of these receivables.

      The scheduled maturities of contracts receivable at December 31, 1996 are as follows (in millions):

     1997                    $1,705
     1998                     1,185
     1999                       792
     2000                       409
     2001                       172
     Thereafter                   9

     Total                   $4,272

Experience has shown that a portion of these contracts receivable will be prepaid prior to maturity. Accordingly, the preceding schedule of contractual maturities should not be considered a forecast of future cash collections.

      Included in the $130 million notes receivable balance from Xerox and affiliates are receivables from related parties payable on demand at various floating interest rates.



















(18)

			 XEROX CREDIT CORPORATION
	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(4)   Lines of Credit and Interest Rate Swaps

      At December 31, 1996, the Company and Xerox had joint access to a $5.0 billion revolving credit agreement with various banks, which expires December 14, 2000. This agreement is unused and is available to back the issuance of commercial paper. At December 31, 1996, the Company had a total of $1,126 million of commercial paper outstanding. The average interest rate on commercial paper outstanding at December 31, 1996 is 5.8 percent.

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

     The aggregate notional amounts of interest rate swaps outstanding at December 31, 1996 and 1995 are as follows:
						  (Dollars in millions)
						  1996             1995

Pay fixed/receive variable                      $2,666           $2,278
Pay variable/receive variable                      828              978
Pay variable/receive fixed                         800              280

						$4,294           $3,536

Average interest payment rates                    5.99%            5.97%

These arrangements were entered into to ensure that, when taking into account the Company's debt portfolio described in Footnote 5, the Company is adequately match funded.

      At December 31, 1996 and 1995, the Company's swap agreements had aggregate net fair values of $(8) million and $(15) million, respectively. These values represent the estimated net amounts the Company would have paid if the agreements had been terminated as of December 31, 1996 and 1995, respectively. The fair values for interest rate swap agreements were calculated by the Company based on market conditions at year-end and supplemented with quotes from brokers. The Company has no present plans to terminate any of these agreements prior to their scheduled maturities.


(19)

			 XEROX CREDIT CORPORATION
	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      The maturities of the Company's swaps outstanding as of December 31, 1996 are: 1997 - $1,210 million, 1998 - $680 million, 1999 - $200 million,
2000 - $877, 2001 and thereafter - $1,327 million.


(5)   Notes Payable

      A summary of notes payable at December 31, 1996 and 1995 follows:

							     (In Millions)
							   1996         1995
  6.25% Notes due 1996                                   $    -       $  200
  Medium Term Notes due 1996                                  -          100
  Floating Rate Notes due 1996 (a)                            -          350
  Medium Term Notes due 1997 (b,c)                          347          147
  Floating Rate Notes due 1997 (a)                          530          530
  Medium Term Notes due 1998 (b)                            100          100
  Floating Rate Notes due 1998 (a)                          320          120
  10.00% Notes due 1999                                     150          150
  10.125% Notes due 1999 (d)                                  -          150
  6.50% Euro Medium Term Notes due 1999                     150            -
  Floating Rate Notes due 2000 (c,e)                        153          353
  Medium Term Notes due 2001  (b)                           100            -
  Medium Term Notes due 2011 (b,f)                          200            -
  Floating Rate Notes due 2048 (g)                           61           61
  Other Notes due 1996, 1997 and 2000                     __ 13        __ 18

      Subtotal                                           $2,124       $2,279
      Less current maturities                              (886)        (868)

      Total Notes Payable After one Year                 $1,238       $1,411


(a) The notes carry interest rates which are based primarily on spreads above certain reference rates such as U.S. Treasury Bill, LIBOR and Federal Funds Rates.

(b) Medium Term Notes due in 1997, 1998, 1999, and 2000+ have weighted average interest rates of 8.05%, 7.13%, 6.50% and 7.05%, respectively.

(c) $150 million of Medium Term Notes due 2000 are expected to be called in 1997 and are therefore presented as payable in 1997 rather than 2000.

(d) The notes were redeemed on April 15, 1996, at their principal amount plus accrued interest.

(e) $50 million of Floating Rate Notes due 2000 were redeemed in the first quarter of 1996 at their principal amount plus accrued interest.

(f)   $200 million of Medium Term Notes due 2011 are first callable in 1998.

(g) The notes mature August 15, 2048 and are repayable annually each August 15th at the option of the noteholders. The outstanding notes are classified as notes payable after one year, since the Company has the ability to refinance them on a long-term basis, if required. The interest rate is indexed to rates on commercial paper placed for issuers whose commercial paper rating is "AA" or the equivalent as reported in Federal Reserve Statistical Release H.15 (519), which at year-end was 5.95 percent.

(20)

			 XEROX CREDIT CORPORATION
	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Principal payments on notes payable for the next five years are (in millions):

	       1997                   $   886
	       1998                       720
	       1999                       400
	       2000                        53
	       2001 and Thereafter         65

	       Total                  $ 2,124

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

      Interest payments on notes payable for 1996, 1995 and 1994 were $146 million, $142 million, and $137 million, respectively. Interest payments on commercial paper for 1996, 1995 and 1994 were $68 million, $79 million and $66 million, respectively. The weighted-average commercial paper interest rates for 1996, 1995 and 1994 were 5.5 percent, 5.9 percent and 4.4 percent, respectively.

      At December 31, 1996 and 1995, carrying values of notes payable were $2,124 million and $2,279 million, respectively. The fair values of the Company's notes payable at December 31, 1996 and 1995 were $2,140 million and $2,309 million, respectively, based on quoted market prices for the notes or other issues with similar features and maturity dates. The difference between the fair value and the carrying value represents the theoretical net amounts the Company would have paid or received if it had retired all notes payable at December 31, 1996 or 1995, respectively. The Company has no plans to retire its notes payable prior to their call or final maturity dates.

      The original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue.






















(21)

			 XEROX CREDIT CORPORATION
	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(6)   Income Taxes

      Income taxes are provided at statutory rates based on income before income taxes exclusive of the amortization of investment tax credits and earnings not subject to Federal taxation. Substantially all of the Company's operations are included in Xerox' consolidated income tax returns. In connection with these consolidated returns, the Company paid Xerox $69 million, $48 million, and $86 million in 1996, 1995 and 1994, respectively. The Company paid less than $1 million in 1996 to taxing authorities for Company operations, and received a net of $3 million in 1995 and paid net $10 million in 1994, to taxing authorities for Company operations not included in Xerox' consolidated tax returns.


The components of income from continuing operations before taxes and the provision for income taxes are as follows:
							 (In Millions)
						    1996      1995      1994

Income from continuing operations
    before income taxes:                          $  123    $  119    $  147

Federal income taxes
    Current                                       $   43    $   42    $   52
    Deferred                                           -         -         -

State income taxes
    Current                                            7         6         8
    Deferred                                           -         -         -

	Total provision for income taxes          $   50    $   48    $   60



      A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:
						    1996      1995      1994

U.S. Federal statutory rate                         35.0%     35.0%     35.0%
State income taxes, net of Federal
    income tax benefit                               5.7       5.3       5.8

Effective tax rate                                  40.7%     40.3%     40.8%

















(22)

			 XEROX CREDIT CORPORATION
	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 1996 follows:

						     (In millions)
						   1996          1995
Tax effect of future tax deductions:
     Discontinued real-estate tax benefit
     and other                                   $    3        $   36


Tax effect on future taxable income:
  Discontinued leverage leases and other            (34)          (35)



       Total deferred taxes, net                 $  (31)       $    1


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



























(23)

			 XEROX CREDIT CORPORATION
	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(8)   Quarterly Results of Operations (Unaudited)

      A summary of interim financial information follows:

						 (In Millions)
				 First    Second    Third     Fourth
				Quarter   Quarter   Quarter   Quarter   Total


1996

Earned income                   $   88   $   85    $   83    $   84    $  340

Interest expense                    52       51        49        52       204

Operating and administrative
    expenses                         4        3         3         3        13

Income before Income Taxes          32       31        31        29       123

Income taxes                        13       13        13        11        50

Net income                      $   19   $   18    $   18    $   18    $   73



1995

Earned income                   $   92   $   88    $   87    $   85    $  352

Interest expense                    53       55        57        54       219

Operating and administrative
    expenses                         3        4         3         4        14

Income before Income Taxes          36       29        27        27       119

Income taxes                        15       11        11        11        48

Net income                      $   21   $   18    $   16    $   16   $    71




















(24)

							   SCHEDULE II
			     XEROX CREDIT CORPORATION
			Valuation and Qualifying Accounts
		  Years Ended December 31, 1996, 1995 and 1994
				  (In Millions)

				    Additions

		      Balance   Charged   Retained               Balance
			at        to         at                    at
		      Beginning  Costs      Time                   End
			of        and        of                    of
		      Period    Expenses  Purchase   Deductions  Period
					     (A)         (B)


1996

Allowance for losses-
 continuing operations $ 127    $    -     $  75     $   79      $ 123


1995

Allowance for losses-
 continuing operations $ 129    $    -     $  49     $   51      $ 127


1994

Allowance for losses-
 continuing operations $ 153    $    -     $  19     $   43      $ 129


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




















(25)

			   XEROX CREDIT CORPORATION
				  Form 10-K
		     For the Year Ended December 31, 1996

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


(26)

			   XEROX CREDIT CORPORATION
				  Form 10-K
		     For the Year Ended December 31, 1996

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

	   See Page 28 of this Report on Form 10-K.

      (b)  Computation of Xerox' Ratio of Earnings to Fixed Charges.

	   See Page 29 of this Report on Form 10-K.

(23)       Consent of KPMG Peat Marwick LLP.

	   See Page 30 of this Report on Form 10-K.


(27)       Financial Data Schedule (Electronic Form Only)




(27)