Form 10-Q
period 1997-03-31
XEROX CREDIT CORP
filed 1997-05-12
CIK 351936

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 1997
                                      OR
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

   Class                                  Outstanding as of April 30, 1997
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                                      THIS DOCUMENT CONSISTS OF 22 PAGES







(1)

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME

                                (In Millions)


                                                           Three Months Ended
                                                                 March 31,
                                                              1997     1996
Earned income:

   Contracts and notes receivable                           $   88   $   88

Expenses:

   Interest                                                     53       52
   Operating and administrative                                  3       _4

      Total expenses                                            56       56

Income before income taxes                                      32       32

Provision for income taxes                                      13       13


Net income                                                  $   19   $   19


See accompanying notes.
































(2)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                      March 31,  December 31,
                                                          1997          1996

Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 4,385         4,272
    Notes receivable - Xerox and affiliates                130           130
    Unearned income                                       (562)         (534)
    Allowance for losses                                 _(118)         (123)
        Total investments                                3,835         3,745

Net assets of discontinued operations                      125           152
Deferred income taxes and other assets                       1             2

        Total assets                                   $ 3,961       $ 3,899


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,339      $  1,126
      Current portion of notes payable                     621           886
    Notes payable after one year                         1,338         1,238
    Notes payable after one year - Xerox and affiliates     75            75
    Due to Xerox Corporation, net                           36            36
    Accounts payable and accrued liabilities                44            31
    Deferred income taxes                                ___29         ___31

        Total liabilities                                3,482         3,423

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      237           234

        Total shareholder's equity                         479           476

        Total liabilities and shareholder's equity     $ 3,961       $ 3,899




See accompanying notes.












(3)

                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In Millions)

                                                           Three Months Ended
                                                                March 31,
                                                             1997      1996
Cash Flows from Operating Activities
  Net income                                               $   19    $   19
  Adjustments to reconcile net income to net cash provided by operating activities:

    Net change in operating assets and liabilities             12        67

Net cash provided by operating activities                      31        86

Cash Flows from Investing Activities
  Purchases of investments                                   (521)     (544)
  Proceeds from investments                                   431       484
  Net collections from discontinued operations              _  27     _  10

Net cash used in investing activities                       _ (63)    _ (50)

Cash Flows from Financing Activities
  Change in commercial paper, net                             213       571
  Proceeds from long-term debt                                100         -
  Principal payments on long-term debt                       (265)     (585)
  Dividends                                                 _ (16)      (22)

Net cash provided by (used in) financing activities         _  32     _ (36)


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -




See accompanying notes.





















(4)

                           XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements


(1) The consolidated financial statements presented herein have been prepared by Xerox Credit Corporation (the "Company") in accordance with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the operating results for the interim periods presented have been made.

     Interim financial data presented herein are unaudited.

     Certain prior year balances have been reclassified to conform to the current year presentation.

(2) During the first three months of 1997, the Company redeemed the following notes at maturity:

                                    (in millions)
     5.69% Notes                      $  25
     5.76% Notes                         31
     5.79% Notes                         25
     5.81% Notes                         25
     5.82% Notes                         25
     Variable Rate Notes                130

     Total debt redeemed at maturity    261

     Note redeemed prior to maturity    __4

     Total Debt Redeemed               $265

     In addition, on April 4, 1997 the Company called, at par, $150 million of variable rate notes due in 2000.

(3) During the first three months of 1997, the Company sold at various dates a total of $100 million of fixed- and adjustable-rate notes which mature at various dates in 2012 and are first callable in 1999 and 2001. The interest rates on all of these notes have been swapped into Libor-based rates.

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

     Earned income from contracts and notes receivable was $88 million for the first three months of 1997 and 1996. The effect of higher average contract receivables was offset by a lower average interest rate.

     Interest expense increased to $53 million in the first quarter of 1997 from $52 million in the same period in 1996. The increase is due to a larger average portfolio of contracts receivable and a slight change to the Company's internal leverage guideline (see page 8), which were largely offset by a lower average interest rate and lower discontinued operations net assets (see page 7).

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

     Operating and administrative expenses were $3 million for the first quarter of 1997 compared to $4 million for the first quarter of 1996. These expenses are primarily the costs to administer the contracts receivable purchased from Xerox.

     The effective income tax rate for the first three months of 1997 and 1996 was 40.6 percent.























(6)

                           Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. Through March 31, 1997, the Company has received net cash proceeds of $2,503 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. The amounts received have been consistent with the Company's estimates in its disposal plan and were primarily used to reduce the Company's indebtedness.

      During the first quarter of 1997, the Company reduced its net assets of discontinued operations by $27 million, primarily through contractual maturities and cash sales.

      Since a significant portion of the remaining $125 million portfolio represents passive lease receivables, some with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.



CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      Net cash provided by operating activities was $31 million in the first three months of 1997 compared to $86 million during the same period in 1996. The decrease was primarily due to lower intercompany receipts in the first quarter of 1997.

      Net cash used in investing activities was $63 million in the first three months of 1997 compared to $50 million in the first three months of 1996. The increase is due to lower year over year cash collections on contracts receivable, offset by lower purchases of contracts from Xerox and higher cash collections from the sale of discontinued assets.

      Net cash provided by financing activities was $32 million during the first three months of 1997 compared to $36 million used in financing activities during the same period in 1996. The change is primarily associated with the proceeds from the sale of fixed- and adjustable-rate notes in the first quarter of 1997.




















(7)

     At March 31, 1997, the Company had domestic shelf capacity of $350 million. In addition, a $2 billion Euro-debt facility is available to the Company, Xerox, and Rank Xerox Capital (Europe) plc, of which $1.367 billion remained unused at March 31, 1997.

     The Company and Xerox have joint access to a $5 billion revolving credit agreement with various banks which expires in 2000. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal Funds.

     The Company believes that cash provided by continuing operations, cash available under its commercial paper program supported by its credit facility, and its access to the capital markets are more than sufficient to ensure its funding needs will be met. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 1997 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

     The Company intends to continue to match fund its contracts receivable. To assist in managing its interest rate exposure, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in order to match the duration of its assets, the Company opportunistically issues variable- and fixed-rate medium-term notes which are swapped to attractive commercial paper or LIBOR- based rates.

     During the first three months of 1997, the Company entered into interest rate swap agreements which effectively converted $339 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2002 and resulted in a weighted average fixed-rate of interest of
6.25 percent. The Company also entered into interest rate swap agreements during the first quarter 1997 which effectively converted $100 million of fixed- and adjustable-rate debt into variable-rate debt indexed to LIBOR rates. These agreements mature at various dates in 2012 and all are cancelable by the respective counterparties on interest payment dates beginning in 1999 and 2001 These swaps were entered into to ensure that the Company is match funded.

     As of March 31, 1997, the Company's overall debt-to-equity ratio was 7.0 to 1. The Company's internal practice is to maintain a debt-to-equity ratio of approximately 7.0 to 1. Prior to December 31, 1996, the Company's practice was to maintain a debt-to-equity ratio of approximately 6.5 to 1.



















(8)

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

                             XEROX CREDIT CORPORATION




                             BY______________________

                             George R. Roth, Vice President,
                             Treasurer and Chief Financial Officer

                             May 12, 1997















































(10)