Form 10-Q
period 1997-06-30
XEROX CREDIT CORP
filed 1997-08-07
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 1997
                                      OR
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

   Class                                  Outstanding as of July 31, 1997
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                                      THIS DOCUMENT CONSISTS OF 13 PAGES


(1)





This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.



















































(2)
PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                               (In Millions)


                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          1997     1996        1997     1996
Earned income:

   Contracts and notes receivable       $   90   $   85      $  178   $  173

Expenses:

   Interest                                 55       51         108      103
   Operating and administrative              3        3           6        7

      Total expenses                        58       54         114      110

Income before income taxes                  32       31          64       63

Provision for income taxes                  13       13          26       26


Net income                              $   19   $   18      $   38   $   37


See accompanying notes.




























(3)




                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                       June 30,  December 31,
                                                          1997          1996

Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 4,446         4,272
    Notes receivable - Xerox and affiliates                 56           130
    Unearned income                                       (574)         (534)
    Allowance for losses                                  (119)         (123)
        Total investments                                3,809         3,745

Net assets of discontinued operations                      110           152
Deferred income taxes and other assets                       1             2

        Total assets                                   $ 3,920       $ 3,899


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,744       $ 1,126
      Current portion of notes payable after one year      741           886
      Notes payable - Xerox and affiliates                  15            20
    Notes payable after one year                           868         1,238
    Notes payable after one year-Xerox and affiliates        -            75
    Due to Xerox Corporation, net                           21            16
    Accounts payable and accrued liabilities                22            31
    Deferred income taxes                                   29            31

        Total liabilities                                3,440         3,423

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      238           234

        Total shareholder's equity                         480           476

        Total liabilities and shareholder's equity     $ 3,920       $ 3,899




See accompanying notes.










(4)


                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Millions)

                                                           Six Months Ended
                                                                June 30,
                                                             1997      1996
Cash Flows from Operating Activities
  Net income                                               $   38    $   37
  Adjustments to reconcile net income to net cash provided by operating activities:

    Net change in operating assets and liabilities            (11)       21

Net cash provided by operating activities                      27        58

Cash Flows from Investing Activities
  Purchases of investments                                   (997)     (931)
  Proceeds from investments                                   859       921
  Net collections from discontinued operations                 42        13

Net cash (used in) provided by investing activities           (96)        3

Cash Flows from Financing Activities
  Change in commercial paper, net                             618       224
  Proceeds from long-term debt                                200       500
  Principal payments on long-term debt                       (715)     (735)
  Dividends                                                   (34)      (50)

Net cash provided by (used in) financing activities            69       (61)


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -










See accompanying notes.















(5)

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

     Interim financial data presented herein are unaudited.

     Certain prior year balances have been reclassified to conform to the current year presentation.

(2) During the first six months of 1997, the Company redeemed the following notes (in millions):


     5.69% Notes                               $ 25
     5.76% Notes                                 31
     5.79% Notes                                 25
     5.81% Notes                                 25
     5.82% Notes                                 25
     Variable Rate Notes ("VRNs")               430

     Total debt redeemed at maturity            561

     Redeemed prior to maturity                 154


     Total debt redeemed                       $715

(3) During the first six months of 1997, the Company sold a total of $200 million of medium-term notes. Of this amount, $50 million are fixed-rate notes which mature in 1998, $25 million are fixed-rate notes which mature in 2007, and $125 million are fixed and adjustable rate notes which mature in 2012. The interest rates on all of this debt have been swapped into LIBOR-based rates.

(4) On July 1, 1997, the Company issued $250 million of Cash Exchangeable Equity-Linked Notes due July 1, 2002 with a coupon of 2.875%. Under the terms of the notes, the noteholders have the right to participate in the price appreciation of Xerox Common Stock, payable in cash, if the share price exceeds $96.25. The notes may also be put by investors beginning August 25, 1997 subject to specified conditions. The
     Company has hedged the exposure to the Xerox stock price through a principal-adjusted interest rate swap. The net result is $250 million of floating rate debt at a LIBOR-based rate.

     On July 30, 1997, the Company issued $25 million of adjustable-rate notes due 2012 and on August 5, 1997, the Company issued $25 million of 7.125% notes due 2012. Interest obligations on both of these transactions have been swapped to LIBOR-based rates.





(6)
(5) The terms of a Support Agreement with Xerox provide that the Company will receive from Xerox income maintenance payments, to the extent necessary, so that the Company's earnings shall not be less than 1.25 times its fixed charges. For purposes of this calculation, both earnings and fixed charges are as defined in Section 1404 (formerly
     Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that Xerox retain 100 percent ownership of the Company's voting capital stock.




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

      Earned income from contracts and notes receivable for the second quarter of 1997 was $90 million versus $85 million in the corresponding period in 1996, and $178 million and $173 million for the six-month periods ended June 30, 1997 and 1996, respectively. The increase in earned income which resulted from having a higher average contract receivables portfolio in 1997 was partially offset by a lower average interest rate.

      Second quarter interest expense increased to $55 million in 1997 from $51 million in the same period in 1996. For the six-month period ended June 30, 1997, interest expense increased to $108 million from $103 million in
1996.   This increase is principally attributable to the increase in total debt related to a larger contracts receivable portfolio in 1997.

      Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium term notes into fixed rates of interest for specified maturities. This process is employed because it effectively "locks in" a spread and eliminates the risk of shrinking interest margins when interest rates rise. Conversely, this practice effectively eliminates the opportunity to increase margins when interest rates decline. The Company intends to continue to match its contracts receivable and indebtedness in order to ensure an adequate spread between interest income and interest expense.

     Operating and administrative expenses were $3 million for the second quarter of both 1997 and 1996. For the six-month periods ended June 30, 1997 and 1996, operating and administrative expenses totaled $6 million and $7 million respectively. These expenses are incurred primarily to administer the contracts receivable purchased from Xerox. The decrease is attributable mainly to improvements in systems processing and other productivity measures that have occurred during the year.

      The effective income tax rate for the first six months of 1997 and 1996 was 40.6 percent and 41.3 percent, respectively.






(7)
                           Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. Through June 30, 1997, the Company received net cash proceeds of $2,518 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. The amounts received have been consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness.

     During the first six months of 1997, the Company reduced net assets of discontinued operations by approximately $42 million, primarily through contractual maturities and cash sales.

     Since a significant portion of the remaining $110 million portfolio represents passive lease receivables, some with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.


CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      Net cash provided by operating activities was $27 million in the first six months of 1997, compared to $58 million provided by operating activities during the same period in 1996. The decrease is primarily due to a change in the timing of intercompany settlements.

      Net cash used in investing activities was $96 million during the first six months of 1997, compared with $3 million provided during the same period in 1996. The change primarily results from increased net purchases of contracts receivable from Xerox in the first half of 1997 over the first half of 1996.

      Net cash provided by financing activities was $69 million in the first half of 1997 compared to $61 million of usage in the first half of 1996. Cash provided by financing has grown due to a higher level of contract purchases from Xerox and the year-end 1996 change in the Company's leverage guideline from 6.5 to 1 to 7.0 to 1.

      At June 30, 1997, the Company had newly registered and unused domestic shelf debt capacity of $2 billion. In addition, a $2 billion Euro-debt facility is available to Xerox, Rank Xerox Capital (Europe) and the Company of which $1,367 million remained unused at June 30, 1997.

      The Company and Xerox have joint access to a $5 billion revolving credit agreement with various banks, which expires in 2000. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal funds.












(8)
       The Company believes that cash provided by continuing operations, cash available under its commercial paper program supported by its credit facility, and its access to the capital markets are more than sufficient to ensure its funding needs will be met. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 1997 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

     The Company intends to continue to match fund its contracts receivable. To assist in managing its interest rate exposure, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in order to manage its commercial paper outstandings, the Company opportunistically issues variable- and fixed-rate medium term notes which are swapped to attractive commercial paper or LIBOR-based rates.

      During the first six months of 1997, the Company entered into interest rate swap agreements which effectively converted $654 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2002 and result in a weighted average fixed-rate of interest of 6.35 percent. The Company also entered into interest rate swap agreements during the first half of 1997 which effectively converted $200 million of fixed- and
adjustable-rate debt into variable-rate debt indexed to LIBOR rates.   These
agreements mature in 1998, 2007 and at various dates in 2012. The agreements which mature in 2007 and 2012 are cancelable by the respective counterparties on interest payment dates beginning in 1999 and 2001. In addition, on July 1, 1997, the Company entered into a $250 million interest rate swap agreement to convert the obligations on its $250 million Cash Exchangeable Equity-Linked Notes due July 1, 2002 to a LIBOR-based rate.

      As of June 30, 1997, the Company's overall debt-to-equity ratio was 7.0 to 1. The Company's practice is to maintain a debt-to-equity ratio of approximately 7.0 to 1. Prior to December 31, 1996, the Company's practice was to maintain a debt-to-equity ratio of approximately 6.5 to 1.





























(9)
PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 3  (a) Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980.

                               Incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-71503.

                           (b) By-Laws of Registrant, as amended through
                               September 1, 1992.

                               Incorporated by reference to Exhibit 3 (b) to Registrant's Quarterly Report for the Quarter ended March 31, 1997.

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




























(10)








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

                             August 07, 1997







































(11)