Form 10-Q
period 1997-09-30
XEROX CREDIT CORP
filed 1997-11-12
CIK 351936

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 1997
                                      OR
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

   Class                                  Outstanding as of October 31, 1997
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                                      THIS DOCUMENT CONSISTS OF 13 PAGES






(1)

To the extent that this Form 10-Q Report contains forward-looking statements and information relating to the Registrant, such statements are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Registrant or the Registrant's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Registrant does not intend to update these forward-looking statements.


















































(2)

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                               (In Millions)


                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,

                                          1997     1996        1997     1996
Earned income:

   Contracts and notes receivable       $   85   $   83      $  263   $  256

Expenses:

   Interest                                 54       49         162      152
   Operating and administrative              2        3           8       10

      Total expenses                        56       52         170      162

Income before income taxes                  29       31          93       94

Provision for income taxes                  12       13          38       38


Net income                              $   17   $   18      $   55   $   56


See accompanying notes.































(3)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                  September 30,  December 31,
                                                          1997          1996

Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 4,499         4,272
    Notes receivable - Xerox and affiliates                 56           130
    Unearned income                                       (580)         (534)
    Allowance for losses                                  (116)         (123)
        Total investments                                3,859         3,745

Net assets of discontinued operations                       91           152
Deferred income taxes and other assets                       2             2

        Total assets                                   $ 3,952       $ 3,899


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,446       $ 1,126
      Current portion of notes payable after one year      691           886
      Notes payable - Xerox and affiliates                   -            20
    Notes payable after one year                         1,215         1,238
    Notes payable after one year-Xerox and affiliates        -            75
    Due to Xerox Corporation, net                           44            16
    Accounts payable and accrued liabilities                37            31
    Deferred income taxes                                   29            31

        Total liabilities                                3,462         3,423

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      248           234

        Total shareholder's equity                         490           476

        Total liabilities and shareholder's equity     $ 3,952       $ 3,899




See accompanying notes.












(4)

                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Millions)

                                                           Nine Months Ended
                                                              September 30,
                                                             1997      1996
Cash Flows from Operating Activities
  Net income                                               $   55    $   56
  Adjustments to reconcile net income to net cash provided by operating activities:

    Net change in operating assets and liabilities             11        40

Net cash provided by operating activities                      66        96

Cash Flows from Investing Activities
  Purchases of investments                                 (1,501)   (1,364)
  Proceeds from investments                                 1,313     1,338
  Net collections from discontinued operations                 61        22

Net cash used in investing activities                        (127)       (4)

Cash Flows from Financing Activities
  Change in commercial paper, net                             320       155
  Proceeds from long-term debt                                648       600
  Principal payments on long-term debt                       (866)     (786)
  Dividends                                                   (41)      (61)

Net cash provided by (used in) financing activities            61       (92)


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -










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

     Interim financial data presented herein are unaudited.

(2) During the first nine months of 1997, the Company redeemed the following notes (in millions):


     5.69% Notes                               $ 25
     5.76% Notes                                 31
     5.79% Notes                                 25
     5.81% Notes                                 25
     5.82% Notes                                 25
     Variable Rate Notes ("VRNs")               580
     Total debt redeemed at maturity            711

     Redeemed prior to maturity                 155


     Total debt redeemed                       $866

(3) During the first nine months of 1997, the Company sold a total of $648 million of medium-term notes. Of this amount, $50 million are fixed-rate notes which mature in 1998, $148 million are Eurodollar medium-term notes maturing in 2000, $250 million are cash exchangeable equity-linked notes maturing in 2002, $25 million are fixed-rate notes maturing in 2007, and $175 million are fixed- and adjustable-rate notes maturing in 2012. The interest rates on all of this debt have been swapped into LIBOR-based rates.

(4) On October 6 and on October 29, 1997, the Company issued $25 million each of 7.0% notes due 2012. Also, on October 7, 1997, the Company issued, at a premium, $25 million of 15.0% notes due 1998. Interest obligations on all of these transactions have been swapped to LIBOR-based rates.

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







(6)

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

      Earned income from contracts and notes receivable for the third quarter of 1997 was $85 million versus $83 million in the corresponding period in 1996, and $263 million and $256 million for the nine-month periods ended September 30, 1997 and 1996, respectively. The increase in earned income resulted from a higher average contracts receivable portfolio in 1997 partially offset by a lower average interest rate.

      Third quarter interest expense increased to $54 million in 1997 from $49 million in the same period in 1996. For the nine-month period ended September 30, 1997, interest expense increased to $162 million from $152
million in 1996.   These increases are principally attributable to higher
debt balances related to a larger contracts receivable portfolio in 1997.

      Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium-term notes into fixed rates of interest for specified maturities. This process is employed because it effectively "locks in" a spread and eliminates the risk of shrinking interest margins when interest rates rise. Conversely, this practice effectively eliminates the opportunity to increase margins when interest rates decline. The Company intends to continue to match its contracts receivable and indebtedness in order to ensure an adequate spread between interest income and interest expense.

      Operating and administrative expenses were $2 million and $3 million for the third quarter of 1997 and 1996, respectively. For the nine-month periods ended September 30, 1997 and 1996, operating and administrative expenses totaled $8 million and $10 million, respectively. These expenses are incurred primarily to administer the contracts receivable purchased from Xerox. The decrease is attributable mainly to improvements in systems processing and other productivity measures that have occurred during the year.

      The effective income tax rate for the first nine months of 1997 and 1996 was 40.9 percent and 40.4 percent, respectively.












(7)

                           Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the real estate and third-party financing businesses. Through September 30, 1997, the Company received net cash proceeds of $2,537 million from the sale of discontinued business units, asset securitizations, sales, and runoff collection activities. The amounts received have been consistent with the Company's estimates in its disposal plan and were primarily used to reduce the Company's short-term indebtedness.

      During the first nine months of 1997, the Company reduced net assets of discontinued operations by approximately $61 million, primarily through contractual maturities and cash sales.

      Since a significant portion of the remaining $91 million portfolio represents passive lease receivables, some with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that liquidation of the remaining assets will not result in a net loss.


CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      Net cash provided by operating activities was $66 million in the first nine months of 1997, compared to $96 million provided by operating activities during the same period in 1996. The decrease is primarily due to a change in the timing of intercompany settlements.

      Net cash used in investing activities was $127 million during the first nine months of 1997, compared with $4 million used during the same period in 1996. The change primarily resulted from increased net purchases of contracts receivable from Xerox in the first nine months of 1997 over the first nine months of 1996.

      Net cash provided by financing activities was $61 million in the first nine months of 1997 compared to $92 million of usage in the first nine months of 1996. Cash provided by financing has grown due to a higher level of contract purchases from Xerox and the year-end 1996 change in the Company's leverage guideline from 6.5 to 1 to 7.0 to 1.

      At September 30, 1997, the Company had registered domestic shelf debt capacity of $2 billion, of which $1,950 million remained unused. In addition, a $2 billion Euro-debt facility is available to Xerox, Xerox Capital (Europe) Plc and the Company, of which $1,219 million remained unused at September 30, 1997.

      In October 1997, the Company and Xerox replaced the then-existing $5 billion revolving credit agreement with a $7 billion revolving credit agreement maturing in 2002. This new Revolver is also accessible (up to a $4 billion limit) by Xerox Capital (Europe) Plc and Xerox Overseas Holdings PLC. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR and Federal funds.








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

      The Company intends to continue to match-fund its contracts receivable. To assist in managing its interest rate exposure, the Company has entered into a number of interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in order to manage its outstanding commercial paper, the Company opportunistically issues variable- and fixed-rate medium term notes which are swapped to attractive commercial paper or LIBOR-based rates.

      During the first nine months of 1997, the Company entered into interest rate swap agreements which effectively converted $1,023 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2002 and result in a weighted average fixed-rate of interest of 6.34 percent. The Company also entered into interest rate swap agreements during the first nine months of 1997 which effectively converted $648 million of fixed- and adjustable-rate debt into variable-rate debt indexed to LIBOR
rates.   These agreements mature in 1998, 2000, 2002, 2007 and in 2012. The agreements which mature in 2007 and 2012 are cancelable by the respective counterparties on interest payment dates beginning in 1999 and 2001. Cancellation dates within the swap agreements conform to the exercise dates of call options embedded in the Company's fixed- and adjustable-rate debt.

      As of September 30, 1997, the Company's overall debt-to-equity ratio was 6.84 to 1. The Company's practice is to maintain a debt-to-equity ratio of approximately 7.0 to 1. Prior to December 31, 1996, the Company's practice was to maintain a debt-to-equity ratio of approximately 6.5 to 1.






























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

                             November 12, 1997







































(11)