Form 10-K
period 1997-12-31
XEROX CREDIT CORP
filed 1998-03-23
CIK 351936

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended:  December 31, 1997
                                      OR
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

   Class                                  Outstanding as of February 27, 1998
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                                      THIS DOCUMENT CONSISTS OF 28 PAGES




(1)

To the extent that this Form 10-K Report contains forward-looking statements and information relating to the Registrant, such statements are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Registrant or the Registrant's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Registrant does not intend to update these forward-looking statements.


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

      In 1990 the Company discontinued its real estate development and related real estate financing businesses and its third party financing and leasing businesses. See Note 2 to the Consolidated Financial Statements for further information regarding the Company's discontinued operations.

      Xerox is The Document Company and a leader in the global document market, providing document solutions that enhance business productivity. Xerox' Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. Xerox document processing products are principally sold directly to customers by Xerox' worldwide sales force of approximately 13,500 employees and through a network of independent agents, dealers, retail chains, value-added resellers and systems integrators. In addition, Xerox has arrangements with U.S. retail marketing channels to market low-end products not generally suited for distribution through the Xerox direct sales force. The financing of Xerox equipment is generally carried out by the Company in the United States and internationally by foreign financing subsidiaries and divisions in most countries where Xerox operates.




(2)

ITEM 2.     Properties

      The Company does not directly own any facilities in order to carry on its principal business. Its principal executive offices in Stamford, Connecticut are leased facilities of approximately 8,000 square feet of office space. In Xerox United States Customer Operations located in Rochester, New York, the Company uses less than 1,000 square feet of the total office space. These facilities are deemed adequate by management.

ITEM 3.     Legal Proceedings

      None.


ITEM 4.     Submission of Matters to a Vote of Security Holders

      Not Required.

                                   PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      Because the Company is a wholly-owned subsidiary, there is no market for its common shares. Dividends declared during the five years ended December 31 were as follows (in millions):
      1993 - $59; 1994 - $88; 1995 - $149; 1996 - $97; and 1997 - $41.

ITEM 6.     Selected Financial Data

      Not Required.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
                         Continuing Operations

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. These receivables arise primarily from Xerox equipment being sold under installment sales and sales-type leases. In 1997, the Company purchased receivables from Xerox totaling $2,185 million compared to $1,896 million in 1996. The increase in receivables purchases was due to increased equipment sales and higher financing penetration rates in the United States. Earned income from contracts receivable increased in 1997 to $351 million from $340 million in 1996. The increase was primarily due to a larger average portfolio of contracts receivable in 1997 than in 1996 partially offset by a lower average interest rate. Earned income decreased in 1996 to $340 million from $352 million in 1995. The decrease was primarily due to a smaller average portfolio of contracts receivable in 1996 and a reduction on the interest rate spread on purchased contracts. The smaller portfolio in 1996 was a result of relatively lower equipment sales by Xerox in the second half of 1995.








(3)

      Interest expense was $217 million in 1997 compared to $204 million in 1996. The 1997 increase was principally attributable to higher debt balances related to a larger average portfolio of contracts receivable in 1997, offset partially by the reduced asset levels of discontinued operations. Assigned discontinued operations debt is included in consolidated debt of the Company and is expected to be paid off with proceeds from the liquidation of the remaining asset portfolio of discontinued operations. The $204 million of interest expense in 1996 was a decrease from the 1995 interest expense of $219 million. This decrease was principally attributable to the smaller average portfolio of contracts receivable in 1996, the reduction of assets of discontinued operations in 1996 and the replacement of $150 million of 10.125% debt with lower rate debt in April 1996.

      Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium term notes into fixed rates of interest for specified maturities. This practice is employed because it effectively "locks in" a spread and eliminates the risk of shrinking interest margins in a rising interest rate environment. Conversely, this practice effectively eliminates the opportunity to realize higher margins when interest rates are declining. The Company intends to continue to match its contracts receivable and indebtedness to ensure an adequate spread between interest income and interest expense.

      Operating and administrative expenses were $11 million in 1997 compared to $13 million and $14 million in 1996 and 1995, respectively. These expenses are incurred primarily to administer the contracts receivable purchased from Xerox. The decrease was primarily attributable to improvements in systems processing and other productivity measures that occurred during the year.

      The effective income tax rate was 40.7 percent in 1997 and 1996 and
40.3 percent for 1995.

      The Company contracts with Xerox to provide billing and collection services for all of the receivables that it purchases from Xerox. Certain of Xerox' information systems and products will require remediation or replacement over the next two years in order to render these systems Year 2000 compliant. The Year 2000 problem is the result of computer programs written with two digits, rather than four, to define the applicable year. Xerox believes that the remediation or replacement of its information systems and products will occur in a timely fashion so that the Year 2000 problem will not result in significant operating problems with its information systems and products. However, if such remediation or replacements are not completed by Xerox in a timely manner, the Year 2000 problem could potentially have a material adverse impact on the Company's operations.


                         Discontinued Operations

      Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the third party financing and real estate businesses. Through December 31, 1997, the Company received net cash proceeds of $2,570 million from the sale of discontinued business units, asset securitizations, asset sales, and run-off collection activities. The amounts received have been consistent with the Company's estimates in its disposal plan and were primarily used to reduce the Company's short-term indebtedness.

      During 1997, the Company reduced its net assets of discontinued operations by $94 million, primarily through contractual maturities and cash sales, compared to a reduction of $31 million in 1996. Collections in 1998 are expected to be less than the Company received in 1997.



(4)

      Since a significant portion of the remaining $58 million portfolio represents passive lease receivables with long-duration contractual maturities and unique tax attributes, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.

      Additional information regarding discontinued operations is included in
Note 2 to the Consolidated Financial Statements.


CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      Net cash provided by operating activities was $210 million in 1997 compared with $123 million in 1996 and $17 million in 1995. The 1997 increase was primarily due to a change in the timing of intercompany settlements.

      Net cash used in investing activities was $333 million in 1997 compared to $122 million used in 1996. The increase was the result of more contracts receivable purchased in 1997 than in 1996, particularly in the fourth quarter, partially offset by the reduction of discontinued operations assets. The increase in receivables was due to increased financing penetration rates by the Xerox United States Customer Operations sales force and sales resulting from new product types. The decrease in discontinued operations was primarily through cash sales and contractual maturities. Net cash used in 1996 was $122 compared to the $210 million provided in 1995. The change was principally the result of significantly more contracts receivable purchased in 1996 than in 1995 as a result of significant increases in Xerox equipment sales due to changes in sales coverage and marketing support, and customer acceptance of new products.

      Net cash provided by financing activities was $123 million in 1997 compared to $1 million used in 1996. Cash provided by financing has grown due to higher debt levels associated with investments in contracts receivable purchased from Xerox during 1997 and higher debt levels and lower dividend payments as a result of the year end 1996 change in the Company's leverage guideline from 6.5 to 1 to 7.0 to 1. Net cash used in financing activities was $1 million in 1996 compared to $227 million in 1995. The decrease was associated with the increased purchases of contracts receivable in 1996 over 1995.

      Cash dividends paid during the three years ended December 31 were as follows (in millions): 1997 - $41; 1996 - $97; and 1995 - $75. In addition, there was a non-cash dividend in 1995 of $74 million.

      At December 31, 1997, the Company had registered domestic shelf capacity of $2 billion, of which $1,875 million remained unused. In addition, a $2 billion Euro-debt facility is available to Xerox, Xerox Capital (Europe) plc, Xerox Overseas Holdings PLC, and the Company of which $1,193 million remained unused at December 31, 1997.

      At December 31, 1997, the Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital (Europe) plc or Xerox Overseas Holdings PLC. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain LIBOR reference rates.






(5)

      The Company believes that cash provided by continuing operations, funding available through its commercial paper program supported by its credit facility, and its readily available access to the capital markets are more than sufficient to enable the Company to meet its liquidity needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 1998 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

      The Company is exposed to market risk from changes in interest rates that could affect results of operations and financial condition. To assist in managing its interest rate exposure the Company routinely enters into certain financial instruments, primarily interest rate swap agreements. The Company intends to continue to match fund its contracts receivable. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable rate payments in return. Additionally, in order to manage its outstanding commercial paper, the Company opportunistically issues variable- and fixed-rate medium term notes which are swapped to attractive LIBOR-based rates. The Company does not enter into derivative instrument transactions for trading purposes, and, employs long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

      During 1997, the Company entered into interest rate swap agreements which effectively converted $1,487 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2002 and resulted in a weighted average fixed-rate of interest of 6.25 percent. The Company also entered into interest rate swap agreements during 1997 which effectively converted $749 million of fixed- and adjustable-rate debt into variable-rate debt indexed to LIBOR rates. These agreements mature in 1998, 2000, 2002, 2007 and 2012. The agreements which mature in 2007 and 2012 are cancelable by the respective counterparties on interest payment dates beginning in 1999 and 2001. Cancellation dates within the swap agreements conform to exercise dates of call options embedded in the Company's fixed- and adjustable-rate debt. These arrangements were entered into to ensure that, when taking into account the Company's debt portfolio described in Footnote 5 to the Consolidated Financial Statements, the Company is adequately match funded.

      Many of the financial instruments the Company uses are sensitive to changes in interest rates. Hypothetically, interest rate changes result in gains or losses related to the market value of the Company's term debt and interest rate swaps due to differences between current market interest rates and the stated interest rates within the instrument. Applying an assumed 10 percent reduction or increase in the yield curves at December 31, 1997, the fair value of the Company's term debt and interest swaps would increase or decrease, by approximately $28 million and $33 million, respectively.

      The Company's interest rate hedging is typically unaffected by changes in market conditions as swaps are normally held to maturity consistent with the Company's objective to lock in interest rate spreads on the underlying transactions.

      As of December 31, 1997, the Company's overall debt-to-equity ratio was
7.0 to 1. The Company's practice is to maintain a debt-to-equity ratio of approximately 7.0 to 1. Prior to December 31, 1996, the Company's practice was to maintain a debt-to-equity ratio of approximately 6.5 to 1.

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


(6)

ITEM 8.     Financial Statements and Supplementary Data


      The financial statements of the Company and its consolidated subsidiaries and the notes thereto, the financial statement schedule, and the report thereon of KPMG Peat Marwick LLP, independent auditors, are set forth on pages 9 through 23 hereof.

      The financial statement schedule required herein is filed as "Financial Statement Schedules" pursuant to Item 14 of this report on Form 10-K.

ITEM 9.     Disagreements on Accounting and Financial Disclosure

      Not Applicable.

                                  PART III

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

                               March 23, 1998


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 23, 1998



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


__/s/ Donald R. Altieri_________
Donald R. Altieri, Director


__/s/ David R. McLellan_________
David R. McLellan, Director


__/s/ Barry D. Romeril__________
Barry D. Romeril, Director


__/s/ Stuart B. Ross____________
Stuart B. Ross, Director



(8)

                          XEROX CREDIT CORPORATION
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements:

Report of Independent Auditors

Consolidated statements of income for each of the years in the three-year period ended December 31, 1997

Consolidated balance sheets at December 31, 1997 and 1996

Consolidated statements of shareholder's equity for each of the years in the three-year period ended December 31, 1997

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1997

Notes to consolidated financial statements



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xerox Credit Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                KPMG PEAT MARWICK LLP


Stamford, Connecticut
January 23, 1998




















(10)

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 1997, 1996 and 1995
                                  (In Millions)


                                               1997        1996        1995

Earned Income:

    Contracts receivable                      $ 351       $ 340       $ 352


Expenses:

    Interest                                    217         204         219
    Operating and administrative                 11          13          14

        Total expenses                          228         217         233


Income before income taxes                      123         123         119

Provision for income taxes                       50          50          48


Net income                                    $  73       $  73       $  71




The accompanying notes are an integral part of the consolidated financial statements.































(11)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                                 (In Millions)

                                     ASSETS
                                                           1997         1996

Cash and cash equivalents                               $     -      $     -

Investments:
    Contracts receivable                                  4,796        4,272
    Notes receivable - Xerox and affiliates                  56          130
    Unearned income                                        (623)        (534)
    Allowance for losses                                   (131)        (123)
        Total investments                                 4,098        3,745

Net assets of discontinued operations                        58          152
Deferred income taxes and other assets                        2            2

        Total assets                                    $ 4,158      $ 3,899


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Commercial paper                                $ 1,428      $ 1,126
        Current portion of notes payable after one year     795          886
        Notes payable - Xerox and affiliates                161           20
    Notes payable after one year                          1,191        1,238
    Notes payable after one year - Xerox and affiliates       -           75
    Due to Xerox Corporation, net                            21           16
    Accounts payable and accrued liabilities                 34           31
    Deferred income taxes                                    20           31

        Total liabilities                                 3,650        3,423

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                  23           23
    Additional paid-in capital                              219          219
    Retained earnings                                       266          234

        Total shareholder's equity                          508          476

        Total liabilities and shareholder's equity      $ 4,158      $ 3,899




The accompanying notes are an integral part of the consolidated financial statements.











(12)

                           XEROX CREDIT CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                Years Ended December 31, 1997, 1996 and 1995
                                 (In Millions)

                                      Additional            Cumulative
                              Common   Paid-In   Retained   Translation
                               Stock   Capital   Earnings   Adjustment  Total



Balance at December 31, 1994  $  23    $ 145      $ 336     $   1     $  505

Net Income                                           71                   71

Dividends*                                         (149)                (149)

Capital Contribution                      74                              74

Other                                                          (1)        (1)



Balance at December 31, 1995  $  23    $ 219      $ 258     $   -     $  500

Net Income                                           73                   73

Dividends                                           (97)                 (97)



Balance at December 31, 1996  $  23    $ 219      $ 234     $   -     $  476

Net Income                                           73                   73

Dividends                                           (41)                 (41)



Balance at December 31, 1997  $  23    $ 219      $ 266     $   -     $  508





*  Includes a non-cash dividend of $74 million.




The accompanying notes are an integral part of the consolidated financial statements.











(13)

                               XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1997, 1996 and 1995
                                   (In Millions)

                                                      1997     1996     1995
Cash Flows from Operating Activities
  Net income                                        $   73   $   73   $   71
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Net change in operating assets and liabilities      137       50      (54)

Net cash provided by operating activities              210      123       17

Cash Flows from Investing Activities
  Purchases of investments                          (2,185)  (1,896)  (1,539)
  Proceeds from investments                          1,758    1,743    1,717
  Net collections from discontinued operations          94       31       32

Net cash (used in) provided by investing activities   (333)    (122)     210

Cash Flows from Financing Activities
  Change in commercial paper, net                      302      251     (782)
  Proceeds from long-term debt                         751      700    1,033
  Principal payments of long-term debt                (889)    (855)    (403)
  Dividends                                            (41)     (97)     (75)

Net cash provided by (used in) financing activities    123       (1)    (227)


  Increase(decrease) in cash and cash equivalents        -        -        -

  Cash and cash equivalents, beginning of year           -        -        -

  Cash and cash equivalents, end of year            $    -   $    -   $    -


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

      Xerox computes the allowance for potential losses on all contracts based upon historical experience and current trends. When the Company purchases the contracts from Xerox, the portion of Xerox' allowance allocable to the purchased contracts is deducted from the purchase price and recorded as Allowance for Losses by the Company. If more contracts are charged off than were forecast in the initial reserve calculation, Xerox reimburses the Company for the excess charge-offs.

Charge-Off of Delinquent Receivables

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

Fair Value of Financial Instruments

      Under SFAS No. 107 - "Disclosures about Fair Value of Financial Instruments," the Company is required to disclose the fair value of financial instruments. The fair value of cash and cash equivalents and commercial paper approximate carrying amounts due to the short maturities of these instruments. The fair value of investments, interest rate swaps, and notes payable are discussed in Notes 3, 4, and 5, respectively.


(15)

                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Reclassifications

      Certain prior year balances have been reclassified to conform with the current year presentation.


(2)   Discontinued Operations

      In 1990 the Company discontinued its third party financing and real estate businesses. A significant portion of the remaining $58 million portfolio represents passive lease receivables with long-duration contractual maturities and unique tax attributes. Accordingly, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.

      Through December 31, 1997, the Company received net cash proceeds of $2,570 million from the sale of discontinued business units, asset securitizations, asset sales, and run-off collection activities. Of the $2,570 million, $94 million, $31 million and $32 million were received in 1997, 1996 and 1995, respectively. The amounts received have been consistent with the Company's estimates in the disposal plan and were primarily used to reduce the Company's short-term indebtedness. Collections in 1998 are expected to be less than the Company received in 1997.

      The Company has consistently assigned debt, which is included in the notes payable lines of the Company's Balance Sheets, to discontinued operations based on the net assets of discontinued operations and debt to equity ratios in accordance with Company policy. This assigned debt is expected to be paid with the liquidation of the remaining asset portfolio of the discontinued operations.

      Summarized balance sheet information of discontinued operations for the years ended December 31, 1997 and 1996 follows:
                                                    (In Millions)
                                                   1997      1996

Gross finance receivables                         $   47    $  65
Unearned income                                      (21)     (23)
Other assets                                          32      110

Investment in discontinued operations, net        $   58    $ 152

Assigned short- and long-term debt                $   15    $  84


Contractual maturities of the gross finance receivables at December 31, 1997 follow (in millions):

     1998                    $  2
     1999                       2
     2000                       6
     2001                       -
     2002                       -
     2003 and thereafter       37

     Total                   $ 47


(16)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)   Investments

      Contracts receivable represent purchases of long-term trade accounts receivable from Xerox. These receivables arise from Xerox equipment being sold under installment sales and sales-type leases. Contract terms on these receivables range primarily from two to five years and are generally collateralized by a security interest in the underlying assets. The Company purchased receivables from Xerox totaling $2,185 million in 1997, $1,896 million in 1996, and $1,539 million in 1995. The Company was charged $9 million in 1997, $11 million in 1996 and $10 million in 1995 by Xerox for administrative costs associated with the contracts receivable purchased.

      Under SFAS No. 107 - "Disclosures about Fair Values of Financial Instruments," the Company is not required to determine the fair value of these receivables. Management believes that as of December 31, 1997 any revaluation of the contracts receivable would result in a fair value in excess of the carrying value of these receivables.

      The scheduled maturities of contracts receivable at December 31, 1997 are as follows (in millions):

     1998                    $1,829
     1999                     1,315
     2000                       908
     2001                       513
     2002                       208
     Thereafter                  23

     Total                   $4,796

Experience has shown that a portion of these contracts receivable will be prepaid prior to maturity. Accordingly, the preceding schedule of contractual maturities should not be considered a forecast of future cash collections.

      Included in the $56 million notes receivable balance from Xerox and affiliates are receivables from related parties payable on demand at various floating interest rates.






















(17)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(4)   Notes Payable

      A summary of notes payable at December 31, 1997 and 1996 follows:

                                                             (In Millions)
                                                           1997         1996

        Medium Term Notes due 1997                       $   -        $  347
        Floating Rate Notes due 1997                         -           530
        Medium Term Notes due 1998 (b,c,f)                  475          100
        Floating Rate Notes due 1998 (a)                    320          320
        10.00% Notes due 1999                               150          150
        6.50% Euro Medium Term Notes due 1999               150          150
        Medium Term Notes due 2000 (b,c)                     -           100
        Floating Rate Notes due 2000 (a)                     53           53
        5.40% Euro Medium Term Notes due 2000               148           -
        Medium Term Notes due 2001 (b)                      126          100
        2.875% Medium Term Notes due 2002 (d)               250           -
        Medium Term Notes due 2007 (b,e)                     25           -
        Medium Term Notes due 2011 (f)                       -           200
        Medium Term Notes due 2012 (b)                      225           -
        Floating Rate Notes due 2048 (g)                     60           61
        Other Notes due 1997 and 2000                         4           13

            Subtotal                                     $1,986       $2,124
            Less current maturities                        (795)        (886)

            Total Notes Payable after one year           $1,191       $1,238


(a) The notes carry interest rates which are based primarily on spreads above certain reference rates such as U.S. Treasury Bill, LIBOR and Federal Funds Rates.

(b) Medium Term Notes due in 1998, 2000 and 2001+ have weighted average interest rates of 8.54%, 6.78% and 7.17%, respectively.

(c) $100 million of Medium Term Notes due 2000 are expected to be called in 1998.

(d) $250 million of cash exchangeable equity-linked notes are exchangeable at a premium if Xerox stock price is at or higher than $101.06.

(e)   $25 million of Medium Term Notes due 2007 are first callable in 1999.

(f) $200 million of Medium Term Notes due 2011 are expected to be called in 1998.

(g) The notes mature August 15, 2048 and are repayable annually each August 15th at the option of the noteholders. The outstanding notes are classified as notes payable after one year since the Company has the ability to refinance them on a long-term basis, if required. The interest rate is indexed to rates on commercial paper placed for issuers whose commercial paper rating is "AA" or the equivalent as reported in Federal Reserve Statistical Release H.15 (519), which at year-end was 5.65 percent.



(18)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



      Principal payments on notes payable for the next five years are (in millions):

               1998                   $   795
               1999                       300
               2000                       201
               2001                       126
               2002 and Thereafter        564

               Total                  $ 1,986

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

      Interest payments on notes payable for 1997, 1996 and 1995 were $132 million, $146 million, and $142 million, respectively. Interest payments on commercial paper for 1997, 1996 and 1995 were $79 million, $68 million and $79 million, respectively. The weighted-average commercial paper interest rates for 1997, 1996 and 1995 were 5.6 percent, 5.5 percent and 5.9 percent, respectively.

      At December 31, 1997 and 1996, carrying values of notes payable were $1,986 million and $2,124 million, respectively. The fair values of the Company's notes payable at December 31, 1997 and 1996 were $1,995 million and $2,140 million, respectively, based on quoted market prices for the notes or other issues with similar features and maturity dates. The difference between the fair value and the carrying value represents the theoretical net amounts the Company would have paid or received if it had retired all notes payable at December 31, 1997 or 1996, respectively. The Company has no plans to retire its notes payable prior to their call or final maturity dates.

      The original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue.


(5)   Lines of Credit and Interest Rate Swaps

      At December 31, 1997, the Company and Xerox had joint access to a $7 billion revolving credit agreement with various banks, which expires in 2002. The agreement is also accessible by Xerox Capital (Europe) plc and Xerox Overseas Holdings PLC up to a limit of $4 billion. This agreement is unused and is available to back the issuance of commercial paper. At December 31, 1997, the Company had a total of $1,428 million of commercial paper outstanding. The average interest rate on commercial paper outstanding at December 31, 1997 was 5.85 percent.








(19)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

      The Company does not enter into swap transactions for trading or other speculative purposes. The Company's policies on the use of such derivative instruments prescribe an investment grade counterparty credit floor and at least quarterly monitoring of market risk on a counterparty-by-counterparty basis. We utilize numerous counterparties to ensure that there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Based upon its ongoing evaluation of the replacement cost of its derivatives transactions and counterparty creditworthiness, the Company considers the risk of credit default significantly affecting its financial position or results of operations to be remote. The Company's interest rate hedging activities are largely unaffected by changes in market conditions as swaps are typically held to maturity in order to lock in interest spreads on underlying transactions.

      The aggregate notional amounts of interest rate swaps outstanding at December 31, 1997 and 1996 are as follows:
                                                      (In Millions)
                                                  1997             1996

Pay fixed/receive variable                      $3,107           $2,666
Pay variable/receive variable                      173              828
Pay variable/receive fixed                       1,499              800

                                                $4,779           $4,294

Average interest payment rates                    6.01%            5.99%

These arrangements were entered into to ensure that, when taking into account the Company's debt portfolio described in Footnote 5, the Company was adequately match funded.

      At December 31, 1997 and 1996, the Company's swap agreements had aggregate net fair values of $(30) million and $(8) million, respectively. These values represent the estimated net amounts the Company would have paid if the agreements had been terminated as of December 31, 1997 and 1996, respectively. The fair values for interest rate swap agreements were calculated by the Company based on market conditions at the respective year-ends and supplemented with quotes from banks. The Company has no present plans to terminate any of these agreements prior to their scheduled maturities.

      The maturities of the Company's swaps outstanding as of December 31, 1997 are: 1998 - $1,055 million, 1999 - $200 million, 2000 - $570 million,
2001 - $967, 2002 and thereafter - $1,987 million.




(20)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (6)   Income Taxes

      Income taxes are provided at statutory rates based on income before income taxes exclusive of the amortization of investment tax credits and earnings not subject to Federal taxation. Substantially all of the Company's operations are included in Xerox' consolidated income tax returns. In connection with these consolidated returns, the Company paid Xerox $54 million, $69 million, and $48 million in 1997, 1996 and 1995, respectively. The Company paid less than $1 million in each of 1997 and 1996 to taxing authorities for Company operations and received a net of $3 million in 1995 from taxing authorities for Company operations not included in Xerox' consolidated tax returns.

      The components of income before income taxes and the provision for income taxes are as follows:
                                                         (In Millions)
                                                    1997      1996      1995

Income before income taxes:                       $  123    $  123    $  119

Federal income taxes
    Current                                       $   43    $   43    $   42
    Deferred                                           -         -         -

State income taxes
    Current                                            7         7         6
    Deferred                                           -         -         -

        Total provision for income taxes          $   50    $   50    $   48


     A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:
                                                    1997      1996      1995

U.S. Federal statutory rate                         35.0%     35.0%     35.0%
State income taxes, net of Federal
    income tax benefit                               5.7       5.7       5.3

Effective tax rate                                  40.7%     40.7%     40.3%


      The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 1997 follows:

                                                     (In Millions)
                                                   1997          1996
Tax effect of future tax deductions:
     Discontinued real estate tax benefit
     and other                                   $    3        $    3

Tax effect on future taxable income:
     Discontinued leverage leases and other         (23)          (34)

        Total deferred taxes, net                $  (20)       $  (31)


      The Company believes it is more likely than not that the deferred tax assets will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.

(21)

                         XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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


(8)   Quarterly Results of Operations (Unaudited)

      A summary of interim financial information follows:

                                                 (In Millions)
                                 First    Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter   Total


1997

Earned income                   $   88   $   90    $   85    $   88    $  351

Interest expense                    53       55        54        55       217

Operating and administrative
    expenses                         3        3         2         3        11

Income before income taxes          32       32        29        30       123

Income taxes                        13       13        12        12        50

Net income                      $   19   $   19    $   17    $   18    $   73



1996

Earned income                   $   88   $   85    $   83    $   84    $  340

Interest expense                    52       51        49        52       204

Operating and administrative
    expenses                         4        3         3         3        13

Income before income taxes          32       31        31        29       123

Income taxes                        13       13        13        11        50

Net income                      $   19   $   18    $   18    $   18   $    73










(22)

                                                           SCHEDULE II
                             XEROX CREDIT CORPORATION
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1997, 1996 and 1995
                                  (In Millions)

                                    Additions

                      Balance   Charged   Retained               Balance
                        at        to         at                    at
                      Beginning  Costs      Time                   End
                        of        and        of                    of
                      Period    Expenses  Purchase   Deductions  Period
                                             (A)         (B)


        1997

Allowance for losses-
 continuing operations $ 123    $    -     $  60     $   52      $ 131


        1996

Allowance for losses-
 continuing operations $ 127    $    -     $  33     $   37      $ 123


        1995

Allowance for losses-
 continuing operations $ 129    $    -     $  49     $   51      $ 127


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




















(23)

                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1997

                              Index of Exhibits

Document

(3)   (a)   Articles of Incorporation of Registrant filed with the
            Secretary of State of Delaware on June 23, 1980.

            Incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-71503.

      (b)   By-Laws of Registrant, as amended through September 1, 1992.

            Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1997.

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

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-27525 and to Exhibit 4(a)(2) to Registration Statement No. 33-31367.

      (c) Indenture dated as of May 1, 1994, between Registrant and State Street Bank and Trust Company (formerly The First
            National Bank of Boston) relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement No. 33-53533 and to Exhibits 4 (a)(1) and 4 (a)(2) to Registrant's Registration Statement No. 33-43470.


      (d) Indenture dated as of October 2, 1995 between Registrant and State Street Bank and Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement Nos. 33-61481 and 333-29677.

(24)

                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1997

                        Index of Exhibits (continued)

Document


      (e) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish the Commission a copy of each such instrument upon request.

(10)  (a)  Amended and Restated Operating Agreement originally made and entered into as of November 1, 1980, amended and restated as of December 31, 1992 between Registrant and Xerox.

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

           See Page 26 of this Report on Form 10-K.

      (b)  Computation of Xerox' Ratio of Earnings to Fixed Charges.

           See Page 27 of this Report on Form 10-K.

(23)       Consent of KPMG Peat Marwick LLP.

           See Page 28 of this Report on Form 10-K.


(27)       Financial Data Schedule (Electronic Form Only)














(25)