Form 10-Q
period 1998-03-31
XEROX CREDIT CORP
filed 1998-05-12
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 1998
                                      OR
(   )     Transition Report Pursuant to Section 13 or 15(d) of the
Securities
          Exchange Act of 1934
          For the transition period from :                 to

Commission file number:  1-8133
                           XEROX CREDIT CORPORATION
            (Exact name of Registrant as specified in its charter)
Delaware                                                           06-
1024525
(State or other jurisdiction of                              (I.R.S.
Employer
incorporation or organization)                            Identification
No.)

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

   Class                                  Outstanding as of April 30, 1998
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                                      THIS DOCUMENT CONSISTS OF 14 PAGES



(1)
To the extent that this Form 10-Q Report contains forward-looking statements and information relating to the Registrant, such statements are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate," "believe," "estimate," "expect," "intends", "will" and similar expressions, as they relate to the Registrant or the Registrant's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Registrant does not intend to update these forward-looking statements.








































(2)
PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)

                                                           Three Months
Ended
                                                                 March 31,
                                                              1998     1997



Earned income:
   Contracts receivable                                     $   94   $   88
Expenses:
   Interest                                                     59       53
   Operating and administrative                                  3       _3

      Total expenses                                            62       56

Income before income taxes                                      32       32

Provision for income taxes                                      13       13


Net income                                                  $   19   $   19


See accompanying notes.






















(3)
                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)
                                     ASSETS
                                                      March 31,  December
31,
                                                          1998          1997
                                                      (UNAUDITED)


Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 5,001         4,796
    Notes receivable - Xerox and affiliates                 56            56
    Unearned income                                       (656)
(623)
    Allowance for losses                                 _(116)
(131)
        Total investments                                4,285         4,098

Net assets of discontinued operations                       54            58
Deferred income taxes and other assets                       1             2

        Total assets                                   $ 4,340       $ 4,158


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,562      $  1,428
      Current portion of notes payable after one year      870           795
      Notes Payable - Xerox and affiliates                  66           161
    Notes payable after one year                         1,216         1,191
    Due to Xerox Corporation, net                           34            21
    Accounts payable and accrued liabilities                44            34
    Deferred income taxes                                ___21         ___20

        Total liabilities                                3,813         3,650

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      285           266

        Total shareholder's equity                         527           508

        Total liabilities and shareholder's equity     $ 4,340       $ 4,158




See accompanying notes.


(4)
                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                           Three Months
Ended
                                                                March 31,
                                                             1998      1997
Cash Flows from Operating Activities
  Net income                                               $   19    $   19
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Net change in operating assets and liabilities            (70)       12

Net cash (used in) provided by operating activities           (51)       31

Cash Flows from Investing Activities
  Purchases of investments                                   (656)     (513)
  Proceeds from investments                                   469       423
  Net collections from discontinued operations              _   4     _  27

Net cash used in investing activities                       _(183)    _ (63)

Cash Flows from Financing Activities
  Change in commercial paper, net                             134       213
  Proceeds from long-term debt                                100       100
  Principal payments on long-term debt                          -      (265)
  Dividends                                                 _   -       (16)

Net cash provided by financing activities                   _ 234     _  32


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -




See accompanying notes.











(5)
                           XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(1) The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Credit Corporation (the "Company") in accordance with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the operating results for the interim periods presented have been made. Certain prior year balances have been reclassified to conform to the current year presentation.

(2) During the first three months of 1998, the Company did not redeem any term debt.

(3) During the first three months of 1998, the Company sold at various dates a total of $100 million of fixed- and adjustable-rate notes which mature at various dates in 2008, 2013 and 2018 and are first callable in 2000.
      The interest rates on all of these notes have been swapped into LIBOR-based rates.

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

(5) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the Company, comprehensive income is the same as net income.











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

     Earned income from contracts and notes receivable was $94 million and $88 million for the first three months of 1998 and 1997, respectively. The increase was primarily due to a larger average portfolio of contracts receivable in 1998 than in 1997. This increase was partially offset by a $1 million decrease in income earned on intercompany receivables.

     Interest expense increased to $59 million in the first quarter of 1998 from $53 million in the same period in 1997. The increase is due to a larger average portfolio of contracts receivable which was slightly offset by a lower average interest rate and lower discontinued operations net assets (see page 7).

     Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium term notes into fixed interest rates for specified maturities. This practice is employed because it effectively "locks in" a spread and eliminates the risk of shrinking interest margins in a rising interest rate environment. Conversely, this practice effectively eliminates the opportunity to increase margins when interest rates are declining. The Company intends to continue to match its contracts receivable and indebtedness to ensure an adequate spread between interest income and interest expense.

     Operating and administrative expenses were $3 million for the first quarter of 1998 and 1997. These expenses are incurred to administer the contracts receivable purchased from Xerox.

     The effective income tax rate for the first three months of 1998 and 1997 was 40.6 percent.
                           Discontinued Operations

     Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the third party financing and real estate businesses. Through March 31, 1998, the Company has received net cash proceeds of $2,574 million from the sale of discontinued business units, asset securitizations, asset sales, and run-off collection activities. The amounts received have been consistent with the Company's estimates in its disposal plan and were primarily used to reduce the Company's indebtedness.



(7)
     During the first quarter of 1998, the Company reduced its net assets of discontinued operations by $4 million, primarily through contractual maturities and cash sales.

     A significant portion of the remaining $54 million portfolio represents passive lease receivables with long-duration contractual maturities and unique tax attributes. Accordingly, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

     Net cash used in operating activities was $51 million in the first three months of 1998 compared to $31 million provided by operating activities during the same period in 1997. The change was primarily due to decreased intercompany balances in the first quarter of 1998.

     Net cash used in investing activities was $183 million in the first three months of 1998 compared to $63 million in the first three months of 1997. The increase was the result of more contracts receivable purchased in 1998 than in 1997 offset partially by higher collections due to growth in the contracts receivable base. Lower cash collections resulting from the sale of discontinued assets and the fact that some of the discontinued assets reached their contractual maturities also contributed to the increase in 1998.

     Net cash provided by financing activities was $234 million during the first three months of 1998 compared to $32 million provided by financing activities during the same period in 1997. The increase resulted primarily from the fact that no principal payments were required to be made with respect to long-term debt and no dividends were paid in the first quarter of 1998 as compared to the first quarter of 1997.

     At March 31, 1998, the Company had registered domestic shelf capacity of $1,775 million. In addition, a $2 billion Euro-debt facility is available to the Company, Xerox, Xerox Capital (Europe) plc, and Xerox Overseas Holdings Limited, of which $1,193 million was unused at March 31, 1998.

     The Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital (Europe) plc and Xerox Overseas Holdings Limited. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain LIBOR reference rates.







(8)
     The Company believes that cash provided by continuing operations, funding available through its commercial paper program supported by its committed credit facility, and its readily available access to the capital markets are more than sufficient to enable the Company to meet its liquidity needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 1998 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

     The Company is exposed to market risk from changes in interest rates that could affect results of operations and financial condition. To assist in managing its interest rate exposure and match funding its principal assets, the Company routinely enters into certain financial instruments, primarily interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable rate payments in return. Additionally, in order to manage its outstanding commercial paper, the Company opportunistically issues variable- and fixed-rate medium term notes which are swapped to attractive LIBOR-based rates. The Company does not enter into derivative instrument transactions for trading purposes and employs long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

     During the first three months of 1998, the Company entered into interest rate swap agreements which effectively converted $432 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2003 and resulted in a weighted average interest rate of 5.71 percent. The Company also entered into interest rate swap agreements during the first quarter of 1998 which effectively converted $100 million of fixed- and adjustable-rate debt into variable-rate debt indexed to LIBOR rates. These agreements mature in 2008, 2013 and 2018, and all are cancelable by the respective counterparties on interest payment dates beginning in 2000. Cancellation dates within the swap agreements conform to exercise dates of call options embedded in the Company's fixed- and adjustable-rate debt.

     The Company's interest rate hedging is typically unaffected by changes in market conditions as swaps are normally held to maturity consistent with the Company's objective to lock in interest rate spreads on the underlying transactions.

     As of March 31, 1998, the debt-to-equity ratio was 7.0 to 1, consistent with the Company's guideline for this ratio.










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

                             May 12, 1998







































(11)