Form 10-Q
period 1998-06-30
XEROX CREDIT CORP
filed 1998-08-13
CIK 351936

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 1998
                                      OR
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

   Class                                       Outstanding as of July 31, 1998
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












































                                     (2)

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           XEROX CREDIT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                (In Millions)


                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          1998     1997        1998     1997
Earned income:
  Contracts and notes receivable         $  96    $  90       $ 190    $ 178

Expenses:
  Interest                                  58       55         117      108
  Operating and administrative               2        3           5        6
    Total expenses                          60       58         122      114

Income before income taxes                  36       32          68       64

Provision for income taxes                  15       13          28       26

Net income                               $  21    $  19       $  40    $  38


See accompanying notes.





























                                     (3)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Millions)


                                                       June 30,  December 31,
                                                          1998          1997
                                                      (Unaudited)
                                    ASSETS
Cash and cash equivalents                              $     -       $     -

Investments:
  Contracts receivable                                   5,169         4,796
  Notes receivable - Xerox and affiliates                   56            56
  Unearned income                                         (668)         (623)
  Allowance for losses                                    (118)         (131)
    Total investments                                    4,439         4,098

Net assets of discontinued operations                       47            58
Deferred income taxes and other assets                       1             2

      Total assets                                     $ 4,487       $ 4,158


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Notes payable within one year:
    Commercial paper                                   $ 1,569       $ 1,428
    Current portion of notes payable after one year        750           795
    Notes Payable - Xerox and affiliates                   542           161
  Notes payable after one year                           1,001         1,191
  Due to Xerox Corporation, net                             24            21
  Accounts payable and accrued liabilities                  31            34
  Deferred income taxes                                     22            20
      Total liabilities                                  3,939         3,650

Shareholder's Equity:
  Common stock, no par value, 2,000 shares
   authorized, issued, and outstanding                      23            23
  Additional paid-in capital                               219           219
  Retained earnings                                        306           266
    Total shareholder's equity                             548           508

      Total liabilities and shareholder's equity       $ 4,487       $ 4,158


See accompanying notes.











                                     (4)

                           XEROX CREDIT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In Millions)


                                                             Six Months Ended
                                                                 June 30,
                                                              1998      1997
Cash Flows from Operating Activities
  Net income                                               $    40   $    38
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Net change in operating assets and liabilities               3        (5)
      Net cash provided by operating activities                 43        33

Cash Flows from Investing Activities
  Purchases of investments                                  (1,268)     (973)
  Proceeds from investments                                    927       835
  Net collections from discontinued operations                  11        42
      Net cash used in investing activities                   (330)      (96)

Cash Flows from Financing Activities
  Change in commercial paper, net                              141       618
  Change in notes with Xerox and affiliates, net               381        (6)
  Proceeds from long-term debt                                 335       200
  Principal payments on long-term debt                        (570)     (715)
  Dividends                                                      -       (34)
      Net cash provided by financing activities                287        63

Increase in cash and cash equivalents                            -         -

Cash and cash equivalents, beginning of period                   -         -

Cash and cash equivalents, end of period                   $     -   $     -


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

(2) During the first six months of 1998, the Company redeemed the following term debt (in millions):

  7.125% notes                         $100
  15.00% notes                           50
  Variable rate notes                   320
    Total debt redeemed at maturity     470
  Redeemed prior to maturity            100
      Total debt redeemed              $570

(3) During the first six months of 1998, the Company sold at various dates a total of $110 million of fixed and adjustable-rate notes which mature at various dates in 2008, 2013, and 2018, and are first callable in 2000. The company also sold $225 million of fixed rate notes which mature in 2000. The interest rates on all of these notes have been swapped into LIBOR-based rates.

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

                           XEROX CREDIT CORPORATION

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

Earned income from contracts and notes receivable was $96 million and $90 million for the second quarter of 1998 and 1997, respectively, and $190 million and $178 million for the first six months of 1998 and 1997, respectively. The increase was due to a higher average portfolio of contracts receivable in 1998 than in 1997, which was partially offset by a lower average interest rate.

Interest expense was $58 million and $55 million for the second quarter of 1998 and 1997, respectively, and $117 million and $108 million for the first six months of 1998 and 1997, respectively. The increase was primarily due to the increase in debt related to the larger average portfolio of contracts receivable in 1998, which was partially offset by a decrease in the cost of funds.

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

Operating and administrative expenses were $2 million and $3 million for the second quarter of 1998 and 1997, respectively, and $5 million and $6 million for the first six months of 1998 and 1997, respectively. These expenses are incurred to administer the contracts receivable purchased from Xerox. The reduction from the 1997 level primarily represents productivity measures that have occurred during 1998.

The effective income tax rate was 41.2 percent and 40.6 percent for the first six months of 1998 and 1997, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect this Statement to have a material impact on our consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999. We will adopt this accounting standard beginning January 1, 2000.
                                     (7)

                           Discontinued Operations

Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the third party financing and real estate businesses. Through June 30, 1998, the Company has received net cash proceeds of $2,581 million from the sale of discontinued business units, asset securitizations, asset sales, and run-off collection activities. The amounts received have been consistent with the Company's estimates in its disposal plan and were primarily used to reduce the Company's indebtedness.

During the first six months of 1998 and 1997, the Company reduced net assets of discontinued operations by $11 million and $42 million, respectively, primarily through contractual maturities and cash sales.

A significant portion of the remaining $47 million portfolio represents passive lease receivables with long-duration contractual maturities and unique tax attributes. Accordingly, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.

CAPITAL RESOURCES AND LIQUIDITY

The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

Net cash provided by operating activities was $43 million and $33 million in the first six months of 1998 and 1997, respectively. The growth in 1998 resulted from higher net income and the timing of 1997 interest payments.

Net cash used in investing activities was $330 million and $96 million during the first six months of 1998 and 1997, respectively. The increase was the result of more contracts receivable purchased in 1998 than in 1997. Cash collections related to discontinued assets were lower as the asset base continued to decline due to sales and contractual maturities.

Net cash provided by financing activities was $287 million and $63 million in the first six months of 1998 and 1997, respectively. The increase was largely a result of lower principal repayments and term debt issuance in 1998. Also contributing to the increase was the absence of dividend payments to Xerox during the first six months of 1998 because of the Company's need to preserve capital to support its accelerated growth.

At June 30, 1998, the Company had registered domestic shelf capacity of $1,540 million. In addition, a $2 billion Euro-debt facility is available to the Company, Xerox, Xerox Capital (Europe) plc, and Xerox Overseas Holdings Limited, of which $993 million was unused at June 30, 1998.

The Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks, which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital (Europe) plc and Xerox Overseas Holdings Limited. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain LIBOR reference rates.





                                     (8)

The Company believes that cash provided by continuing operations, funding available through its commercial paper program supported by its committed credit facility, and its readily available access to the capital markets are more than sufficient to enable the Company to meet its liquidity needs. New borrowing associated with the financing of customer purchases of Xerox equipment is expected to continue during the remainder of 1998 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

The Company is exposed to market risk from changes in interest rates that could affect results of operations and financial condition. To assist in managing its interest rate exposure and match funding its principal assets, the Company routinely enters into certain financial instruments, primarily interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable rate payments in return. Additionally, in order to manage its outstanding commercial paper, the Company opportunistically issues variable and fixed-rate medium term notes which are swapped to attractive LIBOR-based rates. The Company does not enter into derivative instrument transactions for trading purposes and employs long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

During the first six months of 1998, the Company entered into interest rate swap agreements that effectively convert $840 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2003 and result in a weighted average interest rate of 5.78 percent. The Company also entered into interest rate swap agreements during the first half of 1998 that effectively convert $335 million of fixed and adjustable-rate debt into variable-rate debt indexed to LIBOR rates. Of these, $225 million mature in 2000 and $110 million mature on various dates beginning in 2008 and ending in 2018. Each of the swaps that is scheduled to mature beyond 2000 is cancelable by the counterparty on interest payment dates beginning in 2000. Cancellation dates within the swap agreements conform to exercise dates of call options embedded in the Company's fixed and adjustable-rate debt.

The Company's interest rate hedging is typically unaffected by changes in market conditions as swaps are normally held to maturity consistent with the Company's objective to lock in interest rate spreads on the underlying transactions.

As of June 30, 1998, the debt-to-equity ratio was approximately 7.0 to 1, consistent with the Company's guideline. Under the terms of the Amended and Restated Operating Agreement, Xerox has the option, but no obligation, to transfer additional funds to the Company in order to maintain such ratio at the guideline level. No such transfers were made during the period covered by this Report.











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

          (a)   Exhibits

                Exhibit 3  (a) Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980.

                               Incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-71503.

                           (b) By-Laws of Registrant, as amended through
                               September 1, 1992.

                               Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report for the Quarter ended March 31, 1997.

                Exhibit 10 (a) Amended and Restated Operating Agreement
                               originally made and entered into as of November 1, 1980, amended and restated as of June 30, 1998 between Registrant and Xerox.

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



                                       XEROX CREDIT CORPORATION



August 13, 1998                        BY: /s/  George R. Roth

                                       George R. Roth
                                       Vice President, Treasurer and
                                       Chief Financial Officer








































                                     (11)