Form 10-Q
period 1998-09-30
XEROX CREDIT CORP
filed 1998-11-10
CIK 351936

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 1998
                                      OR
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

   Class                                    Outstanding as of October 31, 1998
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














































                                      (2)

                       XEROX CREDIT CORPORATION
                               Form 10-Q
                          September 30, 1998

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         4

      Consolidated Balance Sheets                               5

      Consolidated Statements of Cash Flows                     6

      Notes to Consolidated Financial Statements                7

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Continuing Operations                                     8

      Discontinued Operations                                   9

      Capital Resources and Liquidity                           9


Part II - Other Information

   Item 1. Legal Proceedings                                   11

   Item 6. Exhibits and Reports on Form 8-K                    11

Signature                                                      12

Exhibits

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Credit Corporation)                                         13

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Corporation)                                                14

Financial Data Schedule           (filed in electronic form only)














                                      (3)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           XEROX CREDIT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                (In Millions)


                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                          1998     1997        1998     1997
Earned income:
  Contracts and notes receivable         $  97    $  85       $ 287    $ 263

Expenses:
  Interest                                  61       54         178      162
  Operating and administrative               3        2           8        8
    Total expenses                          64       56         186      170

Income before income taxes                  33       29         101       93

Provision for income taxes                  13       12          41       38

Net income                               $  20    $  17       $  60    $  55


See accompanying notes.






























                                      (4)

                           XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Millions)


                                                  September 30,  December 31,
                                                          1998          1997
                                                      (Unaudited)
                                    ASSETS
Cash and cash equivalents                              $     -       $     -

Investments:
  Contracts receivable                                   5,366         4,796
  Notes receivable - Xerox and affiliates                   56            56
  Unearned income                                         (665)         (623)
  Allowance for losses                                    (122)         (131)
    Total investments                                    4,635         4,098

Net assets of discontinued operations                       41            58
Other assets                                                 1             2

      Total assets                                     $ 4,677       $ 4,158


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Notes payable within one year:
    Commercial paper                                   $ 1,525       $ 1,428
    Current portion of notes payable after one year        700           795
    Notes payable - Xerox and affiliates                   550           161
  Notes payable after one year                           1,251         1,191
  Due to Xerox Corporation, net                             26            21
  Accounts payable and accrued liabilities                  34            34
  Deferred income taxes                                     23            20
      Total liabilities                                  4,109         3,650

Shareholder's Equity:
  Common stock, no par value, 2,000 shares
   authorized, issued, and outstanding                      23            23
  Additional paid-in capital                               219           219
  Retained earnings                                        326           266
    Total shareholder's equity                             568           508

      Total liabilities and shareholder's equity       $ 4,677       $ 4,158


See accompanying notes.












                                      (5)

                           XEROX CREDIT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In Millions)


                                                             Nine Months Ended
                                                               September 30,
                                                              1998      1997
Cash Flows from Operating Activities
  Net income                                                $   60    $   55
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Net change in operating assets and liabilities               9        32
      Net cash provided by operating activities                 69        87

Cash Flows from Investing Activities
  Purchases of investments                                  (1,902)   (1,462)
  Proceeds from investments                                  1,365     1,274
  Net collections from discontinued operations                  17        61
      Net cash used in investing activities                   (520)     (127)

Cash Flows from Financing Activities
  Change in commercial paper, net                               97       320
  Change in notes with Xerox and affiliates, net               389       (21)
  Proceeds from long-term debt                                 635       648
  Principal payments on long-term debt                        (670)     (866)
  Dividends                                                      -       (41)
      Net cash provided by financing activities                451        40

Increase in cash and cash equivalents                            -         -

Cash and cash equivalents, beginning of period                   -         -

Cash and cash equivalents, end of period                    $    -    $    -


See accompanying notes.





















                                      (6)

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

(2) During the first nine months of 1998, the Company redeemed the following term debt (in millions):

  7.125% notes                         $100
  15.00% notes                           50
  Variable rate notes                   320
    Total debt redeemed at maturity     470
  Redeemed prior to maturity            200
      Total debt redeemed              $670

(3) During the first nine months of 1998, the Company sold at various dates a total of $110 million of fixed and adjustable-rate notes which mature at various dates in 2008, 2013, and 2018, and are first callable in 2000. The company also sold $225 million of fixed rate notes which mature in 2000. The interest rates on all of these notes have been swapped into LIBOR-based rates.

In addition, the Company sold $300 million of Libor-based notes which mature in 1999.

(4) The terms of a Support Agreement with Xerox provide that the Company will receive income maintenance payments from Xerox, to the extent necessary, so that the Company's earnings shall not be less than 1.25 times its fixed charges. For purposes of this calculation, both earnings and fixed charges are as defined in Section 1404 (formerly Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that Xerox retain 100 percent ownership of the Company's voting capital stock.

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









                                      (7)

                           XEROX CREDIT CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS
                             Continuing Operations

Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. These receivables arise primarily from Xerox equipment sold under installment sales and sales-type leases.

Earned income from contracts and notes receivable was $97 million and $85 million for the third quarter of 1998 and 1997, respectively, and $287 million and $263 million for the first nine months of 1998 and 1997, respectively.
The increase was due to a higher average portfolio of contracts receivable in 1998 than in 1997, which was partially offset by a lower average interest rate.

Interest expense was $61 million and $54 million for the third quarter of 1998 and 1997, respectively, and $178 million and $162 million for the first nine months of 1998 and 1997, respectively. The increase was primarily due to the increase in debt related to the larger average portfolio of contracts receivable in 1998, which was partially offset by a decrease in the cost of funds.

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

Operating and administrative expenses were $8 million for the first nine months of both 1998 and 1997. These expenses include billing, collection and other administrative costs related to the administration of the contracts receivable purchased from Xerox.

The effective income tax rate was 40.5 percent and 40.9 percent for the first nine months of 1998 and 1997, respectively.

The Year 2000 problem is the result of computer programs written in two digits, rather than four, to define the applicable year. As a result, many information systems are unable to properly recognize and process date-sensitive information beyond December 31, 1999. The Company has no Information Technology or Non-Information Technology systems of its own which might require remediation. The Company contracts with Xerox to provide billing and collection services for all of the receivables that it purchases from Xerox. In addition, the Company's business is significantly dependent on the
continuing ability of Xerox to sell and lease products to customers.   As with
all major companies, certain of the information systems and products of Xerox require remediation over the next year in order to render these systems Year 2000 compliant. For detailed information regarding Xerox' Year 2000 readiness, reference is made to the Form 10-Q of Xerox for the fiscal quarter

                                      (8)
ended September 30, 1998 as filed with the Securities and Exchange Commission. The Company has no independent readiness or contingency plans and does not intend to create any. If Xerox' remediation plans or replacements are not completed in a timely manner, the Year 2000 problem could potentially have a material adverse impact on the Company's operations. Possible worst case consequences could include: an interruption in our ability to bill and apply collections on the accounts receivable owned by the Company; an interruption in our ability to meet our cash requirement needs; and a significant reduction in the amount of accounts receivable purchased from Xerox causing a reduction in the Company's income.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and
whether it qualifies for hedge accounting.   The Company's interest rate swap
contracts hedge cash flow exposures. The accounting for such cash flow hedges under SFAS No. 133 will require the Company to record adjustments to other comprehensive income, including an adjustment at transition. The Company does not expect the implementation of this Statement to have a material effect on its results of operations or financial condition, although shareholders' equity volitility will increase. This Statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt this accounting standard beginning January 1, 2000.

                           Discontinued Operations

Since their discontinuance in 1990, the Company has made substantial progress in disengaging from the third party financing and real estate businesses. Through September 30, 1998, the Company has received net cash proceeds of $2,588 million from the sale of discontinued business units, asset securitizations, asset sales, and run-off collection activities. The amounts received have been consistent with the Company's estimates in its disposal plan and were primarily used to reduce the Company's indebtedness.

During the first nine months of 1998 and 1997, the Company reduced net assets of discontinued operations by $17 million and $61 million, respectively, primarily through contractual maturities and cash sales.

The remaining $41 million portfolio represents passive lease receivables with long-duration contractual maturities and unique tax attributes as well as other third party financing investments. Accordingly, the Company expects that the wind-down of the portfolio will continue to be a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.

CAPITAL RESOURCES AND LIQUIDITY

The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

Net cash provided by operating activities was $69 million and $87 million in the first nine months of 1998 and 1997, respectively. The decline in 1998 resulted from an increase in intercompany settlements partially offset by higher net income.

Net cash used in investing activities was $520 million and $127 million during the first nine months of 1998 and 1997, respectively. The increase was the

                                      (9)
result of more contracts receivable purchased in 1998 than in 1997. The net proceeds from contracts grew at a slower rate than the growth in purchases of contracts primarily due to an increase in the length of the average contract originated in 1998 versus the prior year. Cash collections related to discontinued assets were lower as the asset base continued to decline due to sales and contractual maturities.

Net cash provided by financing activities was $451 million and $40 million in the first nine months of 1998 and 1997, respectively. The increase was largely a result of lower principal repayments. Higher amounts of notes payable to Xerox and affiliates more then offset lower cash provided by commercial paper borrowings. Also contributing to the increase was the absence of dividend payments to Xerox during the first nine months of 1998 given the Company's need for equity capital to support its accelerated growth.

At September 30, 1998, the Company had registered domestic shelf capacity of $1,240 million. In addition, a $2 billion Euro-debt facility is available to the Company, Xerox and Xerox Capital (Europe) plc ("Xerox Capital"), of which $993 million was unused at September 30, 1998.

The Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks, which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain LIBOR reference rates.

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

The Company is exposed to market risk from changes in interest rates that could affect results of operations and financial condition. To assist in managing its interest rate exposure and match funding its principal assets, the Company routinely uses certain financial instruments, primarily interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable rate payments in return. Additionally, in order to manage its outstanding commercial paper, the Company opportunistically issues variable and fixed-rate medium term notes, which are swapped to attractive LIBOR-based rates. The Company does not enter into derivative instrument transactions for trading purposes and employs long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited match funding and liquidity objectives.

During the first nine months of 1998, the Company entered into interest rate swap agreements that effectively convert $1,276 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2003 and result in a weighted average interest rate of 5.72 percent. The Company also entered into interest rate swap agreements during the first nine months of 1998 that effectively convert $335 million of fixed and adjustable-rate debt into variable-rate debt indexed to LIBOR rates. Of these, $225 million mature in 2000 and $110 million mature on various dates beginning in 2008 and ending in 2018. Each of the swaps that are scheduled to mature beyond 2000 is cancelable by the counterparty on interest payment dates beginning in 2000. Cancellation dates within the swap agreements conform to exercise dates of call options embedded in the Company's fixed and adjustable-rate debt.

                                      (10)

The Company's interest rate hedging is typically unaffected by changes in market conditions as variable- to fixed- rate swaps are normally held to maturity consistent with the Company's objective to lock in interest rate spreads on the underlying transactions.

As of September 30, 1998, the debt-to-equity ratio approximated 7.0 to 1. Under the terms of the Amended and Restated Operating Agreement, Xerox has the option, but no obligation, to transfer additional funds to the Company in order to maintain such ratio at a specific level. No such transfers were made during the periods covered by this report.


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











                                      (11)

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       XEROX CREDIT CORPORATION



November 10, 1998                      BY: /s/  George R. Roth

                                       George R. Roth
                                       Vice President, Treasurer and
                                       Chief Financial Officer









































                                      (12)