Form 10-K
period 1998-12-31
XEROX CREDIT CORP
filed 1999-03-24
CIK 351936

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended:  December 31, 1998
                                      OR
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

   Class                                  Outstanding as of February 26, 1999
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                      THIS DOCUMENT CONSISTS OF 27 PAGES



(1)





To the extent that this Form 10-K Report contains forward-looking statements and information relating to the Registrant, such statements are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Registrant or the Registrant's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Registrant does not intend to update these forward-looking statements.


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

      Xerox is The Document Company and a leader in the global document market, providing document solutions that enhance business productivity. Xerox' Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. Xerox document processing products are principally sold directly to customers by Xerox' worldwide sales force of approximately 13,000 employees and through a network of independent agents, dealers, retail chains, value-added resellers and systems integrators. In addition, Xerox has arrangements with U.S. retail marketing channels to market low-end products not generally suited for distribution through the Xerox direct sales force. The financing of Xerox equipment is generally carried out by the Company in the United States and internationally by foreign financing subsidiaries and divisions in most countries where Xerox operates.




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

ITEM 4.     Submission of Matters to a Vote of Security Holders

      Not Required.

                                   PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      Because the Company is a wholly-owned subsidiary, there is no market for its common shares. Dividends declared during the five years ended December 31 were as follows (in millions):
      1994 - $88; 1995 - $149; 1996 - $97; 1997 - $41; and 1998 - None.

ITEM 6.     Selected Financial Data

      Not Required.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sold equipment. These receivables arise primarily from Xerox equipment being sold under installment sales and sales-type leases, including any residual income related to such leases. In 1998, the Company purchased receivables from Xerox totaling $2,745 million compared to $2,138 and $1,896 million in 1997 and 1996, respectively. The increase in receivables purchases was due to increased equipment sales in the United States. Earned income from contracts receivable increased in 1998 to $388 million from $351 million in 1997 and $340 million in 1996. The increase was primarily due to a larger average portfolio of contracts receivable in 1998 than in prior years, reflecting accelerated growth of Xerox' equipment sales in the United States and slightly longer average contract terms, which are partially offset by a lower average interest rate.

      Interest expense was $240 million in 1998 compared to $217 million in 1997 and $204 million in 1996. The increases were primarily due to larger average portfolios of contracts receivable, partially offset by a decrease in the cost of debt and debt reduction from the proceeds of discontinued operations' portfolio runoff and asset sales.

      Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping

(3)



variable-rate commercial paper and medium-term notes into fixed-rate interest obligations for specified maturities. This practice is employed because it effectively "locks in" a spread and eliminates the risk of shrinking interest margins in a rising interest rate environment. Conversely, this practice effectively eliminates the opportunity to realize higher margins when interest rates are declining. The Company intends to continue to match its contracts receivable and indebtedness to ensure an adequate spread between interest income and interest expense.

      Operating and administrative expenses were $11 million in 1998 and 1997 compared to $13 million in 1996. These expenses include billing, collection and other administrative costs related to the administration of the contracts receivable purchased from Xerox. The decrease was attributable to improvements in 1997 in Xerox' systems processing and in other Xerox productivity measures that were passed through to the Company.

      The effective income tax rate was 40.2 percent in 1998 and 40.7 percent in 1997 and 1996.

      The Year 2000 problem is the result of computer programs written in two digits, rather than four, to define the applicable year. As a result, many information systems are unable to properly recognize and process date-sensitive information beyond December 31, 1999. The Company has no Information Technology or Non-Information Technology systems of its own which might require remediation. The Company contracts with Xerox to provide billing and collection services for all of the receivables that it purchases from Xerox. In addition, the Company's business significantly depends on the continuing
ability of Xerox to sell and lease products to customers.   As with all major
companies, certain of Xerox' information systems and products require remediation in order to render the systems Year 2000 compliant. For detailed information regarding Xerox' Year 2000 readiness, reference should be made to the Form 10-K of Xerox for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission. The Company has no independent readiness or contingency plans and does not intend to create any. If Xerox' remediation plans are not completed in a timely manner, the Year 2000 problem could potentially have a material adverse impact on the Company's operations. Possible worst case consequences could include: an interruption in our ability to bill and apply collections on the contracts receivable owned by the Company; an interruption in our ability to meet our cash requirements; and a significant reduction in the amount of contracts receivable purchased from Xerox causing a reduction in the Company's income.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and
whether it qualifies for hedge accounting.   Certain of the Company's interest
rate swap contracts hedge cash flow exposures. The accounting for such cash flow hedges under SFAS No. 133 will require the Company to record adjustments to other comprehensive income, including an adjustment at transition. The Company does not expect the implementation of this Statement to have a material effect on its results of operations or financial condition, although
shareholder's equity may experience increased volatility.   This Statement is
effective for fiscal years beginning after June 15, 1999. The Company will adopt this accounting standard beginning January 1, 2000.





(4)








CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

      Net cash provided by operating activities was $78 million in 1998 compared with $69 million in 1997 and $46 million in 1996. The 1998 increase versus 1997 was primarily due to an increase in net income. The 1997 increase versus 1996 was primarily the result of changes in the timing of payments of accounts payable and accrued liabilities.

      Net cash used in investing activities was $882 million in 1998 compared to $333 million used in 1997. The increase was the result of more contracts receivable purchased in 1998 than in 1997. The net proceeds from contracts grew at a slower rate than the growth in purchases of contracts primarily due to an increase in the length of the average contract originated in 1998 versus the prior year. Net collections related to discontinued assets were lower as the asset base continued to decline due to sales and contractual maturities. Net cash used was $333 million in 1997 versus $122 million in 1996. The increase was the result of more contracts receivable purchased in 1997 than in 1996, particularly in the fourth quarter, partially offset by increased net collections from discontinued operations assets. The increase in receivables purchased was due to increased financing penetration rates by the Xerox United States Customer Operations sales force and sales resulting from new products. The net collections from discontinued operations were from cash sales and contractual maturities.

      Net cash provided by financing activities was $804 million in 1998 compared to $264 million in 1997 and $76 million in 1996. The 1998 increase is largely a result of higher amounts of notes payable to Xerox and affiliates to support the growth in contracts purchased which more than offset lower cash provided by commercial paper borrowings. Also contributing to the increase was the absence of dividend payments to Xerox in 1998 given the Company's need to retain equity capital to support its accelerated growth. The 1997 increase was primarily due to higher debt levels associated with increased investments in contracts receivable purchased from Xerox, particularly during the fourth quarter of 1997.

      At December 31, 1998, the Company had registered domestic shelf capacity of $1,240 million. In addition, a $2 billion Euro-debt facility is available to the Company, Xerox and Xerox Capital (Europe) plc ("Xerox Capital"), of which $993 million remained unused at December 31, 1998.

      The Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks, which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain LIBOR reference rates.

      The Company believes that cash provided by continuing operations, funding available through its commercial paper program supported by its credit facility, and its readily available access to the capital markets are more than sufficient to enable the Company to meet its liquidity needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 1999 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows - including refinancing requirements, match funding needs and capital market conditions.


(5)




      The Company is exposed to market risk from changes in interest rates that could affect results of operations and financial condition. To assist in managing its interest rate exposure and match funding its principal assets, the Company routinely uses certain financial instruments, primarily interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable rate payments in return. Additionally, in order to manage its outstanding commercial paper, the Company opportunistically issues medium term notes which are swapped to attractive LIBOR-based rates. The Company does not enter into derivative instrument transactions for trading purposes and employs long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited match funding and liquidity objectives.

      During 1998, the Company entered into interest rate swap agreements that effectively converted $1,811 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2003 and result in a weighted average fixed-rate of interest of 5.50 percent. The Company also entered into interest rate swap agreements during 1998 that effectively converted $335 million of fixed- and adjustable-rate debt into variable-rate debt indexed to LIBOR rates. Of these, $225 million mature in 2000 and $110 million mature on various dates beginning in 2008 and ending in 2018. Each of the swaps scheduled to mature beyond 2000 is cancelable by the counterparty on interest payment dates beginning in 2000. Cancellation dates within the swap agreements conform to exercise dates of call options embedded in the Company's debt.

      Many of the financial instruments the Company uses are sensitive to changes in interest rates. Hypothetically, interest rate changes result in gains or losses related to the market value of the Company's term debt and interest rate swaps due to differences between current market interest rates and the stated interest rates within the instrument. Applying an assumed 10 percent reduction or increase in the yield curves at December 31, 1998, the fair value of the Company's term debt and interest swaps would increase or decrease by approximately $24 million.

      The Company's interest rate hedging is unaffected by changes in market conditions because swaps are normally held to maturity in order to lock in interest rate spreads on the underlying transactions.

      As of December 31, 1998, the Company's overall debt-to-equity ratio was
7.4 to 1. Under the terms of the Amended and Restated Operating Agreement, Xerox has the option, but no obligation, to transfer additional funds to the Company in order to maintain such ratio at a specific level. No such transfers were made during the periods covered by this report.

      Pursuant to a Support Agreement between the Company and Xerox, Xerox has agreed to retain ownership of 100 percent of the voting capital stock of the Company and to make periodic payments to the extent necessary to ensure that the Company's annual pre-tax earnings available for fixed charges equal at least 1.25 times the Company's fixed charges. No such payments were made during the periods covered by this report.










(6)





ITEM 8.     Financial Statements and Supplementary Data


      The financial statements of the Company and its consolidated subsidiaries and the notes thereto, the financial statement schedule, and the report thereon of KPMG LLP, independent auditors, are set forth on pages 9 through 22 hereof.

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


                               BY /s/ George R. Roth________________

(NAME AND TITLE)               George R. Roth, Vice President,
                               Treasurer and Chief Financial Officer

                               March 23, 1999


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 23, 1999



Signature                      Title


Principal Executive Officer:
  Eunice M. Filter             /s/ Eunice M. Filter______________
                               President, Chief Executive Officer
                                 and Director


Principal Financial Officer:
  George R. Roth               /s/ George R. Roth________________
                               Vice President, Treasurer and
                                 Chief Financial Officer

Principal Accounting Officer:
  Daniel S. Marchibroda        /s/ Daniel S. Marchibroda_________
                               Controller

Directors:


/s/ Donald R. Altieri______
Donald R. Altieri, Director


/s/ Barry D. Romeril_______
Barry D. Romeril, Director












(8)




                          XEROX CREDIT CORPORATION
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements:

Report of Independent Auditors

Consolidated statements of income for each of the years in the three-year period ended December 31, 1998

Consolidated balance sheets at December 31, 1998 and 1997

Consolidated statements of shareholder's equity for each of the years in the three-year period ended December 31, 1998

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1998

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xerox Credit Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                        KPMG LLP





Stamford, Connecticut
January 25, 1999

















(10)




                            XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 1998, 1997 and 1996
                                  (In Millions)


                                               1998        1997        1996

Earned Income:

    Contracts receivable                      $ 388       $ 351       $ 340


Expenses:

    Interest                                    240         217         204
    Operating and administrative                 11          11          13

        Total expenses                          251         228         217


Income before income taxes                      137         123         123

Provision for income taxes                       55          50          50


Net income                                    $  82       $  73       $  73




The accompanying notes are an integral part of the consolidated financial statements.






























(11)



                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                                 (In Millions)

                                     ASSETS
                                                           1998         1997

Cash and cash equivalents                               $     -      $     -

Investments:
    Contracts receivable                                  5,789        4,796
    Notes receivable - Xerox and affiliates                  56           56
    Unearned income                                        (700)        (623)
    Allowance for losses                                   (136)        (131)
        Total investments                                 5,009        4,098

Net assets of discontinued operations                        29           58
Other assets                                                  1            2

        Total assets                                    $ 5,039      $ 4,158


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Commercial paper                                $ 1,510      $ 1,428
        Current portion of notes payable after one year   1,175          795
        Notes payable - Xerox and affiliates              1,047          161
    Notes payable after one year                            647        1,191
    Due to Xerox Corporation, net                            22           21
    Accounts payable and accrued liabilities                 34           34
    Deferred income taxes                                    14           20

        Total liabilities                                 4,449        3,650

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                  23           23
    Additional paid-in capital                              219          219
    Retained earnings                                       348          266

        Total shareholder's equity                          590          508

        Total liabilities and shareholder's equity      $ 5,039      $ 4,158




The accompanying notes are an integral part of the consolidated financial statements.











(12)



                           XEROX CREDIT CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                Years Ended December 31, 1998, 1997 and 1996
                                 (In Millions)

                                      Additional
                              Common   Paid-In   Retained
                               Stock   Capital   Earnings     Total



Balance at December 31, 1995  $  23    $ 219      $ 258     $  500

Net Income                                           73         73

Dividends                                           (97)       (97)




Balance at December 31, 1996     23      219        234        476

Net Income                                           73         73

Dividends                                           (41)       (41)



Balance at December 31, 1997     23      219        266        508

Net Income                                           82         82




Balance at December 31, 1998  $  23    $ 219      $ 348     $  590
















The accompanying notes are an integral part of the consolidated financial statements.








(13)




                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1998, 1997 and 1996
                                   (In Millions)

                                                      1998     1997     1996
Cash Flows from Operating Activities
  Net income                                        $   82   $   73   $   73
  Adjustments to reconcile net income to net cash provided by operating activities:

   Net change in operating assets and liabilities       (4)      (4)     (27)

Net cash provided by operating activities               78       69       46

Cash Flows from Investing Activities
  Purchases of investments                          (2,745)  (2,138)  (1,896)
  Proceeds from investments                          1,834    1,711    1,743
  Net collections from discontinued operations          29       94       31

Net cash used in investing activities                 (882)    (333)    (122)

Cash Flows from Financing Activities
  Change in commercial paper, net                       82      302      251
  Change in notes payable-Xerox and affiliates, net    886      141       77
  Proceeds from long-term debt                         635      751      700
  Principal payments of long-term debt                (799)    (889)    (855)
  Dividends                                              -      (41)     (97)

Net cash provided by (used in) financing activities    804      264       76


  Increase(decrease) in cash and cash equivalents        -        -        -

  Cash and cash equivalents, beginning of year           -        -        -

  Cash and cash equivalents, end of year            $    -   $    -   $    -





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

Charge-Off of Delinquent Receivables

      The Company's policy with respect to the charge-off of delinquent receivables is that receivables are charged-off as soon as it becomes apparent that the collection of the receivables through normal means is unlikely. The policy, enforced by Xerox on behalf of the Company, contemplates that delinquent receivables will be charged-off before the aging of such delinquent receivables reaches 180 days.

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

(15)




                              XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Changes

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and
whether it qualifies for hedge accounting.   Certain of the Company's interest
rate swap contracts hedge cash flow exposures. The accounting for such cash flow hedges under SFAS No. 133 will require the Company to record adjustments to other comprehensive income, including an adjustment at transition. The Company does not expect the implementation of this Statement to have a material effect on its results of operations or financial condition, although shareholder's equity may experience increased volatility. This Statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt this accounting standard beginning January 1, 2000.

Reclassifications

      Certain prior year balances have been reclassified to conform with the current year presentation.

(2)   Discontinued Operations

      In 1990 the Company discontinued its third party financing and real estate businesses. The remaining $29 million portfolio represents passive lease receivables with long-duration contractual maturities and unique tax attributes as well as other third party financing investments. Accordingly, the Company expects that the wind-down of the portfolio will remain a gradual process. The Company believes that the liquidation of the remaining assets will not result in a net loss.

(3)   Investments

      Contracts receivable represent purchases of long-term trade accounts receivable from Xerox. These receivables arise from Xerox equipment being sold under installment sales and sales-type leases. Contract terms on these receivables range primarily from two to five years and are generally collateralized by a security interest in the underlying assets. The Company purchased receivables from Xerox totaling $2,745 million in 1998, $2,138 million in 1997, and $1,896 million in 1996. The Company was charged $9 million in 1998 and 1997 and $11 million in 1996 by Xerox for administrative costs associated with the contracts receivable purchased.

      Under SFAS No. 107 - "Disclosures about Fair Values of Financial Instruments," the Company is not required to determine the fair value of these receivables. Management believes that as of December 31, 1998 any revaluation of the contracts receivable would result in a fair value in excess of the carrying value of these receivables.









(16)




                              XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



      The scheduled maturities of customer financing contracts receivable at December 31, 1998 are as follows (in millions):

     1999                    $2,100
     2000                     1,563
     2001                     1,141
     2002                       669
     2003                       287
     Thereafter                  29

     Total                   $5,789

Experience has shown that a portion of these contracts receivable will be prepaid prior to maturity. Accordingly, the preceding schedule of contractual maturities should not be considered a forecast of future cash collections.

      Included in the $56 million notes receivable balance from Xerox and affiliates are interest bearing demand receivables from related parties.


(4)   Notes Payable

 A summary of notes payable at December 31, 1998 and 1997 follows:
                                                             (In Millions)
                                                           1998         1997

        Medium Term Notes due 1998                       $    -       $  475
        Floating Rate Notes due 1998                          -          320
        Floating Rate Notes due 1999 (a)                    300            -
        10.00% Notes due 1999                               150          150
        6.50% Euro Medium Term Notes due 1999               150          150
        Floating Rate Notes due 2000 (a)                     53           53
        Medium Term Notes due 2000 (b)                      225            -
        5.40% Euro Medium Term Notes due 2000               148          148
        Medium Term Notes due 2001 (b,c)                    126          126
        2.875% Medium Term Notes due 2002 (d)               250          250
        Medium Term Notes due 2007 (b,e)                     25           25
        Medium Term Notes due 2008 (b)                       25            -
        Medium Term Notes due 2012 (b,f)                    225          225
        Medium Term Notes due 2013 (b)                       60            -
        Medium Term Notes due 2018 (b)                       25            -
        Floating Rate Notes due 2048 (g)                     60           60
        Other Notes due 1997 and 2000                         -            4

            Subtotal                                     $1,822       $1,986
            Less current maturities                      (1,175)        (795)

            Total Notes Payable after one year           $  647       $1,191


(a) The notes carry interest rates which are based primarily on spreads above or below certain reference rates such as U.S. LIBOR.

(b) Medium Term Notes due in 2000, 2001 and 2007+ have weighted average interest rates of 5.83%, 6.04% and 6.98%, respectively.

(c) $100 million of Medium Term Notes due 2001 are expected to be called in 1999.

(17)



                              XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(d) $250 million of cash exchangeable equity-linked notes are exchangeable at a premium if Xerox' stock price is at or higher than $50.53. However, the Company has entered into a swap to limit the principal payment at maturity to $250 million. These notes are expected to be called in 1999.

(e) $25 million of Medium Term Notes due 2007 are expected to be called in 1999.

(f) $200 million of Medium Term Notes due 2012 are expected to be called in 1999.

(g) The notes mature August 15, 2048 and are repayable annually each August 15th at the option of the noteholders. The outstanding notes are classified as notes payable after one year since the Company has the ability to refinance them on a long-term basis, if required. The interest rate is indexed to rates on commercial paper placed for issuers whose commercial paper rating is "AA" or the equivalent as reported in Federal Reserve Statistical Release H.15 (519), which at year-end was 4.90 percent.

       Expected principal repayments on notes payable during the next five years are (in millions):

               1999                   $ 1,175
               2000                       536
               2001                        51
               2002                         -
               2003 and Thereafter         60

               Total                  $ 1,822

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

      Interest payments on notes payable for 1998, 1997 and 1996 were $152 million, $132 million, and $146 million, respectively. Interest payments on commercial paper for 1998, 1997 and 1996 were $87 million, $79 million and $68 million, respectively. The weighted-average commercial paper interest rates for 1998, 1997 and 1996 were 5.5 percent, 5.6 percent and 5.5 percent, respectively.

      At December 31, 1998 and 1997, carrying values of notes payable totaled $1,822 million and $1,986 million, respectively. The fair values of the Company's notes payable at December 31, 1998 and 1997 were $1,886 million and $1,995 million, respectively, based on quoted market prices for the Company's notes or those of comparable issuers with similar features and maturity dates. The difference between the fair value and the carrying value represents the theoretical net premium the Company would have paid if it had retired all notes payable at December 31, 1998 or 1997, respectively. The Company has no plans to retire its notes payable prior to their call or final maturity dates.

      The original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue.

(18)



                              XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(5)   Lines of Credit and Interest Rate Swaps

       At December 31, 1998, the Company and Xerox had joint access to a $7 billion revolving credit agreement with various banks, which expires in 2002. The agreement is also accessible by Xerox Capital (Europe) plc ("Xerox Capital") up to a limit of $4 billion. This agreement is unused and is available to back the issuance of commercial paper. At December 31, 1998, the Company had a total of $1,510 million of commercial paper outstanding. The average interest rate on commercial paper outstanding at December 31, 1998 was
5.27 percent. In addition, a $2 billion Euro-debt facility is available to the Company, Xerox and Xerox Capital, of which $993 million remained unused at December 31, 1998.

      The Company routinely enters into interest rate swap agreements in the management of interest rate exposure. An interest rate swap is an agreement to exchange interest rate payment streams based on a notional principal amount. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements and receiving variable-rate payments in return. These swap agreements effectively convert a portion (equal to the notional amount) of underlying variable-rate commercial paper and Medium Term Notes into fixed-rate debt. The net interest rate differentials that will be paid or received are recorded currently as adjustments to interest expense. The counterparties to these swap agreements are major commercial and investment banks.

      The Company does not enter into swap transactions for trading or other speculative purposes. The Company's policies on the use of such derivative instruments prescribe an investment grade counterparty credit floor and at least quarterly monitoring of market risk on a counterparty-by-counterparty basis. We utilize numerous counterparties to ensure there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Based upon its ongoing evaluation of the replacement cost of its derivatives transactions, and counterparty creditworthiness, the Company considers the risk of credit default significantly affecting its financial position or results of operations to be remote. The Company's interest rate hedging activities are largely unaffected by changes in market conditions as swaps are typically held to maturity in order to lock in interest spreads on underlying transactions.

      The aggregate notional amounts of interest rate swaps outstanding at December 31, 1998 and 1997 are as follows:
                                                      (In Millions)
                                                  1998             1997

Pay fixed/receive variable                      $3,709           $3,107
Pay variable/receive variable                       53              173
Pay variable/receive fixed                       1,259            1,499

                                                $5,021           $4,779

Average interest payment rates                    5.67%            6.01%

These arrangements were entered into to ensure that, when taking into account the characteristics of its debt portfolio (described in Footnote 4) the Company is adequately match funded.



(19)



                              XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



      At December 31, 1998 and 1997, the Company's swap agreements had aggregate net fair values of $31 million and $(30) million, respectively. These values represent the estimated net amounts the Company would have received/(paid) if all agreements had been terminated/replaced as of December 31, 1998 and 1997, respectively. The fair values for interest rate swap agreements were calculated by the Company based on market conditions as of the respective year-ends and supplemented with quotes from banks. The Company has no present plans to terminate/replace a significant portion of these agreements prior to their scheduled maturities.

      The maturities of the Company's swaps outstanding as of December 31, 1998 are: 1999 - $1,979 million, 2000 - $1,733 million, 2001 - $854 million,
2002 - $324, 2003 and thereafter - $131 million.

(6)   Income Taxes

      Income taxes are provided at statutory rates based on income before income taxes exclusive of the amortization of investment tax credits and earnings not subject to Federal taxation. Substantially all of the Company's operations are included in Xerox' consolidated income tax returns. In connection with these consolidated returns, the Company paid Xerox $62 million, $54 million, and $69 million in 1998, 1997 and 1996, respectively. The Company paid less than $1 million in each of 1998, 1997 and 1996 to taxing authorities for Company operations not included in Xerox' consolidated tax returns.

      The components of income before income taxes and the provision for income taxes are as follows:
                                                         (In Millions)
                                                    1998      1997      1996

Income before income taxes:                       $  137    $  123    $  123

Federal income taxes
    Current                                       $   48    $   43    $   43
    Deferred                                           -         -         -

State income taxes
    Current                                            7         7         7
    Deferred                                           -         -         -

        Total provision for income taxes          $   55    $   50    $   50


     A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:
                                                    1998      1997      1996

U.S. Federal statutory rate                         35.0%     35.0%     35.0%
State income taxes, net of Federal
    income tax benefit                               5.2       5.7       5.7

Effective tax rate                                  40.2%     40.7%     40.7%





(20)




                        XEROX CREDIT CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 1998 follows:
                                                     (In Millions)
                                                   1998          1997
Tax effect of future tax deductions:
     Discontinued investment partnerships and
     real estate and other                       $    9        $    3
Tax effect of future taxable income:
     Discontinued leverage leases and other         (23)          (23)

        Total deferred taxes, net                $  (14)       $  (20)

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

(8)   Quarterly Results of Operations (Unaudited)

      A summary of interim financial information follows:
                                                 (In Millions)
                                 First    Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter   Total
1998

Earned income                   $   94   $   96    $   97    $  101    $  388

Interest expense                    59       58        61        62       240

Operating and administrative
    expenses                         3        2         3         3        11

Income before income taxes          32       36        33        36       137

Income taxes                        13       15        13        14        55

Net income                      $   19   $   21    $   20    $   22    $   82

1997

Earned income                   $   88   $   90    $   85    $   88    $  351

Interest expense                    53       55        54        55       217

Operating and administrative
    expenses                         3        3         2         3        11

Income before income taxes          32       32        29        30       123

Income taxes                        13       13        12        12        50

Net income                      $   19   $   19    $   17    $   18   $    73

(21)



                                                           SCHEDULE II
                             XEROX CREDIT CORPORATION
                        Valuation and Qualifying Accounts
                  Year Ended December 31, 1998, 1997 and 1996
                                  (In Millions)

                                    Additions

                      Balance   Charged   Retained               Balance
                        at        to         at                    at
                      Beginning  Costs      Time                   End
                        of        and        of                    of
                      Period    Expenses  Purchase   Deductions  Period
                                             (A)         (B)


        1998

Allowance for losses-
 continuing operations $ 131    $    -     $  52     $   47      $ 136


        1997

Allowance for losses-
 continuing operations $ 123    $    -     $  60     $   52      $ 131


        1996

Allowance for losses-
 continuing operations $ 127    $    -     $  33     $   37      $ 123


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

















(22)






                         XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1998

                              Index of Exhibits

Document

(3)   (a)   Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980.

            Incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-71503.

      (b)   By-Laws of Registrant, as amended through September 1, 1992.

            Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
1997.

(4)   (a)   Indenture dated as of March 1, 1988, as supplemented by the First
Supplemental Indenture dated as of July 1,1988, between Registrant and The First National Bank of Chicago relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors.

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

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-27525.


      (c) Indenture dated as of October 2, 1995 between Registrant and State Street Bank and Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement Nos. 33-61481 and 333-29677.











(23)





                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1998

                        Index of Exhibits (continued)

Document


      (d) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish the Commission a copy of each such instrument upon request.

(10) (a) Amended and Restated Operating Agreement originally made and entered into as of November 1, 1980, amended and restated as of June 30, 1998 between Registrant and Xerox.

           Incorporated by reference to Exhibit 10(a) of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

           See Page 25 of this Report on Form 10-K.

      (b)  Computation of Xerox' Ratio of Earnings to Fixed Charges.

           See Page 26 of this Report on Form 10-K.

(23)       Consent of KPMG LLP.

           See Page 27 of this Report on Form 10-K.

(27)       Financial Data Schedule (Electronic Form Only)













(24)