Form 10-Q
period 1999-03-31
XEROX CREDIT CORP
filed 1999-05-14
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 1999
                                      OR
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

7.20% Notes due 2012                  New York Stock Exchange


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

   Class                                   Outstanding as of April 30, 1999
Common Stock                                               2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                      THIS DOCUMENT CONSISTS OF 14 PAGES



(1)









To the extent that this Form 10-Q Report contains forward-looking statements and information relating to Registrant, such statements are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate," "believe," "estimate," "expect," "intend", "will" and similar expressions, as they relate to Registrant or Registrant's management, are intended to identify forward-looking statements. Such statements reflect the current views of Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Registrant does not intend to update these forward-looking statements.































(2)



                       XEROX CREDIT CORPORATION
                               Form 10-Q
                            March 31, 1999


Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         4

      Consolidated Balance Sheets                               5

      Consolidated Statements of Cash Flows                     6

      Notes to Consolidated Financial Statements                7

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Results of Operations                                     8

      Capital Resources and Liquidity                           9

   Item 3. Quantitative and Qualitative Disclosures About
     Market Risk                                               10

Part II - Other Information

   Item 1. Legal Proceedings                                   11

   Item 6. Exhibits and Reports on Form 8-K                    11

Signature                                                      12

Exhibits

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Credit Corporation)                                         13

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Corporation)                                                14

Financial Data Schedule           (filed in electronic form only)
















(3)


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)

                                                          Three Months Ended
                                                                March 31,
                                                              1999     1998



Earned income:
   Contracts receivable                                     $  104    $   94
Expenses:
   Interest                                                     66        59
   Operating and administrative                                  3         3

      Total expenses                                            69        62

Income before income taxes                                      35        32

Provision for income taxes                                      14        13


Net income                                                  $   21    $   19


See accompanying notes.
































(4)



                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                      March 31,   December 31,
                                                          1999          1998
                                                      (UNAUDITED)


Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 5,882         5,789
    Notes receivable - Xerox and affiliates                 56            56
    Unearned income                                       (699)         (700)
    Allowance for losses                                  (134)         (136)
        Total investments                                5,105         5,009

Other assets                                                21            30

        Total assets                                   $ 5,126       $ 5,039


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,321      $  1,510
      Current portion of notes payable after one year    2,000         1,175
      Notes Payable - Xerox and affiliates                 499         1,035
    Notes payable after one year                           597           647
    Due to Xerox Corporation, net                           40            34
    Accounts payable and accrued liabilities                44            34
    Deferred income taxes                                   14            14

        Total liabilities                                4,515         4,449

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      369           348

        Total shareholder's equity                         611           590

        Total liabilities and shareholder's equity     $ 5,126       $ 5,039




See accompanying notes.










(5)


                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                           Three Months Ended
                                                                March 31,
                                                             1999      1998
Cash Flows from Operating Activities
  Net income                                               $   21    $   19
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net change in operating assets and liabilities             16        24

Net cash provided by operating activities                      37        43

Cash Flows from Investing Activities
  Purchases of investments                                   (589)     (656)
  Proceeds from investments                                   502       473

Net cash used in investing activities                         (87)     (183)

Cash Flows from Financing Activities
  Change in commercial paper, net                            (189)      134
  Change in notes with Xerox and affiliates,net			 (536)      (94)
  Proceeds from long-term debt                                850       100
  Principal payments on long-term debt                        (75)        -

Net cash provided by financing activities                      50       140


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -




See accompanying notes.




















(6)




                           XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements


(1) The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Credit Corporation (the "Company") in accordance with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the operating results for the interim periods presented have been made. Certain prior year balances have been reclassified to conform to the current year presentation.

(2) During the first three months of 1999, the Company redeemed $75 million of fixed-rate notes prior to their final maturity dates.

(3) During the first three months of 1999, the Company sold a total of $850 million of fixed-rate notes that mature at various dates in 2000 and 2014. The notes maturing in 2014 are callable beginning in 2001. The interest rates on these notes have been swapped to LIBOR-based rates.

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

     Earned income from contracts and notes receivable was $104 million and $94 million for the first three months of 1999 and 1998, respectively. The increase was primarily due to a larger average portfolio of contracts receivable and higher residual income offset slightly by lower interest rates.

     Interest expense increased to $66 million in the first quarter of 1999 from $59 million in the same period in 1998. The increase is due to a larger average portfolio of contracts receivable and a slight increase in the Company's debt to equity ratio partially offset by lower interest rates.

     Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium term notes (including fixed-rate medium term notes that had been swapped to variable rates) into fixed interest rates for specified maturities. This practice is employed because it effectively "locks in" a spread and eliminates the risk of shrinking interest margins in a rising interest rate environment. Conversely, this practice effectively eliminates the opportunity to increase margins when interest rates are declining. The Company intends to continue to match its contracts receivable and indebtedness to ensure an adequate spread between interest income and interest expense.

     Operating and administrative expenses were $3 million for the first quarter of 1999 and 1998. These expenses are incurred to administer the contracts receivable purchased from Xerox.

     The effective income tax rate for the first three months of 1999 and 1998 was 40.0 percent and 40.6 percent, respectively. The decline is due to a decrease in the Company's blended state income tax rate.

     The Year 2000 problem is the result of computer programs written in two digits, rather than four, to define the applicable year. As a result, many information systems are unable to properly recognize and process date-sensitive information beyond December 31, 1999. The Company has no Information Technology or Non-Information Technology systems of its own which might require remediation. The Company contracts with Xerox to provide billing and collection services for all of the receivables that it purchases from Xerox. In addition, the Company's business significantly depends on the continuing
ability of Xerox to sell and lease products to customers.   As with all major
companies, certain of Xerox' information systems and products require remediation in order to render the systems Year 2000 compliant. For detailed information regarding Xerox' Year 2000 readiness, reference should be made to the Form 10-Q of Xerox for the fiscal quarter ended March 31, 1999 as filed with the Securities and Exchange Commission. The Company has no independent readiness or contingency plans and does not intend to create any. If Xerox' remediation plans are not completed in a timely manner, the Year 2000 problem could potentially have a material adverse impact on the Company's operations. Possible worst case consequences could include: an interruption in our ability to bill and apply collections on the contracts receivable owned by the Company; an interruption in our ability to meet our cash requirements; and a
(8)

significant reduction in the amount of contracts receivable purchased from Xerox causing a reduction in the Company's income.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and
whether it qualifies for hedge accounting.   Certain of the Company's interest
rate swap contracts hedge cash flow exposures. The accounting for such cash flow hedges under SFAS No. 133 will require the Company to record adjustments to other comprehensive income, including an adjustment at transition. The Company does not expect the implementation of this Statement to have a material effect on its results of operations or financial condition, although shareholders' equity may experience increased volatility. This Statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt this accounting standard beginning January 1, 2000.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

     Net cash provided by operating activities was $37 million in the first three months of 1999 compared to $43 million provided by operating activities during the same period in 1998. The change was primarily due to the timing of intercompany settlements relating to state taxes.

     Net cash used in investing activities was $87 million in the first three months of 1999 compared to $183 million in the first three months of 1998. The decrease was primarily caused by lower purchases of investments as a result of changes in the timing of transfer of contracts from Xerox to the Company.

     Net cash provided by financing activities was $50 million during the first three months of 1999 compared to $140 million provided by financing activities during the same period in 1998. While the Company's term borrowing in the first three months of 1999 increased by $750 million versus the same period in 1998, the proceeds were largely used to repay short-term intercompany advances and to reduce commercial paper balances.

     At March 31, 1999, the Company had registered domestic shelf capacity of $390 million, which was fully utilized through the Company's issuance of $390 million of variable-rate notes on April 6, 1999. The Company filed a new $2.5 billion Shelf Registration Statement ("SRS") with the Securities and Exchange Commission ("SEC") on April 9, 1999. The SEC has not yet declared the SRS effective. A $2 billion Euro-debt facility is available to the Company, Xerox, Xerox Capital (Europe) plc, and Xerox Overseas Holdings Limited, of which $646 million was unused at March 31, 1999.

     The Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital (Europe) plc and Xerox Overseas Holdings Limited. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain LIBOR reference rates.

     The Company believes that cash provided by continuing operations, funding available through its commercial paper program supported by its committed credit facility, and its readily available access to the capital markets are more than sufficient to enable the Company to meet its liquidity needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 1999 and decisions regarding the size and timing of

(9)
any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

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

     During the first three months of 1999, the Company entered into interest rate swap agreements that effectively converted $482 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2004 and resulted in a weighted average interest rate of 5.27 percent. The Company also entered into interest rate swap agreements during the first quarter of 1999 that effectively converted $850 million of fixed-rate debt into variable-rate debt indexed to LIBOR rates. These agreements mature in 2000 and 2014. The agreements that mature in 2014 are cancelable by the respective counterparties on interest payment dates beginning in 2001. Cancellation dates within the swap agreements conform to exercise dates of call options embedded in the Company's fixed-rate debt.

     The Company's interest rate hedging is typically unaffected by changes in market conditions as swaps are normally held to maturity consistent with the Company's objective to lock in interest rate spreads on the underlying transactions.

     As of March 31, 1999, the debt-to-equity ratio was 7.2 to 1. Under the terms of the Amended and Restated Operating Agreement, Xerox has the option, but no obligation, to transfer additional funds to the Company in order to maintain such ratio at a specific level. No such transfers were made during the period covered by this report. It is the Company's intention to maintain the debt-to-equity ratio at no greater than 8 to 1.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the eighth, ninth and tenth paragraphs under the caption "Capital Resources and Liquidity" in Item 2 above is hereby incorporated by reference in answer to this Item.













(10)






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



May 14, 1999                           BY: /S/ George R. Roth

                                       George R. Roth
                                       Vice President, Treasurer and
                                       Chief Financial Officer
































(12)