Form 10-Q
period 1999-06-30
XEROX CREDIT CORP
filed 1999-08-11
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 1999
                                      OR
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

   Class                                   Outstanding as of July 30, 1999
Common Stock                                               2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                      THIS DOCUMENT CONSISTS OF 14 PAGES



1









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














































2





                       XEROX CREDIT CORPORATION
                               Form 10-Q
                            June 30, 1999


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

















3


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)


                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          1999     1998        1999     1998
Earned income:
  Contracts and notes receivable         $ 131    $  96       $ 235    $ 190

Expenses:
  Interest                                  61       58         127      117
  Operating and administrative               3        2           6        5
    Total expenses                          64       60         133      122

Income before income taxes                  67       36         102       68

Provision for income taxes                  26       15          40       28

Net income                               $  41    $  21       $  62    $  40





See accompanying notes.

































4


                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                       June 30,   December 31,
                                                          1999          1998
                                                      (UNAUDITED)


Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 5,275         5,789
    Notes receivable - Xerox and affiliates                 56            56
    Unearned income                                       (592)         (700)
    Allowance for losses                                  (113)         (136)
        Total investments                                4,626         5,009

Other assets                                                20            30

        Total assets                                   $ 4,646       $ 5,039


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Notes payable within one year:
      Commercial paper                                 $   620      $  1,510
      Current portion of notes payable after one year    2,178         1,175
      Notes Payable - Xerox and affiliates                 840         1,035
    Notes payable after one year                           359           647
    Due to Xerox Corporation, net                           29            34
    Accounts payable and accrued liabilities                43            34
    Deferred income taxes                                   25            14

        Total liabilities                                4,094         4,449

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      310           348

        Total shareholder's equity                         552           590

        Total liabilities and shareholder's equity     $ 4,646       $ 5,039




See accompanying notes.












5
                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                           Six Months Ended
                                                                June 30,
                                                             1999      1998
Cash Flows from Operating Activities
  Net income                                               $   62    $   40
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net gain on securitization of contracts receivable        (17)        -
    Net change in operating assets and liabilities              3         3

Net cash provided by operating activities                      48        43

Cash Flows from Investing Activities
  Purchases of investments                                 (1,340)   (1,268)
  Proceeds from investments                                 1,012       938
  Proceeds from securitization of contracts receivable        750         -

Net cash provided by (used in) investing activities           422      (330)

Cash Flows from Financing Activities
  Change in commercial paper, net                            (890)      141
  Change in notes with Xerox and affiliates,net	             (295)      381
  Proceeds from the issuance of long-term debt              1,240       335
  Principal payments on long-term debt                       (525)     (570)

Net cash (used in) provided by financing activities          (470)      287


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -




See accompanying notes.


Supplemental disclosure of non-cash financing activity: In June 1999, the company declared a $100 dividend to Xerox Corporation. As of June 30, 1999, this amount had not been paid and is included in the consolidated balance sheet in Notes payable - Xerox and affiliates.
















6
                           XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements


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

(2) During the first six months of 1999, the Company redeemed $225 million of fixed-rate notes prior to their final maturity dates.

(3) During the first six months of 1999, the Company sold a total of $1,240 million of fixed and variable-rate notes that mature at various dates in 2000 and 2014. The notes maturing in 2014 are callable beginning in 2001. The interest rates on these notes have been swapped to LIBOR-based rates.

(4) In June 1999, the Company received proceeds of $750 million from the securitization of contract receivables to a special purpose subsidiary and recognized a $28 million pre-tax gain. The gain is included in Earned income in the consolidated statement of income. The Company retained the servicing rights and certain other beneficial interests associated with the receivables and receives a servicing fee which is recognized as collected over the remaining term of the sold receivables. Recourse amounts associated with the aforementioned sale and securitization are expected to be minimal and adequate reserves are in place to cover potential losses.

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

(6) In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the
derivative and whether it qualifies for hedge accounting.   Certain of the
Company's interest rate swap contracts hedge cash flow exposures. The accounting for such cash flow hedges under SFAS No. 133 will require the Company to record adjustments to other comprehensive income, including an adjustment at transition. The Company does not expect the implementation of this Statement to have a material effect on its results of operations or financial condition, although shareholder's equity may experience increased volatility. In July 1999, the FASB issued SFAS No. 137 that deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt this accounting standard beginning January 1, 2001.







7
                           XEROX CREDIT CORPORATION

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

     Earned income from contracts and notes receivable was $131 million and $96 million for the second quarter of 1999 and 1998, respectively and $235 million and $190 million for the first six months of 1999 and 1998, respectively. $28 million of the increase over 1998 was due to the gain from the securitization of $750 million of contracts receivable that occurred in June. In addition, a larger average portfolio of contracts receivable and higher residual income made up the remainder of the year-over-year increase for both the quarter and year-to-date periods.

     Interest expense was $61 million and $58 million for the second quarter of 1999 and 1998, respectively, and $127 million and $117 million for the first six months of 1999 and 1998, respectively. The increase is due to a larger average portfolio of contracts receivable and a slight increase in the Company's debt to equity ratio partially offset by lower interest rates.

     The Company's recent securitization of $750 million of contracts receivable represented approximately 14% of its investment portfolio. As a result of this transaction, future earned income and interest expense will be correspondingly reduced.

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

     Operating and administrative expenses were $3 million and $2 million for the second quarter of 1999 and 1998, respectively, and $6 million and $5 million for the first six months of 1999 and 1998, respectively. These expenses are incurred to administer the contracts receivable purchased from Xerox. The increase over 1999 is due to a larger average portfolio of contracts receivable.

     The effective income tax rate for the first six months of 1999 and 1998 was 39.2 percent and 41.2 percent, respectively. The decline is due to a decrease in the Company's blended state income tax rate.

     The Year 2000 problem is the result of computer programs written in two digits, rather than four, to define the applicable year. As a result, many information systems are unable to properly recognize and process date-sensitive information beyond December 31, 1999. The Company has no Information Technology or Non-Information Technology systems of its own which might require remediation. The Company contracts with Xerox to provide billing and collection services for all of the receivables that it purchases from Xerox. In addition, the Company's business significantly depends on the continuing
ability of Xerox to sell and lease products to customers.   As with all major
8
companies, certain of Xerox' information systems and products require remediation in order to render the systems Year 2000 compliant. For detailed information regarding Xerox' Year 2000 readiness, reference should be made to the Form 10-Q of Xerox for the fiscal quarter ended June 30, 1999 as filed with the Securities and Exchange Commission. The Company has no independent readiness or contingency plans and does not intend to create any. If Xerox' remediation plans are not completed in a timely manner, the Year 2000 problem could potentially have a material adverse impact on the Company's operations. Possible worst case consequences could include: an interruption in our ability to bill and apply collections on the contracts receivable owned by the Company; an interruption in our ability to meet our cash requirements; and a significant reduction in the amount of contracts receivable purchased from Xerox causing a reduction in the Company's income.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and
whether it qualifies for hedge accounting.   Certain of the Company's interest
rate swap contracts hedge cash flow exposures. The accounting for such cash flow hedges under SFAS No. 133 will require the Company to record adjustments to other comprehensive income, including an adjustment at transition. The Company does not expect the implementation of this Statement to have a material effect on its results of operations or financial condition, although shareholder's equity may experience increased volatility. In July 1999, the FASB issued SFAS No. 137 that deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt this accounting standard beginning January 1, 2001.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's principal sources of funds are cash from the collection of Xerox contracts receivable and borrowings.

     Net cash provided by operating activities in the first six months of 1999 was $48 million or $5 million higher than the $43 million provided in the first half 1998. The increase was due to the growth in net income arising from a larger average portfolio of contracts receivable.

     Net cash provided by investing activities was $422 million in the first six months of 1999, including $750 million related to the contracts receivable that were securitized. Net cash used by investing activities was $330 million in the first six months of 1998 reflecting ongoing growth of Xerox equipment sales.

     Net cash used for financing activities was $470 million during the first six months of 1999 compared to $287 million provided during the same period in 1998. A $905 million increase in term borrowing, and asset sale proceeds, were used to repay third party and intercompany term debt and reduce the Company's commercial paper balance.

     At June 30, 1999, the Company had no registered domestic shelf capacity. The Company filed a new $2.5 billion Shelf Registration Statement ("SRS") with the Securities and Exchange Commission ("SEC") on April 9, 1999. The SEC declared the SRS effective on July 30, 1999. A $2.0 billion Euro-debt facility (increased to $4.0 billion as of July 23, 1999) is available to the Company, Xerox, and Xerox Capital (Europe) plc of which $796 million was unused at June 30, 1999.

     The Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks, which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital (Europe) plc and Xerox Overseas Holdings Limited. Any amounts borrowed under this facility would be at rates

9
based, at the borrower's option, on spreads above certain LIBOR reference rates.

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

     During the first six months of 1999, the Company entered into interest rate swap agreements that effectively converted $870 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2004 and resulted in a weighted average interest rate of 5.54 percent. The Company also entered into interest rate swap agreements during the first six months of 1999 that effectively converted $850 million of new fixed-rate debt into variable-rate debt indexed to LIBOR rates. In addition the Company entered into an interest rate swap agreement that effectively converted $390 million of new prime-rate debt into LIBOR-rate debt. These agreements mature in 2000 and 2014. The agreements that mature in 2014 are cancelable by the respective counterparties on interest payment dates beginning in 2001. Cancellation dates within the swap agreements conform to exercise dates of call options embedded in the Company's fixed-rate debt.

     The Company's interest rate hedging is typically unaffected by changes in market conditions as swaps are normally held to maturity consistent with the Company's objective to lock in interest rate spreads on the underlying transactions.

     As of June 30, 1999, the debt-to-equity ratio was 7.2 to 1. Under the terms of the Amended and Restated Operating Agreement, Xerox has the option, but no obligation, to transfer additional funds to the Company in order to maintain such ratio at a specific level. No such transfers were made during the period covered by this report. It is the Company's intention to maintain the debt-to-equity ratio at no greater than 8 to 1.



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the eighth, ninth and tenth paragraphs under the caption "Capital Resources and Liquidity" in Item 2 above is hereby incorporated by reference in answer to this Item.





10









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





















11









                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       XEROX CREDIT CORPORATION



August 11, 1999                        BY: /S/ Gregory B. Tayler

                                       Gregory B. Tayler
                                       Vice President, Treasurer and
                                       Chief Financial Officer


































12