Form 10-Q
period 1999-09-30
XEROX CREDIT CORP
filed 1999-11-10
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 1999
                                      OR
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

   Class                                   Outstanding as of October 29, 1999
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


































                       XEROX CREDIT CORPORATION
                               Form 10-Q
                            September 30, 1999


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

Financial Data Schedule           (filed in electronic form only)














PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)


                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                          1999     1998        1999     1998
Earned income:
  Contracts and notes receivable         $ 109    $  97       $ 344    $ 287

Expenses:
  Interest                                  59       61         186      178
  Operating and administrative               3        3           9        8
    Total expenses                          62       64         195      186

Income before income taxes                  47       33         149      101

Provision for income taxes                  18       13          58       41

Net income                               $  29    $  20       $  91    $  60





See accompanying notes.






























                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                  September 30,   December 31,
                                                          1999          1998
                                                      (UNAUDITED)


Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 5,124         5,789
    Notes receivable - Xerox and affiliates                 56            56
    Unearned income                                       (569)         (700)
    Allowance for losses                                  (109)         (136)
        Total investments                                4,502         5,009

Other assets                                                16            30

        Total assets                                   $ 4,518       $ 5,039


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,063      $  1,510
      Current portion of notes payable after one year    2,126         1,175
      Notes Payable - Xerox and affiliates                 557         1,035
    Notes payable after one year                           162           647
    Due to Xerox Corporation, net                           31            34
    Accounts payable and accrued liabilities                38            34
    Deferred income taxes                                   30            14

        Total liabilities                                4,007         4,449

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      269           348

        Total shareholder's equity                         511           590

        Total liabilities and shareholder's equity     $ 4,518       $ 5,039




See accompanying notes.










                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                           Nine Months Ended
                                                              September 30,
                                                             1999      1998
Cash Flows from Operating Activities
  Net income                                               $   91    $   60
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net gain on securitization of contracts receivable        (24)        -
    Net change in operating assets and liabilities              6        10

Net cash provided by operating activities                      73        70

Cash Flows from Investing Activities
  Purchases of investments                                 (2,032)   (1,902)
  Proceeds from investments                                 1,438     1,382
  Proceeds from securitization of contracts receivable      1,150         -

Net cash provided by (used in) investing activities           556      (520)

Cash Flows from Financing Activities
  Change in commercial paper, net                            (447)       97
  Change in notes with Xerox and affiliates, net	     (548)      388
  Proceeds from the issuance of long-term debt              1,240       635
  Principal payments on long-term debt                       (774)     (670)
  Dividends                                                  (100)        -

Net cash (used in) provided by financing activities          (629)      450


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -




See accompanying notes.


Supplemental disclosure of non-cash financing activity: In September 1999, the company declared a $70 dividend to Xerox Corporation. As of September 30, 1999, this amount had not been paid and is included in the consolidated balance sheet in Notes payable - Xerox and affiliates.














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

(2) During the first nine months of 1999, the Company redeemed $475 million of fixed-rate notes prior to their final maturity dates.

(3) During the first nine months of 1999, the Company sold a total of $1,240 million of fixed and variable-rate notes that mature at various dates in 2000 and 2014. The notes maturing in 2014 are callable beginning in 2001. The interest rates on these notes have been swapped to LIBOR-based rates.

(4) The Company received proceeds of $750 million in the second quarter 1999 and $400 million in the third quarter 1999 from the securitization of contracts receivable. Pre-tax gains related to these securitizations totaled $28 million and $11 million in the second and third quarters, respectively. The gains are included in Earned income in the consolidated statement of income. The Company retained the servicing rights and certain other beneficial interests associated with the receivables and receives a servicing fee which is recognized as collected over the remaining term of the sold receivables. Recourse amounts associated with the aforementioned sale and securitization are expected to be minimal and adequate reserves are in place to cover potential losses.

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

     Earned income from contracts and notes receivable was $109 million and $97 million for the third quarter of 1999 and 1998, respectively and $344 million and $287 million for the first nine months of 1999 and 1998, respectively. For the quarter-to-date period, $11 million of the increase is due to the gain from the securitization of $400 million of contracts receivable. Excluding this gain, year-over-year earned income was essentially flat. Increased activity was almost entirely offset by the reduction in earned income stemming from the June 1999 securitization and slightly lower
interest rates.   For the year-to-date period, the increase over 1998 was due to the gains from the securitization of $1,150 million of contracts receivable that occurred in both the second and third quarters, as well as a larger average portfolio of contracts receivable. These increases were partially offset by the reduction in earned income stemming from the June 1999 securitization and lower interest rates.

     Interest expense was $59 million and $61 million for the third quarter of 1999 and 1998, respectively, and $186 million and $178 million for the first nine months of 1999 and 1998, respectively. The quarter-to-date decrease is due to the pay down of debt of $750 million as a result of the securitization that occurred in the second quarter and lower weighted-average interest rates partially offset by an increase in the Company's debt-to-equity ratio. The year-to-date increase is due to a larger average portfolio of contracts receivable and an increase in the Company's debt-to-equity ratio partially offset by lower weighted-average interest rates.

     The Company's second and third quarter securitizations of $1,150 million of contracts receivable represented approximately 20% of its investment portfolio. As a result of these transactions, future earned income and interest expense will be correspondingly reduced.

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

     Operating and administrative expenses were $3 million for both the third quarter of 1999 and 1998 and $9 million and $8 million for the first nine months of 1999 and 1998, respectively. These expenses are incurred to administer the contracts receivable purchased from Xerox. The increase over 1998 is due to a larger average portfolio of contracts receivable.

     The effective income tax rate for the first nine months of 1999 and 1998 was 38.9 percent and 40.6 percent, respectively. The decline is due to a decrease in the Company's blended state income tax rate.

8
     The Year 2000 problem is the result of computer programs written in two digits, rather than four, to define the applicable year. As a result, many information systems are unable to properly recognize and process date-sensitive information beyond December 31, 1999. The Company has no Information Technology or Non-Information Technology systems of its own which might require remediation. The Company contracts with Xerox to provide billing and collection services for all of the receivables that it purchases from Xerox. In addition, the Company's business significantly depends on the continuing
ability of Xerox to sell and lease products to customers.   As with all major
companies, certain of Xerox' information systems and products require remediation in order to render the systems Year 2000 compliant. For detailed information regarding Xerox' Year 2000 readiness, reference should be made to the Form 10-Q of Xerox for the fiscal quarter ended September 30, 1999 as filed with the Securities and Exchange Commission. The Company has no independent readiness or contingency plans and does not intend to create any. If Xerox' remediation plans are not completed in a timely manner the Year 2000 problem could potentially have a material adverse impact on the Company's operations. Possible worst case consequences could include: an interruption in our ability to bill and apply collections on the contracts receivable owned by the Company; an interruption in our ability to meet our cash requirements; and a significant reduction in the amount of contracts receivable purchased from Xerox causing a reduction in the Company's income.

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

     Net cash provided by operating activities in the first nine months of 1999 was $73 million or $3 million higher than the $70 million provided in the first nine months of 1998. The increase was primarily due to the growth in net income arising from a larger average portfolio of contracts receivable.

     Net cash provided by investing activities was $556 million in the first nine months of 1999, including the $1,150 million of securitization proceeds. Net cash used by investing activities was $520 million in the first nine months of 1998 reflecting ongoing growth of Xerox equipment sales.

     Net cash used for financing activities was $629 million during the first nine months of 1999 compared to $450 million provided during the same period in 1998. A $605 million increase in term borrowing, and asset sale proceeds, were used to repay third party and inter-company debt, fund a $100 million inter-company dividend and reduce the Company's commercial paper balance.

     At September 30, 1999, the Company had registered domestic shelf capacity of $2.5 billion. In addition, a $4.0 billion Euro-debt facility is available to the Company, Xerox, and Xerox Capital (Europe) plc of which approximately $2.8 billion was unused at September 30, 1999.

9
     The Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks, which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital (Europe) plc and Xerox Overseas Holdings Limited. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain LIBOR reference rates.

     The Company believes that cash provided by continuing operations, funding available through its commercial paper programs supported by its committed credit facility, and its readily available access to the capital markets are more than sufficient to enable the Company to meet its liquidity needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 1999 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

     The Company is exposed to market risk from changes in interest rates that could affect results of operations and financial condition. To assist in managing its interest rate exposure and match funding its principal assets, the Company routinely enters into certain financial instruments, primarily interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving LIBOR-based rate payments in return. Additionally, in order to manage its outstanding commercial paper, the Company opportunistically issues variable- and fixed-rate medium term notes which are swapped to attractive LIBOR-based rates. The Company does not enter into derivative instrument transactions for trading purposes and employs long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

     During the first nine months of 1999, the Company entered into interest rate swap agreements that effectively converted $1,357 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2004 and resulted in a weighted average interest rate of 5.79 percent. The Company also entered into interest rate swap agreements during the first nine months of 1999 that effectively converted $850 million of new fixed-rate debt into variable-rate debt indexed to LIBOR rates. In addition the Company entered into an interest rate swap agreement that effectively converted $390 million of new prime-rate debt into LIBOR-rate debt. These agreements mature in 2000 and 2014. The agreements that mature in 2014 are cancelable by the respective counterparties on interest payment dates beginning in 2001. Cancellation dates within the swap agreements conform to exercise dates of call options embedded in the Company's fixed-rate debt.

     The Company's interest rate hedging is typically unaffected by changes in market conditions as swaps are normally held to maturity in order to lock in interest rate spreads on the underlying transactions.

     As of September 30, 1999, the debt-to-equity ratio was 7.6 to 1. Under the terms of the Amended and Restated Operating Agreement, Xerox has the option, but no obligation, to transfer additional funds to the Company in order to maintain such ratio at a specific level. No such transfers were made during the period covered by this report. It is the Company's intention to maintain the debt-to-equity ratio at no greater than 8 to 1.



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



                                       XEROX CREDIT CORPORATION



November 10, 1999                      BY: /S/ Gregory B. Tayler

                                       Gregory B. Tayler
                                       Vice President, Treasurer and
                                       Chief Financial Officer





































12