Form 10-K
period 1999-12-31
XEROX CREDIT CORP
filed 2000-03-27
CIK 351936

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended:  December 31, 1999
                                      OR
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

   Class                                  Outstanding as of February 29, 2000
Common Stock                                            2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                      THIS DOCUMENT CONSISTS OF 31 PAGES



(1)





To the extent that this Form 10-K Report contains forward-looking statements and information relating to the Registrant, such statements are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate," "believe," "estimate," "expect," "intend," "will" and similar expressions, as they relate to the Registrant or the Registrant's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Registrant does not intend to update these forward-looking statements.


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

      The Company is engaged in financing long-term accounts receivable arising out of equipment sales by Xerox to its Document Processing customers throughout the United States. Contract terms on these accounts receivable range primarily from three to five years.

      The Company purchases from Xerox all receivables due from commercial customers, the Federal Government and non-tax exempt State & Local Government agencies. New contracts are purchased monthly. The Company pays Xerox an administration fee for providing billing and collection services. The purchase price of the contract is calculated as the present value of the future cash flows. The interest rates utilized to discount the cash flows are determined by certain referenced interest rates plus a prescribed spread. The interest rate utilized for the cost calculation is adjusted monthly as each new set of contracts is purchased.

       Xerox is The Document Company and a leader in the global document market, providing document solutions that enhance business productivity. Xerox' Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. Xerox document processing products are principally sold directly to customers by Xerox' worldwide sales force of approximately 15,200 employees and through a network of independent agents, dealers, retail chains, value-added resellers and systems integrators. In addition, Xerox has arrangements with U.S. retail marketing channels to market low-end products not generally suited for distribution through the Xerox direct sales force. The financing of Xerox equipment is generally carried out by the Company in the United States and internationally by foreign financing subsidiaries and divisions in most countries where Xerox operates.







(2)




ITEM 2.     Properties

      The Company does not directly own any facilities in order to carry on its principal business. Its principal executive offices in Stamford, Connecticut are leased facilities of approximately 500 square feet of office space. In Xerox North American Solutions Group located in Rochester, New York, the Company uses less than 1,000 square feet of the total office space. These facilities are deemed adequate by management.

ITEM 3.     Legal Proceedings

      None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      Not Required.

                                   PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      Because the Company is a wholly-owned subsidiary, there is no market for its common shares. Dividends declared during the five years ended December 31 were as follows (in millions):
      1995 - $149; 1996 - $97; 1997 - $41; 1998 - None; and 1999 - $170.

ITEM 6.     Selected Financial Data

      Not Required.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox' sales of equipment. These receivables arise primarily from Xerox equipment being sold under installment sales and sales-type leases, including any residual income related to such leases. In 1999, the Company purchased receivables from Xerox totaling $2,911 million compared to $2,745 and $2,138 million in 1998 and 1997, respectively. The increase in receivables purchases for both years was due to increased equipment sales in the United States. The 1999 increase of 6% was significantly below the 1998 increase of 28% as U.S. revenue growth was significantly affected by the ongoing disruptive impacts of Xerox' customer administration reorganization, preparations for the January, 2000 final phase of the realignment of the sales organization to an industry approach, customer Y2K mitigation efforts and network lockdowns and increased competition. Earned income from contracts receivable increased in 1999 to $435 million from $388 million in 1998 and $351 million in 1997. The 1999 increase was primarily due to gains from the sale of $1,150 million of contracts receivable totaling $39 million and a larger average portfolio of contracts receivable, partially offset by the reduction in earned income of approximately $33 million stemming from the flow-through impact of the 1999 receivable sales and lower interest rates. The 1998 increase was primarily due to a larger average portfolio of contracts receivable, reflecting accelerated growth of Xerox' equipment sales in the United States partially offset by lower average interest rates.

      Interest expense was $243 million in 1999 compared to $240 million in 1998 and $217 million in 1997. The increases were primarily due to larger average portfolios of contracts receivable and an increase in the Company's debt-to-equity ratio, partially offset by a decrease in the cost of debt and debt reduction from the proceeds of receivable sales.

(3)
      The Company's 1999 sales of $1,150 million of contracts receivable represented approximately 20% of its investment portfolio. As a result of these transactions, future earned income and interest expense will be correspondingly reduced.

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

      Operating and administrative expenses were $12 million in 1999 compared to $11 million in 1998 and 1997. These expenses include billing, collection and other administrative costs related to the administration of the contracts receivable purchased from Xerox. The increase over 1998 is due to a larger average portfolio of contracts receivable.

      The effective income tax rate was 38.9 percent in 1999, 40.2 percent in 1998 and 40.7 in 1997. The decline is due to a decrease in the Company's blended state income tax rate.

      The Year 2000 (Y2K) problem is the result of computer programs written in two digits, rather than four, to define the applicable year. As a result, many information systems are unable to properly recognize and process date-sensitive information beyond December 31, 1999. The Company has no Information Technology or Non-Information Technology systems of its own. The Company contracts with Xerox to provide billing and collection services for all of the receivables that it purchases from Xerox. In addition, the Company's business significantly depends on the continuing ability of Xerox to sell and lease products to customers. As with all major companies, certain of Xerox' information systems, products, and other technology interfaces required remediation or replacement in order to render the systems Year 2000 compliant. As of December 31, 1999, remediation and replacement work on all required mission critical and non-mission critical information systems, technology interfaces, facilities and products was completed by Xerox as planned. As a result of these efforts, the Company did not experience any Y2K related business disruptions.

      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and
whether it qualifies for hedge accounting.   Certain of the Company's interest
rate swap contracts hedge cash flow exposures. The accounting for such cash flow hedges under SFAS No. 133 will require the Company to record adjustments to other comprehensive income, including an adjustment at transition. The Company does not expect the implementation of this Statement to have a material effect on its results of operations or financial condition, although shareholder's equity may experience increased volatility. The Company will adopt SFAS No. 133, as amended, beginning January 1, 2001.







(4)


CAPITAL RESOURCES AND LIQUIDITY

      The Company's principal sources of funds are cash from the collection of Xerox contracts receivable, borrowings and cost-efficient use of asset securitizations.

      Net cash provided by operating activities was $107 million in 1999 compared with $81 million in 1998 and $69 million in 1997. The year-to-year increase in 1999 was due to net income growth and higher accrued interest reflecting increased use of medium-term funding in place of short-term commercial paper borrowing. The 1998 increase versus 1997 was primarily due to higher net income.

      Net cash provided by investing activities was $129 million in 1999, including the $1,150 million of securitization proceeds. Net cash used by investing activities was $882 million in 1998 reflecting the effects of Xerox equipment sales growth and slower growth in collections due to an increase in the average length of contracts originated in 1998. Net cash used by investing activities was $333 million in 1997. In both 1999 and 1998 cash collections were negatively impacted by the continued disruptions related to the consolidation of Xerox' U.S. customer administrative centers.

      Net cash used for financing activities was $236 million in 1999 compared to $801 million provided in 1998. The change was primarily due to the proceeds from the sale of receivables being used to reduce outstanding debt. Also during 1999 the Company increased term borrowings outstanding by $1,533 million and reduced the commercial paper balance by $1,350 million. This shift was made in anticipation of potential disruption to the commercial paper market due to Y2K. Net cash provided by financing activities was $801 million in 1998 compared to $264 million in 1997. The 1998 increase was largely a result of higher amounts of notes payable to Xerox and affiliates to support the growth in contracts purchased which more than offset lower cash provided by commercial paper borrowings. Also contributing to the increase was the absence of dividend payments to Xerox in 1998 given the Company's need to retain equity capital to support its accelerated growth.

      At December 31, 1999, the Company had registered domestic shelf capacity of $2 billion. In addition, a $4 billion Euro-debt facility is available to the Company, Xerox and Xerox Capital (Europe) plc ("Xerox Capital"), of which $1,960 million remained unused at December 31, 1999.

      The Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks, which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital and Xerox Overseas Holdings Limited. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain LIBOR reference rates.

      The Company believes that cash provided by operations, funding available through its commercial paper programs supported by its committed credit facility, and its readily available access to the capital markets are more than sufficient to enable the Company to meet its liquidity needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 2000 and decisions regarding the size and timing of new term debt financing and any asset securitization activity will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

      Xerox' and the Company's present credit ratings permit ready access to the credit markets. There is no assurance that these credit ratings can be maintained and/or that the Company will continue to have ready access to the credit markets. In December 1999, Moody's Investors Service, Inc. announced that the long and short term credit ratings of Xerox and its financially supported subsidiaries are under review for possible downgrade, Standard & Poor's announced a negative outlook for Xerox' and the Company's ratings and Fitch IBCA, Inc. placed Xerox' and its subsidiaries' debt ratings on "RatingAlert-Negative". A downgrade or lowering in such ratings could result in higher borrowing costs for the Company in future periods.
(5)

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

     During 1999, the Company entered into interest rate swap agreements that effectively converted $1,824 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2004 and resulted in a weighted average interest rate of 5.96 percent. The Company also entered into interest rate swap agreements during 1999 that effectively converted $1,718 million of new fixed-rate debt into variable-rate debt indexed to LIBOR rates. In addition the Company entered into an interest rate swap agreement that effectively converted $390 million of new prime-rate debt into LIBOR-rate debt. These agreements mature in 2000, 2002, 2003 and 2014. The agreements that mature in 2014 are cancelable by the respective counterparties on interest payment dates beginning in 2001. Cancellation dates within the swap agreements conform to exercise dates of call options embedded in the Company's fixed-rate debt.

      Many of the financial instruments the Company uses are sensitive to changes in interest rates. Hypothetically, interest rate changes result in gains or losses related to the market value of the Company's term debt and interest rate swaps due to differences between current market interest rates and the stated interest rates within the instrument. Applying an assumed 10 percent reduction or increase in the yield curves at December 31, 1999, the fair value of the Company's term debt and interest swaps would increase or decrease by approximately $34 million.

      The Company's interest rate hedging is unaffected by changes in market conditions because swaps are normally held to maturity in order to lock in interest rate spreads on the underlying transactions.

      As of December 31, 1999, the Company's overall debt-to-equity ratio was
8.0 to 1. Under the terms of the Amended and Restated Operating Agreement, Xerox has the option, but no obligation, to transfer additional funds to the Company in order to maintain such ratio at a specific level. No such transfers were made during the periods covered by this report. It is the Company's intention to maintain the debt-to-equity ratio at no greater than 8 to 1.

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










(6)



Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the ninth through twelfth paragraphs under the caption "Capital Resources and Liquidity" in Item 7 above is hereby incorporated by reference in answer to this Item.

ITEM 8.     Financial Statements and Supplementary Data


      The financial statements of the Company and its consolidated subsidiaries and the notes thereto and the report thereon of KPMG LLP, independent auditors, are set forth on pages 9 through 22 hereof.


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

      Not Required.

ITEM 13.    Certain Relationships and Related Transactions

      Not Required.
                                   PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) and (2) The financial statements and the report of independent auditors thereon filed herewith are set forth in the Index to Financial Statements included herein.

            (3) The exhibits filed herewith are set forth in the Exhibit Index included herein.

      (b)   A Current Report on Form 8-K dated December 10, 1999 reporting
Item 5 "Other Events" was filed during the last quarter of the period covered by this Report.














(7)






      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               XEROX CREDIT CORPORATION


                               BY /s/ Richard Ragazzo________________

(NAME AND TITLE)               Richard Ragazzo, Vice President,
                               Treasurer and Chief Financial Officer

                               March 27, 2000


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 27, 2000





Principal Executive Officer:
  Eunice M. Filter             /s/ Eunice M. Filter______________
                               President, Chief Executive Officer
                                 and Director


Principal Financial Officer:
  Richard Ragazzo              /s/ Richard Ragazzo________________
                               Vice President, Treasurer and
                                 Chief Financial Officer

Principal Accounting Officer:
  Gary R. Kabureck             /s/ Gary R. Kabureck_________
                               Controller

Directors:


/s/ Donald R. Altieri______
Donald R. Altieri, Director


/s/ Barry D. Romeril_______
Barry D. Romeril, Director












(8)




                          XEROX CREDIT CORPORATION
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements:

Report of Independent Auditors

Consolidated statements of income for each of the years in the three-year period ended December 31, 1999

Consolidated balance sheets at December 31, 1999 and 1998

Consolidated statements of shareholder's equity for each of the years in the three-year period ended December 31, 1999

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1999

Notes to consolidated financial statements



Schedules:

All schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements or notes thereto.































(9)







                       Report of Independent Auditors



The Board of Directors
Xerox Credit Corporation:

We have audited the consolidated financial statements of Xerox Credit Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xerox Credit Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/ KPMG LLP

KPMG LLP
Stamford, Connecticut
January 25, 2000
























(10)




                            XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 1999, 1998 and 1997
                                  (In Millions)


                                               1999        1998        1997

Earned Income:

    Contracts receivable                      $ 435       $ 388       $ 351


Expenses:

    Interest                                    243         240         217
    Operating and administrative                 12          11          11

        Total expenses                          255         251         228


Income before income taxes                      180         137         123

Provision for income taxes                       70          55          50


Net income                                    $ 110       $  82       $  73




The accompanying notes are an integral part of the consolidated financial statements.






























(11)




                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                                 (In Millions)

                                     ASSETS
                                                           1999         1998

Cash and cash equivalents                               $     -      $     -

Investments:
    Contracts receivable                                  5,653        5,789
    Notes receivable - Xerox and affiliates                  56           56
    Unearned income                                        (647)        (700)
    Allowance for losses                                   (138)        (136)
        Total investments                                 4,924        5,009

Other assets                                                 16           30

        Total assets                                    $ 4,940      $ 5,039


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Commercial paper                                $   160      $ 1,510
        Current portion of notes payable after one year   2,025        1,175
        Notes payable - Xerox and affiliates                717        1,035
    Notes payable after one year                          1,330          647
    Due to Xerox Corporation, net                            97           34
    Accounts payable and accrued liabilities                 52           34
    Deferred income taxes                                    29           14

        Total liabilities                                 4,410        4,449

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                  23           23
    Additional paid-in capital                              219          219
    Retained earnings                                       288          348

        Total shareholder's equity                          530          590

        Total liabilities and shareholder's equity      $ 4,940      $ 5,039




The accompanying notes are an integral part of the consolidated financial statements.












(12)




                           XEROX CREDIT CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                Years Ended December 31, 1999, 1998 and 1997
                                 (In Millions)

                                      Additional
                              Common   Paid-In   Retained
                               Stock   Capital   Earnings     Total



Balance at December 31, 1996  $  23    $ 219      $ 234     $  476

Net Income                        -        -         73         73

Dividends                         -        -        (41)       (41)




Balance at December 31, 1997     23      219        266        508

Net Income                        -        -         82         82

Dividends                         -        -          -          -



Balance at December 31, 1998     23      219        348        590

Net Income                        -        -        110        110

Dividends                         -        -       (170)      (170)





Balance at December 31, 1999  $  23    $ 219      $ 288     $  530
















The accompanying notes are an integral part of the consolidated financial statements.





(13)





                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1999, 1998 and 1997
                                   (In Millions)

                                                      1999     1998     1997
Cash Flows from Operating Activities
  Net income                                        $  110   $   82   $   73
  Adjustments to reconcile net income to net cash
   provided by  operating activities:
       Net gain on sales of contracts receivable           (24)       -        -
   Net change in operating assets and liabilities       21       (1)      (4)

Net cash provided by operating activities              107       81       69

Cash Flows from Investing Activities
  Purchases of investments                          (2,911)  (2,745)  (2,138)
  Proceeds from investments                          1,890    1,863    1,805
  Proceeds from sales of contract receivables        1,150        -        -


Net cash provided by (used in) investing activities    129     (882)    (333)

Cash Flows from Financing Activities
  Change in commercial paper, net                   (1,350)      82      302
  Change in notes payable-Xerox and affiliates, net   (249)     883      141
  Proceeds from long-term debt                       2,608      635      751
  Principal payments of long-term debt              (1,075)    (799)    (889)
  Dividends                                           (170)       -      (41)

Net cash provided by (used in) financing activities   (236)     801      264


  Change in cash and cash equivalents                    -        -        -

  Cash and cash equivalents, beginning of year           -        -        -

  Cash and cash equivalents, end of year            $    -   $    -   $    -





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

Sale of Contract Receivables

      The Company periodically sells contract receivables through special purpose subsidiaries, retains the servicing rights and certain other beneficial interests, and receives a servicing fee which is recognized as collected over the remaining term of the related sold contract receivables. Gains or losses from the sale of contract receivables are recognized in the period in which the sale occurs. In determining the gain or loss on each qualifying sale of contract receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values at the date of sale. The retained interest includes interest only (IO) strips, subordinated receivable interests, and allowance for credit losses. These financial instruments are recorded at market value.

Allowance for Losses

      Xerox computes the allowance for losses on all contracts based upon historical experience and current trends. When the Company purchases the contracts from Xerox, the portion of Xerox' allowance allocable to the purchased contracts is deducted from the purchase price and recorded as Allowance for Losses by the Company. If more contracts are charged off than were forecast in the initial allowance for loss calculation, Xerox reimburses the Company for the excess charge-offs. The resultant effect is to relieve the Company of any exposure with regard to write-offs associated with the contracts receivable purchased from Xerox, and therefore, no bad debt expense is included in the Company's Consolidated Statements of Income.

Charge-Off of Delinquent Receivables

      The Company's policy with respect to the charge-off of delinquent receivables is that receivables are charged-off as soon as it becomes apparent that the collection of the receivables through normal means is unlikely.






(15)


                              XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

      The fair value of cash and cash equivalents and commercial paper approximate carrying amounts due to the short maturities of these instruments. The fair value of investments, interest rate swaps, and notes payable are discussed in Notes 3, 4, and 5, respectively.

Accounting Changes

      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and
whether it qualifies for hedge accounting.   Certain of the Company's interest
rate swap contracts hedge cash flow exposures. The accounting for such cash flow hedges under SFAS No. 133 will require the Company to record adjustments to other comprehensive income, including an adjustment at the date of transition. The Company does not expect the implementation of this Statement to have a material effect on its results of operations or financial condition, although shareholder's equity may experience increased volatility. The Company will adopt SFAS No. 133, as amended, beginning January 1, 2001.

Reclassifications

      Certain prior year balances have been reclassified to conform to the current year presentation.

(2) Allowance for Losses

The analysis of the Allowance for Losses for the three-year period ending December 31, 1999 is as follows ($ in millions):

                                    Additions

                      Balance   Charged   Retained               Balance
                        at        to         at                    at
                      Beginning  Costs      Time                   End
                        of        and        of                    of
                      Period    Expenses  Purchase   Deductions  Period
                                                         (A)
        1999

Allowance for losses   $ 136    $    -     $  81     $   79      $ 138

        1998

Allowance for losses   $ 131    $    -     $  52     $   47      $ 136

        1997

Allowance for losses   $ 123    $    -     $  60     $   52      $ 131


(A)   Amounts written-off, net of recoveries.





(16)



                              XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)   Investments

      Contracts receivable represent purchases of long-term trade accounts receivable from Xerox. These receivables arise from Xerox equipment being sold under installment sales and sales-type leases. Contract terms on these receivables range primarily from three to five years and are generally collateralized by a security interest in the underlying assets. The Company purchased receivables from Xerox totaling $2,911 million in 1999, $2,745 million in 1998, and $2,138 million in 1997. The Company was charged $10 million in 1999 and $9 million in 1998 and 1997 by Xerox for administrative costs associated with the contracts receivable purchased.

      The Company is not required to determine the fair value of these receivables, however management believes that as of December 31, 1999 any revaluation of the contracts receivable would result in a fair value in excess of the carrying value of these receivables.

      The scheduled maturities of customer financing contracts receivable at December 31, 1999 are as follows (in millions):

     2000                    $2,084
     2001                     1,399
     2002                     1,091
     2003                       713
     2004                       344
     Thereafter                  22

     Total                   $5,653

Experience has shown that a portion of these contracts receivable will be prepaid prior to maturity. Accordingly, the preceding schedule of contractual maturities should not be considered a forecast of future cash collections.

      Included in the $56 million notes receivable balance from Xerox and affiliates are interest bearing demand receivables from related parties.

      During 1999, the Company received proceeds of $1,150 million from the sale of contracts receivable. The net pre-tax benefit related to these sales was approximately $27 million and is included in the consolidated statement of income as follows ($ in millions):

     Gain on initial sale transactions included in Earned Income    $39
     Flow through impact of lower interest income in Earned Income  (33)
     Flow through impact of lower interest expense in Interest       21

     Net pre-tax benefit                                            $27

Recourse amounts associated with the aforementioned sale are expected to be minimal and adequate reserves are in place to cover potential losses.











(17)




                              XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   Notes Payable

 A summary of notes payable at December 31, 1999 and 1998 follows:
                                                             (In Millions)
                                                           1999         1998

        Floating Rate Notes due 1999                     $    -       $  300
        10.00% Notes due 1999                                 -          150
        6.50% Euro Medium Term Notes due 1999                 -          150
        Floating Rate Notes due 2000 (a)                    643           53
        Medium Term Notes due 2000 (b)                    1,025          225
        5.40% Euro Medium Term Notes due 2000               148          148
        Floating Rate Notes due 2001 (a)                    300            -
        Medium Term Notes due 2001 (b)                       26          126
        6.00% Euro Medium Term Notes due 2002		    180		   -
        0.80% Yen Denominated Medium Term Notes due 2001(c) 488		   -
        2.875% Medium Term Notes due 2002 (d)                 -          250
	6.10% Euro Medium Term Notes due 2003		    200		   -
        Medium Term Notes due 2007                            -           25
        Medium Term Notes due 2008 (b,e)                     25           25
        Medium Term Notes due 2012 (b,f)                    125          225
        Medium Term Notes due 2013 (b,g)                     60           60
        Medium Term Notes due 2014 (b)                       50            -
        Medium Term Notes due 2018 (b,h)                     25           25
        Floating Rate Notes due 2048 (i)                     60           60

            Subtotal                                     $3,355       $1,822
            Less current maturities                      (2,025)      (1,175)

            Total Notes Payable after one year           $1,330       $  647

(a) The notes carry interest rates which are based primarily on spreads above or below certain reference rates such as U.S. LIBOR.

(b) Medium Term Notes due in 2000, 2001 and 2008 through 2018 have weighted average interest rates of 5.33%, 3.25% and 6.70%, respectively.

(c) Represents synthetic US$ obligation as a result of a cross-currency interest rate swap. This interest rate swap converts the notes to U.S. LIBOR based funding.

(d) $250 million of cash exchangeable equity-linked notes were exchanged at a premium based on Xerox' stock price. However, the Company had entered into a swap to limit the principal payment at maturity to $250 million. These notes were called during 1999.

(e) $25 million of Medium Term Notes due 2008 are expected to be called in 2000.

(f) $100 million of Medium Term Notes due 2012 are expected to be called in 2000.

(g) $60 million of Medium Term Notes due 2013 are expected to be called in 2000.

(h) $25 million of Medium Term Notes due 2018 are expected to be called in 2000.

(i) The notes mature August 15, 2048 and are repayable annually each August 15th at the option of the noteholders. The outstanding notes are classified as notes payable after one year since the Company has the


(18)

                             XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   Notes Payable (Continued)

      ability to refinance them on a long-term basis, if required. The interest rate is indexed to rates on commercial paper placed for issuers whose bond rating is "AA" or the equivalent as reported in Federal Reserve Statistical Release H.15 (519), which at year-end was 5.13 percent.

       Expected principal repayments on notes payable during the next five years are (in millions):

               2000                   $ 2,025
               2001                       402
               2002                       668
               2003                       200
               2004 and Thereafter         60

               Total                  $ 3,355

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

      Interest payments on notes payable for 1999, 1998 and 1997 were $161 million, $152 million, and $132 million, respectively. Interest payments on commercial paper for 1999, 1998 and 1997 were $62 million, $87 million and $79 million, respectively. The weighted-average commercial paper interest rates for 1999, 1998 and 1997 were 5.1 percent, 5.5 percent and 5.6 percent, respectively.

      At December 31, 1999 and 1998, carrying values of notes payable totaled $3,355 million and $1,822 million, respectively. The fair values of the Company's notes payable at December 31, 1999 and 1998 were $3,316 million and $1,886 million, respectively, based on quoted market prices for the Company's notes or those of comparable issuers with similar features and maturity dates. The difference between the fair value and the carrying value represents the theoretical net discount or premium the Company would have received or paid if it had retired all notes payable at December 31, 1999 or 1998, respectively. Except as disclosed above, the Company has no plans to retire its notes payable prior to their call or final maturity dates.

      The original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue.


(5)   Lines of Credit and Interest Rate Swaps

       At December 31, 1999, the Company and Xerox had joint access to a $7 billion revolving credit agreement with various banks, which expires in 2002. The agreement is also accessible by Xerox Capital (Europe) plc (Xerox Capital) and Xerox Overseas Holdings Limited up to a limit of $4 billion. This agreement is unused and is available to back the issuance of commercial paper. At December 31, 1999, the Company had a total of $160 million of commercial paper outstanding. The average interest rate on commercial paper outstanding at December 31, 1999 was 5.93 percent. In addition, a $4 billion Euro-debt facility is available to the Company, Xerox and Xerox Capital, of which $1,960 million remained unused at December 31, 1999.


(19)

                              XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)   Lines of Credit and Interest Rate Swaps (Continued)

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

      The aggregate notional amounts of interest rate swaps outstanding at December 31, 1999 and 1998 are as follows:
                                                      (In Millions)
                                                  1999             1998
Pay fixed/receive variable                      $4,206           $3,709
Pay variable/receive variable                      443               53
Pay variable/receive fixed                       2,352            1,259

                                                $7,001           $5,021

Average interest payment rates                    5.94%            5.67%


      These arrangements were entered into to ensure that, when taking into account the characteristics of its debt portfolio (described in Footnote 4) the Company is adequately match funded.

      At December 31, 1999 and 1998, the Company's swap agreements had aggregate net fair values of $16 million and $31 million, respectively. These values represent the estimated net amounts the Company would have received if all agreements had been terminated/replaced as of December 31, 1999 and 1998, respectively. The fair values for interest rate swap agreements were calculated by the Company based on market conditions as of the respective year-ends and supplemented with quotes from banks. The Company has no present plans to terminate/replace a significant portion of these agreements prior to their scheduled maturities.

             The maturities of the Company's swaps outstanding as of December 31, 1999 are: 2000 - $3,276 million, 2001 - $1,344 million,
2002 - $1,406 million, 2003 - $593 million, 2004 and thereafter - $382 million.




(20)



                              XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   Income Taxes

      Income taxes are provided at statutory rates based on income before income taxes exclusive of the amortization of investment tax credits and earnings not subject to Federal taxation. Substantially all of the Company's operations are included in Xerox' consolidated income tax returns. In connection with these consolidated returns, the Company paid Xerox $58 million, $62 million, and $54 million in 1999, 1998 and 1997, respectively. The Company paid $2 million in 1999 and less than $1 million in each of 1998 and 1997 to taxing authorities for Company operations not included in Xerox' consolidated tax returns.

      The components of income before income taxes and the provision for income taxes are as follows:
                                                         (In Millions)
                                                    1999      1998      1997

Income before income taxes:                       $  180    $  137    $  123

Federal income taxes
    Current                                       $   52    $   48    $   43
    Deferred                                          11         -         -

State income taxes
    Current                                            6         7         7
    Deferred                                           1         -         -

        Total provision for income taxes          $   70    $   55    $   50


     A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:
                                                    1999      1998      1997

U.S. Federal statutory rate                         35.0%     35.0%     35.0%
State income taxes, net of Federal
    income tax benefit                               3.9       5.2       5.7

Effective tax rate                                  38.9%     40.2%     40.7%


      The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 1999 and 1998 follows:
                                                     (In Millions)
                                                   1999          1998
Tax effect of future tax deductions:
     Real estate and other                       $    6        $    9
Tax effect of future taxable income:
     Asset securitizations                          (12)            -
     Leveraged leases and other                     (23)          (23)

        Total deferred taxes, net                $  (29)       $  (14)

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

(8)   Quarterly Results of Operations (Unaudited)

      A summary of interim financial information follows:
                                                 (In Millions)
                                 First    Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter   Total
1999

Earned income                   $  104   $  131    $  109    $   91    $  435
Interest expense                    66       61        59        57       243
Operating and administrative
    expenses                         3        3         3         3        12

Income before income taxes          35       67        47        31       180

Income taxes                        14       26        18        12        70

Net income                      $   21   $   41    $   29    $   19    $  110

1998

Earned income                   $   94   $   96    $   97    $  101    $  388
Interest expense                    59       58        61        62       240
Operating and administrative
    expenses                         3        2         3         3        11

Income before income taxes          32       36        33        36       137

Income taxes                        13       15        13        14        55

Net income                      $   19   $   21    $   20    $   22   $    82



















(22)




                              XEROX CREDIT CORPORATION
                                     Form 10-K
                        For the Year Ended December 31, 1999

                                 Index of Exhibits

Document

(3)   (a)   Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.


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


      (b) Indenture dated as of October 2, 1995 between Registrant and State Street Bank and Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement Nos. 33-61481 and 333-29677.


      (c) Indenture dated as of April 1, 1999 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or Executive
Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement No. 33-61481.











(23)





                           XEROX CREDIT CORPORATION
                                  Form 10-K
                     For the Year Ended December 31, 1999

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

(23)       Consent of KPMG LLP.

           See Page 31 of this Report on Form 10-K.

(27)       Financial Data Schedule (Electronic Form Only)














(24)