Form 10-Q
period 2000-03-31
XEROX CREDIT CORP
filed 2000-05-12
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 2000
                                      OR
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

   Class                                   Outstanding as of April 30, 2000
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















































(2)





                       XEROX CREDIT CORPORATION
                               Form 10-Q
                            March 31, 2000

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

Financial Data Schedule           (filed in electronic form only)














(3)





PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)

                                                           Three Months Ended
                                                                March 31,
                                                              2000     1999



Earned income:
   Contracts receivable                                     $  103    $  104
Expenses:
   Interest                                                     67        66
   Operating and administrative                                  3         3

      Total expenses                                            70        69

Income before income taxes                                      33        35

Provision for income taxes                                      13        14


Net income                                                  $   20    $   21


See accompanying notes.





























(4)





                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                      March 31,   December 31,
                                                          2000          1999
                                                      (UNAUDITED)


Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 5,876         5,653
    Notes receivable - Xerox and affiliates                 56            56
    Unearned income                                       (678)         (647)
    Allowance for losses                                  (149)         (138)
        Total investments                                5,105         4,924

Other assets                                                16            16

        Total assets                                   $ 5,121       $ 4,940


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,403      $    160
      Current portion of notes payable after one year    1,301         2,025
      Notes Payable - Xerox and affiliates                 400           717
    Notes payable after one year                         1,305         1,330
    Due to Xerox Corporation, net                           93            97
    Accounts payable and accrued liabilities                40            52
    Deferred income taxes                                   29            29

        Total liabilities                                4,571         4,410

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      308           288

        Total shareholder's equity                         550           530

        Total liabilities and shareholder's equity     $ 5,121       $ 4,940




See accompanying notes.









(5)





                               XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                           Three Months Ended
                                                                March 31,
                                                             2000      1999
Cash Flows from Operating Activities
  Net income                                               $   20    $   21
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net change in operating assets and liabilities            (10)       16

Net cash provided by operating activities                      10        37

Cash Flows from Investing Activities
  Purchases of investments                                   (617)     (589)
  Proceeds from investments                                   431       502

Net cash used in investing activities                        (186)      (87)

Cash Flows from Financing Activities
  Change in commercial paper, net                           1,243      (189)
  Change in notes with Xerox and affiliates, net	     (317)     (536)
  Proceeds from long-term debt                                 50       850
  Principal payments on long-term debt                       (800)      (75)

Net cash provided by financing activities                     176        50


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -




See accompanying notes.



















(6)





                          XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements


(1) The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Credit Corporation (the "Company") in accordance with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the operating results for the interim periods presented have been made.

(2) During the first three months of 2000, the Company redeemed $800 million of fixed-rate notes on their maturity dates.

(3) During the first three months of 2000, the Company sold a total of $50 million of adjustable-rate notes that mature in 2002. The interest rates on these notes have been swapped to LIBOR-based rates.

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

     Earned income from contracts and notes receivable was $103 million and $104 million for the first three months of 2000 and 1999, respectively. The slight decrease was primarily due to a smaller average portfolio of contracts receivable resulting from the flow-through impact of the 1999 receivable sales partially offset by higher interest rates.

     Interest expense increased slightly to $67 million in the first quarter of 2000 from $66 million in the same period in 1999. The increase is due to higher interest rates and the increase in the Company's debt-to-equity ratio partially offset by a smaller average portfolio of contracts receivable resulting from the flow-through impact of the 1999 receivable sales.

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

     Operating and administrative expenses were $3 million for the first quarter of 2000 and 1999. These expenses are incurred to administer the contracts receivable purchased from Xerox.

     The effective income tax rate for the first three months of 2000 and 1999 was 38.9 percent.

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


(8)




CAPITAL RESOURCES AND LIQUIDITY

     The Company's principal sources of cash are from the collection of Xerox contracts receivable and borrowings.

     Net cash provided by operating activities was $10 million in the first three months of 2000 compared to $37 million provided by operating activities during the same period in 1999. The decrease was primarily due to the timing of interest payments. During the first three months of 2000, accrued interest decreased primarily due to the increased use of short-term commercial paper to refinance medium-term borrowings. During the first three months of 1999, accrued interest grew primarily due to increased use of medium-term funding in place of short-term commercial paper borrowings.

     Net cash used in investing activities was $186 million in the first three months of 2000 compared to $87 million in the first three months of 1999.
This change reflects both the effects of Xerox equipment sales growth and lower first quarter 2000 collections resulting from 1999 securitization activity.

     The changes in operating and investing cash flows resulted in net cash from financing activities of $176 million during the first three months of 2000, versus $50 million provided by financing activities during the same period in 1999. During the first three months of 2000, commercial paper balances were increased from an abnormally low Y2K contingency level at year-end 1999.

     At March 31, 2000, the Company had registered domestic shelf capacity of $1,950 million. In addition, a $4 billion Euro-debt facility is available to the Company, Xerox and Xerox Capital (Europe) plc ("Xerox Capital"), of which $1,865 million was unused at March 31, 2000.

     The Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital and Xerox Overseas Holdings Limited. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain LIBOR reference rates.

     Xerox' and the Company's present credit ratings, including the following events, enable ready access to the credit markets. On April 6, 2000, Moody's Investors Service, Inc. announced that the long and short term credit ratings of Xerox and its financially supported subsidiaries (including the Company) were downgraded to A3 from A2 and to Prime-2 from Prime-1, respectively. On April 7, 2000, Fitch IBCA announced that the long-term credit rating of Xerox and its subsidiaries (including the Company) was downgraded to A from A+. Simultaneously, Fitch re-affirmed Xerox and its subsidiaries short-term ratings at F1. In December 1999, Standard & Poor's announced a negative outlook for Xerox' and the Company's ratings. On May 11, 2000, following the announcement of the resignation of Xerox' President and CEO G. Richard Thoman, Standard and Poor's placed the Company's credit ratings on "CreditWatch with negative implications". The downgrades and negative outlook will result in somewhat higher borrowing costs for the Company in future periods as debt is refinanced. There is no assurance that these credit ratings can be maintained and/or that the Company will continue to have ready access to the credit markets in the future.

     The Company believes that cash provided by continuing operations, funding available through its commercial paper program supported by its committed credit facility, and its readily available access to the global capital markets are more than sufficient to enable the Company to meet its financing needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 2000 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.
(9)




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

     During the first three months of 2000, the Company entered into interest rate swap agreements that effectively converted $814 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2005 and resulted in a weighted average interest rate of 7.06 percent. The Company also entered into an interest rate swap agreement during the first quarter of 2000 that effectively converted $50 million of adjustable-rate debt into variable-rate debt indexed to LIBOR rates. This agreement matures in 2002.

     The Company's interest rate hedging is typically unaffected by changes in market conditions as swaps are normally held to maturity consistent with the Company's objective to lock in interest rate spreads on the underlying transactions.

     As of March 31, 2000, the debt-to-equity ratio was 8.0 to 1. Under the terms of the Amended and Restated Operating Agreement, Xerox has the option, but no obligation, to transfer additional funds to the Company in order to maintain such ratio at a specific level. No such transfers were made during the period covered by this report. It is the Company's intention to maintain the debt-to-equity ratio at no greater than 8 to 1.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the ninth, tenth and eleventh paragraphs under the caption "Capital Resources and Liquidity" in Item 2 above is hereby incorporated by reference in answer to this Item.


















(10)




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 3  (a) Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980.

                               Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the Year ended December 31, 1999.

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



                                       XEROX CREDIT CORPORATION



May 12, 2000                           BY: /s/ Richard Ragazzo

                                       Richard Ragazzo
                                       Vice President, Treasurer and
                                       Chief Financial Officer







































(12)