Form 10-Q
period 2000-06-30
XEROX CREDIT CORP
filed 2000-08-11
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 2000
                                      OR
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

   Class                                   Outstanding as of July 31, 2000
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














                       XEROX CREDIT CORPORATION
                               Form 10-Q
                            June 30, 2000


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

   Financial Data Schedule        (filed in electronic form only)











PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)


                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          2000     1999        2000     1999
Earned income:
  Contracts and notes receivable         $ 108    $ 103       $ 211    $ 207
  Gain on securitization                     -       28           -       28
    Total earned income                    108      131         211      235

Expenses:
  Interest                                  70       61         137      127
  Operating and administrative               3        3           6        6
    Total expenses                          73       64         143      133

Income before income taxes                  35       67          68      102

Provision for income taxes                  14       26          27       40

Net income                               $  21    $  41       $  41    $  62





See accompanying notes.
























                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                       June 30,   December 31,
                                                          2000          1999
                                                      (UNAUDITED)


Cash and cash equivalents                              $     -       $     -

Investments:
    Contracts receivable                                 5,976         5,653
    Notes receivable - Xerox and affiliates                 25            56
    Unearned income                                       (687)         (647)
    Allowance for losses                                  (131)         (138)
        Total investments                                5,183         4,924

Other assets                                                29            16

        Total assets                                   $ 5,212       $ 4,940


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Notes payable within one year:
      Commercial paper                                 $ 1,048      $    160
      Current portion of notes payable after one year      712         2,025
      Notes Payable - Xerox and affiliates                   -           717
    Notes payable after one year                         2,753         1,330
    Due to Xerox Corporation, net                           74            97
    Accounts payable and accrued liabilities                24            52
    Deferred income taxes                                   30            29

        Total liabilities                                4,641         4,410

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      329           288

        Total shareholder's equity                         571           530

        Total liabilities and shareholder's equity     $ 5,212       $ 4,940




See accompanying notes.






                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                           Six Months Ended
                                                                June 30,
                                                             2000      1999
Cash Flows from Operating Activities
  Net income                                               $   41    $   62
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net gain on securitization of contracts receivable          -       (17)
    Net change in operating assets and liabilities            (15)        3

Net cash provided by operating activities                      26        48

Cash Flows from Investing Activities
  Purchases of investments                                 (1,200)   (1,340)
  Proceeds from investments                                   887     1,012
  Proceeds from asset securitization                            -       750

Net cash (used in)/provided by investing activities          (313)      422

Cash Flows from Financing Activities
  Change in commercial paper, net                             888      (890)
  Change in notes with Xerox and affiliates,net              (711)     (295)
  Proceeds from long-term debt                              1,525     1,240
  Principal payments on long-term debt                     (1,415)     (525)

Net cash provided by/(used in) financing activities           287      (470)


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -




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

(2) During the first six months of 2000, the Company redeemed $1,415 million of fixed and variable-rate notes on their final maturity dates.

(3) During the first six months of 2000, the Company sold a total of $1,525 million of term debt consisting of $260 million of 3 year fixed-rate Medium Term Notes, 130 billion Yen ($1,215 million) of 5 and 7 year notes and $50 million of 2 year adjustable-rate notes. Interest payments on these notes have been swapped to LIBOR-based rates.

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



























Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox's sold equipment. These receivables arise primarily from Xerox equipment being sold under installment sales and sales-type leases, including any residual income related to such leases.

     Total earned income was $108 million and $131 million for the second quarter of 2000 and 1999, respectively and $211 million and $235 million for the first six months of 2000 and 1999, respectively. The decrease includes the effect of a $28 million gain from the securitization of $750 million of contracts receivable in June of 1999 and a smaller average portfolio size in the first six months of 2000 caused by the flow through effects of the 1999 second and third quarter securitization activity. These impacts were partially offset by somewhat higher interest rates during the first six months of 2000 as compared to the first six months of 1999.

     Interest expense was $70 million and $61 million for the second quarter of 2000 and 1999, respectively, and $137 million and $127 million for the first six months of 2000 and 1999, respectively. The increase is due to higher interest rates and the increase in the Company's debt-to-equity ratio, partially offset by a smaller average portfolio of contracts receivable resulting from the flow-through effects of the 1999 securitization activity.

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

     Operating and administrative expenses were $3 million for both the second quarter of 2000 and 1999, respectively, and $6 million for both the first six months of 2000 and 1999, respectively. These expenses are incurred to administer the contracts receivable purchased from Xerox.

     The effective income tax rate for the first six months of 2000 and 1999 was 39.7 percent and 39.2 percent, respectively.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for based upon the use of the derivative and
whether it qualifies for hedge accounting.   Certain of the Company's interest
rate swap contracts hedge cash flow exposures. The accounting for such cash flow hedges under SFAS No. 133 will require the Company to record adjustments to other comprehensive income, including an adjustment at transition. The Company does not expect the implementation of this Statement to have a material effect on its results of operations or financial condition, although shareholders' equity may experience increased volatility. The Company will adopt SFAS No. 133, as amended, beginning January 1, 2001.




CAPITAL RESOURCES AND LIQUIDITY

     The Company's principal sources of funds are cash from the collection of Xerox contracts receivable, borrowings and cost-efficient use of asset securitization.

     Net cash provided by operating activities was $26 million in the first six months of 2000 compared to $48 million during the same period in 1999. The decrease was primarily due to the timing of interest payments. During the first six months of 2000, accrued interest decreased as commercial paper balances, which have a shorter interest payment cycle, were increased from an abnormally low Y2K contingency level at year end 1999. During the fourth quarter of 1999, accrued interest grew primarily due to increased use of medium-term funding in place of short-term commercial paper borrowings.

     Net cash used in investing activities was $313 million in the first six months of 2000 compared to $422 million provided by investing activities during the same period in 1999. The 1999 period includes the receipt of $750 million related to the securitization of contract receivables in the second quarter. Net cash used in investing activities was $328 million in the first six months of 1999, excluding the second quarter securitization. The change in the same period from 1999 to 2000 reflects both the effects of lower Xerox equipment sales growth in 2000 and lower first half 2000 collections resulting from 1999 securitization activity.

     The changes in operating and investing cash flows resulted in net cash provided from financing activities of $287 million during the first six months of 2000, versus $470 million used in financing activities during the same period in 1999. During the first six months of 2000, commercial paper balances were increased from an abnormally low Y2K contingency level at year-end 1999.

     At June 30, 2000, the Company had registered domestic shelf capacity of $2,000 million. In addition, a $4 billion Euro-debt facility was available to the Company, Xerox and Xerox Capital (Europe) plc ("Xerox Capital"), of which $900 million was unused at June 30, 2000. In July 2000, the Euro-debt facility was increased to $6.5 billion, providing an additional $2.5 billion in borrowing capacity.

     The Company and Xerox have joint access to a $7 billion revolving credit agreement with various banks, which expires in 2002. Up to $4 billion of this revolver is also accessible by Xerox Capital and Xerox Overseas Holdings Limited. Any amounts borrowed under this facility would be at rates based, at the borrower's option, on spreads above certain LIBOR reference rates.

     Xerox's and the Company's present credit ratings, which reflect the following events, enable ready access to the credit markets.

* On July 26, 2000, Moody's placed the long-term ratings of Xerox under review for possible downgrade.

* On July 27, 2000, Standard & Poor's lowered its senior debt and commercial paper ratings for Xerox and the Company from A to A-, and from A-1 to A-2, respectively and maintained its negative CreditWatch on the Company's senior debt.

These actions will result in higher borrowing costs for the Company as debt is refinanced. There is no assurance that these credit ratings will be maintained and/or that the Company will continue to have ready access to the credit markets in the future.

     The Company believes that cash provided by operations, funding available through its commercial paper program supported by its committed credit facility, and its available access to the global capital markets are more than sufficient to enable the Company to meet its financing needs. New borrowing associated with the financing of customer purchases of Xerox equipment will continue in 2000 and decisions regarding the size and timing of any new term debt financing will be made based on cash flows, match funding needs, refinancing requirements and capital market conditions.

     The Company is exposed to market risk from changes in interest rates that could affect results of operations and financial condition. To assist in managing its interest rate exposure and match funding its principal assets, the Company routinely enters into certain financial instruments, primarily interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in order to manage its outstanding commercial paper, the Company opportunistically issues variable- and fixed-rate medium term notes which are swapped to LIBOR-based rates. The Company does not enter into derivative instrument transactions for trading purposes and employs long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

     During the first six months of 2000, the Company entered into interest rate swap agreements that effectively converted $1,210 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2005 and resulted in a weighted average interest rate of 7.12 percent. The Company also entered into interest rate swap and interest rate cross-currency agreements during the first six months of 2000 that effectively converted $1,525 million of fixed- and adjustable-rate debt into debt indexed to LIBOR rates. These agreements mature at various dates through 2007.

     The Company's interest rate hedging is typically unaffected by changes in market conditions as swaps are normally held to maturity consistent with the Company's objective to lock in interest rate spreads on the underlying transactions.

     As of June 30, 2000, the debt-to-equity ratio was 8.0 to 1. Under the terms of the Amended and Restated Operating Agreement, Xerox has the option, but no obligation, to transfer additional funds to the Company in order to maintain such ratio at a specific level. No such transfers were made during the period covered by this report. It is the Company's intention to maintain the debt-to-equity ratio at no greater than 8.0 to 1.



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

                               Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the Year ended December 31, 1999.

                           (b) By-Laws of Registrant, as amended through
                               September 1, 1992.

                               Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report for the Quarter ended March 31, 1997.


                Exhibit 12 (a) Computation of the Company's Ratio of Earnings
                               to Fixed Charges.

                           (b) Computation of Xerox's Ratio of Earnings
                               to Fixed Charges.

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



August 10, 2000                        BY: /S/ Richard Ragazzo

                                       Richard Ragazzo
                                       Vice President, Treasurer and
                                       Chief Financial Officer