Form 10-Q
period 2000-09-30
XEROX CREDIT CORP
filed 2000-11-14
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 2000
                                      OR
(   )     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities
          Exchange Act of 1934
          For the transition period from :                 to

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

   Class                                  Outstanding as of October 31, 2000
Common Stock                                               2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                      THIS DOCUMENT CONSISTS OF 15 PAGES











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

Liquidity - the Registrant's liquidity is dependant upon the liquidity of its parent, Xerox Corporation. Xerox Corporation's liquidity is currently provided through its own cash generation from operations, various financing strategies including securitizations and utilization of its $7 billion Revolving Credit Agreement with a large group of banks which is available through October, 2002. Xerox Corporation has embarked upon a process of selling certain assets with the objective of generating proceeds for the purpose of retiring outstanding debt. Thus, Xerox Corporation's liquidity is dependent upon its ability to successfully generate positive cash flow from operations, continuation of securitizations and other financing alternatives, and completion of asset sales.



                       XEROX CREDIT CORPORATION
                               Form 10-Q
                          September 30, 2000


Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         4

      Consolidated Balance Sheets                               5

      Consolidated Statements of Cash Flows                     6

      Notes to Consolidated Financial Statements                7

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Results of Operations                                     8

      Capital Resources and Liquidity                           9

   Item 3. Quantitative and Qualitative Disclosures About
     Market Risk                                               11

Part II - Other Information

   Item 1. Legal Proceedings                                   12

   Item 6. Exhibits and Reports on Form 8-K                    12

Signature                                                      13

Exhibits

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Credit Corporation)                                         14

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Corporation)                                                15

   Xerox Corporation's $7 Billion Revolving Credit Agreement
   Dated October 22, 1997         (filed in electronic form only)

   Financial Data Schedule        (filed in electronic form only)


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)


                                     Three Months Ended    Nine Months Ended
                                         	 September 30,        September 30,
                                          2000     1999        2000     1999
Earned income:
  Contracts and notes receivable         $ 113    $  98       $ 324    $ 305
  Gain on securitization                     -       11           -       39
    Total earned income                    113      109         324      344

Expenses:
  Interest                                  74       59         211      186
  Operating and administrative               3        3           9        9
    Total expenses                          77       62         220      195

Income before income taxes                  36       47         104      149

Provision for income taxes                  14       18          41       58

Net income                               $  22    $  29       $  63    $  91





See accompanying notes.



XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                 September 30,  December 31,
                                                         2000          1999
                                                      (UNAUDITED)


Cash and cash equivalents                              $    -       $     -

Investments:
    Contracts receivable                                6,080         5,653
    Notes receivable - Xerox and affiliates                30            56
    Unearned income                                      (698)         (647)
Allowance for losses                                     (119)         (138)
       Total investments                                5,293         4,924

Other assets                                               29            16

        Total assets                                  $ 5,322       $ 4,940


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Notes payable within one year:
      Commercial paper                                 $  890      $    160
      Current portion of notes payable after one year     511         2,025
	Current portion secured borrowing			    143	        -
      Notes Payable - Xerox and affiliates                  -           717
    Notes payable after one year                        2,753         1,330
    Secured borrowing due after one year                  268             -
    Due to Xerox Corporation, net                          73            97
    Accounts payable and accrued liabilities               61            52
    Deferred income taxes                                  30            29

        Total liabilities                               4,729         4,410

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                23            23
    Additional paid-in capital                            219           219
    Retained earnings                                     351           288

        Total shareholder's equity                        593           530

        Total liabilities and shareholder's equity    $ 5,322       $ 4,940



See accompanying notes.



    XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                           Nine Months Ended
                                                               September 30,
                                                             2000      1999
Cash Flows from Operating Activities
  Net income                                               $   63    $   91
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net gain on securitization of contracts receivable          -       (24)
    Net change in operating assets and liabilities             29         6

Net cash provided by operating activities                      92        73

Cash Flows from Investing Activities
  Purchases of investments                                 (1,764)   (2,032)
  Proceeds from investments                                 1,343     1,438
  Proceeds from asset securitization                            -     1,150

Net cash (used in)/provided by investing activities          (421)      556

Cash Flows from Financing Activities
  Change in commercial paper, net                             730      (447)
  Change in notes with Xerox and affiliates,net              (721)     (548)
  Proceeds from long-term debt                              1,525     1,240
  Proceeds from secured borrowings                            411         -
  Principal payments on long-term debt                     (1,616)     (774)
  Dividends									    -      (100)

Net cash provided by/(used in) financing activities           329      (629)


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -




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

(2) During the first nine months of 2000, the Company redeemed $1,616 million of fixed and variable-rate notes on their final maturity dates.

(3) During the first nine months of 2000, the Company sold a total of $1,525 million of term debt consisting of $260 million of 3 year fixed-rate Medium Term Notes, 130 billion Yen ($1,215 million) of 5 and 7 year notes and $50 million of 2 year adjustable-rate notes. Interest payments on these notes have been swapped to LIBOR-based rates. Additionally, in September 2000, the Company arranged a borrowing of $411 million which is secured by Finance Receivables as described in Note 5 of the "Notes to Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

(4) The terms of a Support Agreement with Xerox provide that the Company will receive income maintenance payments from Xerox, to the extent necessary, so that the Company's earnings shall not be less than 1.25 times its fixed charges. For purposes of this calculation, both earnings and fixed charges are as formerly defined in Section 1404 (formerly Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that Xerox retain 100 percent ownership of the Company's voting capital stock.

(5) In September 2000, the Company transferred $457 million of finance receivables to a wholly-owned qualifying bankruptcy-remote special purpose entity for cash proceeds of $411 million. The difference of $46 million between the amount transferred and the proceeds represents the Company's retained interest in these finance receivables. The Company and the financial institutions which provided the funding for the special purpose entity's payment for the transfer of the receivables, through the purchase of participating interests, intend the transfer to be a "true sale at law" and have received an opinion to that effect from the Company's outside legal counsel. However, the agreement includes a repurchase option and therefore the proceeds of $411 million received from the financial institutions were accounted for as a secured borrowing in accordance with the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The balance of the receivables transferred was $457 million at September 30, 2000 and continues to be included in Finance receivables, net in the Consolidated Balance Sheet.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS
The sole business of the Company is to purchase long-term accounts receivable arising from installment sales and sales-type leases originated by the domestic marketing operations of Xerox Corporation (Xerox). Substantially all commercial and federal government transactions originated by Xerox are sold to the Company. Long-term receivables arising from transactions with state and local government customers are retained by Xerox.

Contracts receivable income represents income earned under an agreement with Xerox pursuant to which the Company purchases long-term accounts receivable associated with Xerox's sold equipment. These receivables arise primarily from Xerox equipment being sold under installment sales and sales-type leases, including any residual income related to such leases.

Total earned income was $113 million and $109 million for the third quarter of 2000 and 1999, respectively and $324 million and $344 million for the first nine months of 2000 and 1999, respectively. Income from the first nine months of 1999 includes $39 million of gains associated with securitization of $1,150 million of contracts receivable in the first nine months at 1999. Excluding these gains, the increase from 1999 to 2000 is due to a slightly higher average portfolio size in the first nine months of 2000 as compared to the first nine months of 1999 and higher interest rates in year 2000.

Interest expense was $74 million and $59 million for the third quarter of 2000 and 1999, respectively, and $211 million and $186 million for the first nine months of 2000 and 1999, respectively. The increase is due to a slightly higher portfolio, higher market interest rates, widening credit spreads and the increase in the Company's debt-to-equity ratio.

Since substantially all of the Company's contracts receivable earn fixed rates of interest, the Company "match funds" the contracts by swapping variable-rate commercial paper and medium term notes (including fixed-rate medium term notes that had been swapped to variable rates) into fixed interest rates for specified maturities. This practice is employed because it effectively "locks in" a spread and eliminates the risk of shrinking interest margins in a rising interest rate environment. Conversely, this practice effectively eliminates the opportunity to increase margins when interest rates are declining. Considering our current situation, there is no assurance we will be able to continue to execute interest rate and foreign currency swap transactions with counterparties.

Operating and administrative expenses were $3 million for both the third quarter of 2000 and 1999, respectively, and $9 million for both the first nine months of 2000 and 1999, respectively. These expenses are incurred to administer the contracts receivable purchased from Xerox.

The effective income tax rate for the first nine months of 2000 and 1999 was
39.4 percent and 38.9 percent, respectively.

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

Net cash provided by operating activities was $92 million in the first nine months of 2000 compared to $73 million during the same period in 1999. Lower net income was offset by higher interest and tax accruals due to the timing of payments.

Net cash used in investing activities was $421 million in the first nine months of 2000 compared to $556 million provided by investing activities during the same period in 1999. The 1999 period includes the receipt of $1,150 million related to the securitization of contract receivables in the second and third quarters. Net cash used in investing activities was $594 million in the first nine months of 1999, excluding securitizations. The change from 1999 to 2000 reflects both the effects of lower Xerox equipment sales growth in 2000 partially offset by lower 2000 collections resulting from 1999 securitization activity.

The changes in operating and investing cash flows resulted in net cash provided from financing activities of $329 million during the first nine months of 2000, versus $629 million used in financing activities during the same period in 1999. During the first nine months of 2000, commercial paper balances were increased from an abnormally low Y2K contingency level at year-end 1999. In addition, 2000 includes the proceeds received from the secured borrowing associated with the transfer of finance receivables as described in
Note 5 of the "Notes to Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

At September 30, 2000, the Company had registered domestic shelf capacity of $2,000 million. In addition, a $6.5 billion Euro-debt facility was available to the Company, Xerox and Xerox Capital (Europe) plc ("Xerox Capital"), of which $3,431 million was unused at September 30, 2000. In July 2000, the Euro-debt facility was increased to $6.5 billion from $4.0 billion.

Since the beginning of October 2000, Xerox Corporation and the Company have experienced a significant reduction in our ability to access capital markets and uncommitted bank lines of credit. Decisions related to funding of our businesses will remain based on the interest rate environment and capital market conditions as well as our ability to access these markets. Currently, these markets and uncommitted bank lines are largely unavailable to both companies.

As a result, as of October 31, 2000 Xerox Corporation and its supported subsidiaries had drawn down $5.3 billion under our $7 billion Revolving Credit Agreement dated as of October 27, 1997 with a group of banks (the "Agreement"). These funds were used primarily to pay down commercial paper, medium term notes and similar obligations. Xerox Corporation and the Company are in compliance with the covenants, terms and conditions in the Agreement, which matures on October 22, 2002, and expects that the remaining balance of the commitments under the Agreement will be fully available to support the business operations of Xerox Corporation and the Company going forward. Included in the $5.3 billion draw down is $0.8 billion related to the Company.

We anticipate that we will require approximately $0.4 billion during the balance of the year to refinance commercial paper and maturing medium term notes. Xerox Corporation and subsidiaries, including the Company, will require approximately $1.1 billion during the balance of the year to refinance commercial paper, maturing medium term notes and maturing bank obligations. Xerox Corporation and the Company do not have any other material short-term obligations during the balance of the year to be financed through the Agreement unless the Company's debt ratings are further downgraded as discussed below.

Xerox Corporation is implementing several global initiatives to reduce costs and improve operations and sell certain non-core assets that should positively affect its capital resources and liquidity position when completed. These include the implementation of a non-core asset divestiture program, which is expected to generate between $2 billion and $4 billion when completed. In addition, Xerox has initiated discussions to change its current method of financing customer purchases of Xerox equipment and to evaluate the sale of all or a portion of the existing finance receivables portfolio, the proceeds of which would be used primarily to reduce debt. We expect that the runoff and/or sale of the Company's finance receivable portfolio is more than adequate to pay down the Company's outstanding debt.

Xerox Corporation has also initiated a worldwide cost reduction program, which should result in annualized expense savings of $1 billion when completed. These initiatives are expected to be completed during 2001.

Xerox Corporation believes that its liquidity is presently sufficient to meet its current and anticipated needs going forward, subject to timely implementation and execution of the non-core asset sales and the global operating initiatives discussed above. Should Xerox Corporation not be able to successfully complete these initiatives or non-core asset sales on a timely or satisfactory basis, it will be necessary for it to obtain additional sources of funds through other improvements in operations or through bridge or other financing from third parties.

In September 2000, the Company completed the securitization of certain finance receivables as part of our overall funding strategy. Gross proceeds from the securitization totaled $411 million. Since this transaction was accounted for as a secured borrowing, the balance sheet continues to reflect the receivables and related debt obligation. The earnings impact of this transaction was not material.

The credit rating agencies that assign ratings to the Company's debt have recently taken various actions including downgrading the Company's senior debt and short-term debt. As of November 13, 2000, Moody's debt ratings were Baa2 and P-2, respectively, and the Company's long-term and short-term ratings were being reviewed for possible downgrade; Fitch debt ratings were BBB- and F3, respectively, and the ratings were on Ratings Watch Negative and Standard and Poors debt ratings were BBB- and A-3, respectively, and the ratings outlook was stable.

The recent lowering of the ratings of the Company's debt are expected to result in higher borrowing costs and limited access to the capital markets for the Company going forward. Should the Company be further downgraded by either Moody's or Standard and Poors to non-investment grade status, the counterparties to certain of the Company's derivative agreements may require the Company to repurchase the obligations under such agreements from the counterparties in the approximate aggregate amount of $75 million. In addition, if both credit rating agencies downgrade the Company to non-investment grade status, the Company may be required to repurchase an additional approximate aggregate amount of $35 million. There is no assurance that the Company's credit ratings will be maintained, the Company's credit ratings will not be downgraded below investment grade, the various counterparties to qualifying derivative agreements would not require the obligations to be repurchased by the Company and/or that the Company will have ready access to the credit markets in the future.

The Company is exposed to market risk from changes in interest rates that could affect results of operations and financial condition. To assist in managing its interest rate exposure and match funding its principal assets, the Company routinely enters into certain financial instruments, primarily interest rate swap agreements. In general, the Company's objective is to hedge its variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in order to manage its outstanding commercial paper, the Company opportunistically issues variable- and fixed-rate medium term notes which are swapped to LIBOR-based rates. The Company does not enter into derivative instrument transactions for trading purposes and employs long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives. Considering our current situation, there is no assurance we will be able to continue to execute interest rate and foreign currency swap transactions with counterparties.

During the first nine months of 2000, the Company entered into interest rate swap agreements that effectively converted $1,474 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2005 and resulted in a weighted average interest rate of 7.10 percent. The Company also entered into interest rate swap and interest rate cross-currency agreements during the first nine months of 2000 that effectively converted $1,525 million of fixed- and adjustable-rate debt into debt indexed to LIBOR rates. These agreements mature at various dates through 2007.

The Company's interest rate hedging is typically unaffected by changes in market conditions as swaps are normally held to maturity consistent with the Company's objective to lock in interest rate spreads on the underlying transactions.

As of September 30, 2000, the debt-to-equity ratio was 8.0 to 1. Under the terms of the Amended and Restated Operating Agreement, Xerox has the option, but no obligation, to transfer additional funds to the Company in order to maintain such ratio at a specific level. No such transfers were made during the period covered by this report. It is the Company's intention to maintain the debt-to-equity ratio at no greater than 8.0 to 1.




Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Capital Resources and Liquidity" in Item 2 above is hereby incorporated by reference in answer to this Item.







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

                Exhibit 3  (a) Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980.

                               Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the Year ended December 31, 1999.

                           (b) By-Laws of Registrant, as amended through
                               September 1, 1992.

                               Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report for the Quarter ended March 31, 1997.

                 Exhibit 4 (d) Revolving Credit Agreement dated
                               as of October 22, 1997 among Xerox
                               Corporation, Xerox Credit Corporation
                               and certain Overseas Borrowers, as Borrowers, and Various Lenders and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and The First National Bank of Chicago, as Agents". (Electronic Form
                               Only)

                 Exhibit 4 (e) Instruments with respect to
                               long-term debt where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish the Commission a copy of each such instrument upon request.


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



                                       XEROX CREDIT CORPORATION



November 14, 2000                      BY: /S/ Richard Ragazzo

                                       Richard Ragazzo
                                       Vice President, Treasurer and
                                       Chief Financial Officer