Form 10-K
period 2000-12-31
XEROX CREDIT CORP
filed 2001-06-07
CIK 351936

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended:  December 31, 2000
                                      OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes:              No:  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     Not Applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

   Class                                  Outstanding as of April 30, 2001
Common Stock                                            2,000


                                      THIS DOCUMENT CONSISTS OF [40] PAGES


From time to time Xerox Credit Corporation ("Registrant" or the "Company") and its representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to Registrant are based on the beliefs of management as well as assumptions made by and information currently available to management.

The words "anticipate," "believe," "estimate," "expect," "intend," will and similar expressions, as they relate to Registrant or Registrant's management, are intended to identify forward-looking statements. Such statements reflect the current views of Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Registrant does not intend to update these forward-looking statements.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Such factors include, but are not limited to, the liquidity of Registrant.

Registrant's liquidity is dependant upon the liquidity of its parent, Xerox Corporation ("XC", and collectively with its subsidiaries, "Xerox"). In October 2000, Xerox announced a turnaround program which includes a wide-ranging plan to generate cash, return to profitability and pay down debt. The success of the turnaround program is dependent upon successful and timely sales of assets, restructuring the cost base, placement of greater operational focus on the core business and the transfer of the financing of customer equipment purchases to third parties. Cost base restructuring is dependent upon effective and timely elimination of employees, closing and consolidation of facilities, outsourcing of certain manufacturing and logistics operations, reductions in operational expenses and the successful implementation of process and systems changes.

Xerox's liquidity is currently provided through its own cash generation from operations and various financing strategies including securitizations. XC is currently funding its customer financing activity from cash on hand. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox is actively seeking third parties to provide financing to its customers. In the near-term Xerox's ability to continue to offer customer financing and be successful in the placement of its equipment with customers is largely dependent upon obtaining such third party financing. Xerox has also embarked upon a process of selling certain assets with the objective of generating proceeds for the purpose of retiring outstanding debt.

Thus, Xerox's liquidity is dependent upon the timely implementation and execution of the various turnaround program initiatives as well as its ability to generate positive cash flow from operations and various financing alternatives, including securitizations.

                                    PART I
ITEM 1.     Business

Xerox Credit Corporation, a Delaware corporation (together with its subsidiaries herein called the "Company" or "us" or "we" or "our" unless the context otherwise requires), was organized on June 23, 1980. All of our outstanding capital stock is owned by Xerox Financial Services, Inc. ("XFSI"), a holding company, which is wholly-owned by Xerox Corporation ("XC" and together with its subsidiaries "Xerox" unless the context otherwise requires).

We are primarily a funding entity engaged in purchasing long-term accounts receivables from XC which arise from installment sales and sales-type leases originated by the domestic marketing operations of XC. We raise debt in the Capital Markets to fund purchases of these receivables. We have no international operations and do not purchase international customer receivables. Terms on the purchased contracts receivable range primarily from three to five years. These purchases and the subsequent administration of the receivables by XC are undertaken pursuant to the Amended and Restated Operating Agreement between XC and us (the "Operating Agreement"). Under the Operating Agreement, XC transfers to us whatever security interest it has in the receivables and equipment.

Substantially all receivables arising from commercial, federal government and taxable state and local government transactions originated by XC are sold to us. We purchase new contracts monthly. The purchase price of the contract is calculated as the present value of the future cash flows. The interest rates utilized to discount the cash flows are determined by certain reference interest rates plus a prescribed spread. The interest rate utilized for the cost calculation is adjusted monthly as each new set of contracts is purchased.

XC provides billing, collection and other services related to the administration of the receivables, for which we pay a fee. Collections of the receivables are made by XC on our behalf and amounts due to us from this source are recorded in an intercompany account. Also recorded in this intercompany account are amounts we owe XC as a consequence of our acquisition of new receivables from XC . Periodically, generally quarterly, net cash settlements of this account are made. Since all services are provided by XC, we maintain minimal facilities and have no separate infrastructure or employees.

Pursuant to a Support Agreement between XC and us, XC has agreed to retain 100% ownership of our voting capital stock and make periodic payments to us to the extent necessary to ensure that our annual pre-tax earnings available for fixed charges equal at least 1.25 times our fixed charges. The Support Agreement specifically provides that XC is not directly or indirectly guaranteeing any of our indebtedness, liabilities or obligations. The Support Agreement may not be terminated or modified while any of our debt for money borrowed is outstanding.

Historically, we have paid dividends to XC to the extent appropriate to ensure the maintenance of a target debt-to-equity ratio. Currently this target ratio is 8.0:1.

Xerox is The Document Company and a leader in the global document market, providing document solutions including hardware, services and software that enhance productivity and knowledge sharing. Xerox's activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and solutions designed to make organizations around the world more productive. Xerox document processing products are principally sold directly to customers by Xerox's worldwide sales force of approximately 15,000 employees and through a network of independent agents, dealers, retail chains, value-added resellers and systems integrators. The financing of Xerox equipment is generally carried out by us in the United States and internationally by foreign financing subsidiaries and divisions in most countries where Xerox operates. As part of Xerox's Turnaround Plan (see "Capital Resources and Liquidity"), Xerox intends to transition equipment financing to third parties.

ITEM 2.     Properties

We do not directly own any facilities in order to carry on our principal business. Our principal executive offices in Stamford, Connecticut are leased facilities of approximately 500 square feet of office space. In Xerox's North American Solutions Group located in Rochester, New York, we use less than 1,000 square feet of the total office space. These facilities are deemed adequate by management.

ITEM 3.     Legal Proceedings

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.


                                   PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

Because we are a wholly-owned subsidiary, there is no market for our common shares. Dividends declared during the five years ended December 31 were as follows (in millions):

      1996 - $97; 1997 - $41; 1998 - None; 1999 - $170; and 2000 - None.

ITEM 6.     Selected Financial Data

5 Years in Review

(Dollars in millions, except per-share data)  2000   1999   1998   1997   1996
Operations
Earned income: Contracts receivable          $ 441  $ 435  $ 388  $ 351  $ 340
Income(loss) from continuing operations        142    180    137    123    123
Net income(loss)                                86    110     82     73     73
Financial position
Contracts receivable                         6,355  5,653  5,789  4,796  4,272
Total assets                                 5,494  4,940  5,039  4,158  3,899
Consolidated capitalization
   Short-term debt                             880  2,902  3,720  2,384  2,032
   Long-term debt                            3,856  1,330    647  1,191  1,313
       Total debt                            4,736  4,232  4,367  3,575  3,345
Common shareholders' equity                    616    530    590    508    476

Selected Data and Ratios
Common shareholders of record at year-end        1      1      1      1      1
Cash dividends declared per common share         -  85,000     -  20,500 48,500



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Contracts receivable income represents income earned under an agreement with XC pursuant to which we purchase long-term accounts receivable associated with XC's sales of equipment. These receivables arise primarily from Xerox equipment being sold under installment sales and sales-type leases, including any residual income related to such leases. In 2000, we purchased receivables from XC totaling $2,496 million compared to $2,911 and $2,745 million in 1999 and 1998, respectively. The 14 percent decrease in receivables purchases in 2000 was due to decreased equipment sales in the United States resulting from Xerox-specific issues as well as industry conditions. The moderate 1999 increase of 6 percent, as compared to a 1998 increase of 28 percent, was significantly affected by the realignment of the Xerox sales organization to an industry approach, customer Y2K mitigation efforts and network lockdowns, and increased competition. Earned income from contracts receivable increased in 2000 to $441 million from $435 million in 1999 and $388 million in 1998. The 2000 increase was mainly due to a larger average portfolio of contracts receivable and higher interest rates. The 1999 increase was primarily due to gains from the sale of $1,150 million of contracts receivable totaling $39 million and a larger average portfolio of contracts receivable, partially offset by the reduction in earned income of approximately $33 million stemming from the flow-through impact of the 1999 receivable sales and lower interest
rates.   The 1998 increase was primarily due to a larger average portfolio of contracts receivable, reflecting growth of XC's equipment sales in the United States partially offset by lower average interest rates.

Interest expense was $287 million in 2000 compared to $243 million in 1999 and $240 million in 1998. The increases were primarily due to larger average portfolios of contracts receivable and, in 2000, higher interest rates and higher cost of borrowing for XC and us.

Our 1999 sales of $1,150 million of contracts receivable represented approximately 20% of our investment portfolio.

Prior to the fourth quarter of 2000, we had employed a match funding policy for customer financing assets and related liabilities. Under this policy the interest and currency characteristics of the indebtedness were, in most cases, matched to the interest and currency characteristics of the finance receivables. The recent downgrades of our debt and XC's debt significantly changed the nature of our indebtedness and reduced our ability to continue with our historical match funding policy. We no longer match fund our indebtedness with cash collections expected to be generated from finance receivables. We expect to pay down our outstanding obligations as they mature. Accordingly, at December 31, 2000, our debt has been classified in the consolidated balance sheets, based on the contractual maturity dates of the underlying debt instruments.

Operating and administrative expenses were $12 million in 2000 and 1999 compared to $11 million in 1998. These expenses include billing, collection and other administrative costs related to the administration of the contracts receivable purchased from Xerox.

The effective income tax rate was 38.9 percent in 2000 and 1999 and 40.2 percent in 1998. The decline is due to a decrease in our blended state income tax rate.

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

SFAS No. 133, as amended, is effective for the Company as of January 1, 2001. With the adoption of SFAS No. 133, we will record a net cumulative after-tax charge of $3 million in our statements of operations and a net cumulative after-tax loss of $20 million in Accumulated Other Comprehensive Income. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values and fair values of related hedged assets, liabilities and firm commitments, we will recognize a $10 million increase in Total Assets and a $33 million increase in Total Liabilities.

We expect that the adoption of SFAS 133 will increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period.


CAPITAL RESOURCES AND LIQUIDITY

Our cash and liquidity resources are managed by XC as part of its U.S. cash management system. Accordingly, we generally do not maintain cash balances, and cash collected is generally used to reduce debt, including intercompany debt. Historically, our principal sources of funds have been cash from the collection of XC contracts receivable, borrowings and cost-efficient use of asset securitizations. As discussed below, during 2000 we also drew down funds available under a $7.0 billion Revolving Credit Agreement (the "Revolver") dated as of October 22, 1997 among XC, us, certain other affiliated borrowers, and a group of banks.

Net cash provided by operating activities was $74 million in 2000 compared with $107 million in 1999 and $81 million in 1998. The year-to-year decrease in 2000 was due to lower net income and lower accrued interest due to timing of interest payments. The 1999 increase versus 1998 was primarily due to net income growth from the gains on the sale of $1,150 million of contracts receivable and higher accrued interest reflecting increased use of medium-term funding in place of short-term commercial paper borrowing.

Net cash used by investing activities was $622 million compared to $129 million provided in 1999. The 2000 results reflect the effects of lower XC equipment sales growth and the absence of $1,150 million of securitization proceeds. The 1999 results include the benefit of the above mentioned securitization proceeds of $1,150 and the growth of equipment sales. Additionally, 1999 collections were negatively impacted by the disruptions related to the consolidation of Xerox's U.S. customer administration centers. The 1998 net cash used by investing activities of $882 million reflects the effects of Xerox equipment sales growth and slower growth in collections due to an increase in the average length of contracts originated in 1998.

Net cash provided by financing activities was $548 million in 2000 compared to $236 million used in 1999. The change was primarily due to the increase in term funding of $963 million which more than offset the reduction of commercial paper and payments of notes payable to XC and affiliates. The term funding increase includes the proceeds received from the secured borrowing associated with the transfer of finance receivables as described in Note 3 of the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K. Also contributing to the increase in 2000 was the absence of dividend payments to XC made in 1999 to maintain the debt-to-equity ratio at 8.0 to 1. Net cash used for financing activities was $236 million in 1999 compared to $801 million provided in 1998. The change was primarily due to the proceeds from the sale of receivables being used to reduce outstanding debt. Also during 1999 we increased term borrowings outstanding by $1,533 million and reduced the commercial paper balance by $1,350 million. This shift was made in anticipation of potential disruption to the commercial paper market due to Y2K.

During 2000, the agencies that assign debt ratings to our debt and XC's debt downgraded these issuers' senior debt and short-term debt several times. As of May 29, 2001, debt ratings by Moody's are Ba1 and Not Prime, respectively, and the ratings outlook is negative; debt ratings by Fitch are BB and B, respectively, and the ratings outlook is stable; and debt ratings by Standard and Poors ("S&P") are BBB- and A-3, respectively, and the ratings outlook is negative. Since October 2000, the capital markets and uncommitted bank lines of credit have been, and are expected to continue to be, largely unavailable to us. We expect this to result in higher borrowing costs going forward.

Consequently, in the fourth quarter 2000, XC and its eligible subsidiaries together drew down the entire $7.0 billion available under the Revolver primarily to maintain financial flexibility and pay down debt obligations as they came due. Our outstanding balance under this line of credit was $1.0 billion at December 31, 2000. XC and its subsidiaries, including us, are in compliance with the covenants, terms and conditions in the Revolver, which matures on October 22, 2002. The only financial covenant in the Revolver requires Xerox to maintain a minimum of $3.2 billion of Consolidated Tangible Net Worth, as defined ("CTNW"). At December 31, 2000, Xerox's CTNW was $600 million in excess of the minimum requirement. Further operating losses, restructuring costs, dividends and adverse currency translation adjustments would erode this excess, while gains on asset sales, operating profits and favorable currency translation would improve the excess.

Xerox is implementing a global turnaround plan which includes initiatives to reduce costs, improve operations, and sell certain assets which we believe will positively affect Xerox's capital resources and liquidity position when completed. In connection with these initiatives, Xerox announced and completed the sale of its China operations to Fuji Xerox in the fourth quarter of 2000, which generated $550 million of cash and transferred debt of $118 million to Fuji Xerox Co., Ltd. (Fuji Xerox). In March 2001, Xerox completed the sale of half of its ownership interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash. Xerox has also initiated a worldwide cost reduction program, which should result in annualized expense savings of at least $1 billion by the end of 2001.

Xerox has initiated discussions to implement third-party vendor financing programs which, when implemented, will significantly reduce Xerox's and our debt and finance receivable levels going forward. In addition, Xerox is in discussions to consider selling portions of the existing finance receivables portfolio, and is continuing to actively pursue alternative forms of financing including securitizations and secured borrowings. In connection with these initiatives, in January 2001, Xerox received $435 million in financing from an affiliate of GE Capital, secured by the portfolio of lease receivables in the United Kingdom. In April 2001, Xerox announced the sales of its leasing businesses in four European countries to Resonia Leasing AB for approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to Xerox's customers in those countries. The initiative to implement vendor financing programs is expected to significantly reduce or eliminate the creation of new finance receivables for Xerox. Accordingly we may no longer be purchasing such receivables and the existing portfolio would ultimately be collected. Further, Xerox's discussions to consider selling portions of the existing finance receivables portfolio, and its initiatives to actively pursue alternative forms of financing including securitizations and secured borrowings, could reduce the portfolio owned by us.

Xerox believes its liquidity is presently sufficient to meet current and anticipated needs going forward, subject to timely implementation and execution of the various global initiatives discussed above. Should Xerox not be able to successfully complete these initiatives in a timely or satisfactory basis, Xerox will need to obtain additional sources of funds through other operating improvements, financing from third parties, additional asset sales, or a combination thereof. The adequacy of Xerox's continuing liquidity depends on its ability to successfully generate positive cash flow from an appropriate combination of these sources.

In September 2000, we completed the securitization of certain finance receivables as part of our overall funding strategy. Gross proceeds from the securitization totaled $411 million. As a result of the downgrade of our debt discussed below, this facility was renegotiated, resulting in a one-time payment to the counterparty of approximately $40 million, and bringing the outstanding balance on the facility to $325 million at December 31, 2000. Since this transaction was accounted for as a secured borrowing, the balance sheet continues to reflect the receivables and related debt obligation. The earnings impact of this transaction was not material.

In 1999, we securitized certain finance receivables, generating proceeds of $1,150 million. These amortizing facilities were accounted for as sales of receivables, and we removed the related amounts from our balance sheet.
As of December 31, 2000, we had approximately $0.5 billion of debt expected to be repaid during 2001, and $1.8 billion maturing in 2002, as summarized below

($ billions):
                                           2001        2002
            First Quarter                  $0.0        $0.0
            Second Quarter                  0.1         0.1
            Third Quarter                   0.0         0.0
            Fourth Quarter                  0.4         1.7*
            Full Year                      $0.5        $1.8

* Includes $1.0 billion maturing under the Revolver

Xerox, including us, will require approximately $2.7 billion during 2001 to refinance commercial paper, maturing medium term notes and maturing bank obligations. In April 2001, letters of credit totaling $660 million, which supported Ridge Reinsurance ceded reinsurance obligations, were replaced by Xerox with trusts collaterized by the Ridge Reinsurance investment portfolio of approximately $405 million plus approximately $255 million in cash. Neither Xerox nor we have any other material obligations scheduled to mature in 2001.

On December 1, 2000, a downgrade of our debt and XC's debt by Moody's, to below investment grade, effectively eliminated our ability to enter into new foreign currency and interest-rate derivative agreements, and required us to immediately repurchase certain of our then-outstanding derivative agreements in the aggregate amount of $89 million, including accrued interest. To minimize the resulting exposures, we also voluntarily terminated other derivative agreements which resulted in gross receipts from counterparties of $6 million. Should our debt ratings be downgraded by Standard and Poors to below investment grade, we may be required to repurchase certain of the out-of-the-money derivative agreements currently in place, in the approximate aggregate amount as of December 31, 2000 of $72 million, including accrued interest.

There is no assurance that our credit ratings or Xerox's credit ratings will be maintained, or that various counterparties to derivative agreements would not require us to repurchase the obligations in cases where the agreements permit such termination.

As described above, our current ability to enter into new derivative contracts with third parties has been effectively eliminated. Consequently, we have not entered into interest rate swap agreements with third parties subsequent to October 2000. Therefore, while the following paragraphs describe our overall risk management strategy, our ability to employ that strategy effectively has been severely limited. Any further downgrades of our debt or XC's debt could further limit our ability to execute this risk management strategy effectively.

We are exposed to market risk from changes in interest rates that could affect results of operations and financial condition. To assist in managing our interest rate exposure and match funding our principal assets, we routinely use certain financial instruments, primarily interest rate swap agreements.
In general, our objective was to hedge our variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in order to manage our outstanding commercial paper, we issued variable- and fixed-rate medium term notes which are swapped to LIBOR-based rates. We do not enter into derivative instrument transactions for trading purposes and employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited match funding and liquidity objectives.

Through October 2000, we entered into interest rate swap agreements that effectively converted $1,633 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2005 and resulted in a weighted average interest rate of 7.07 percent. We also entered into interest rate swap and interest rate cross-currency agreements during 2000 that effectively converted $1,525 million of fixed- and variable-rate debt into debt indexed to LIBOR rates. These agreements mature at various dates through 2007.

Many of the financial instruments that we use are sensitive to changes in interest rates. Hypothetically, interest rate changes result in gains or losses related to the market value of our term debt and interest rate swaps due to differences between current market interest rates and the stated interest rates within the instrument. Applying an assumed 10 percent reduction or increase in the yield curves at December 31, 2000, the fair value of our interest swaps would increase or decrease by approximately $12 million. Because the fair value of our debt instruments has been severely constrained by our current debt ratings, normal changes in interest rates will not materially affect the fair value of our debt instruments.

Our interest rate hedging is typically unaffected by changes in market conditions because swaps are normally held to maturity consistent with our objective to lock in interest rate spreads on the underlying transactions.

As of December 31, 2000, our overall debt-to-equity ratio was 7.7 to 1. Under the terms of the Operating Agreement, XC has the option, but no obligation, to transfer additional funds to us in order to maintain such ratio at a specific level. No such transfers were made during the periods covered by this report. It is our intention to maintain the debt-to-equity ratio at no greater than 8.0 to 1.

Pursuant to a Support Agreement between XC and us, XC has agreed to retain ownership of 100 percent of our voting capital stock and to make periodic payments to the extent necessary to ensure that our annual pre-tax earnings available for fixed charges equals at least 1.25 times our fixed charges. No such payments were made during the periods covered by this report.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the fifth through ninth and twelfth and thirteenth paragraphs under the caption "Capital Resources and Liquidity" in
Item 7 above is hereby incorporated by reference in answer to this Item.


ITEM 8.     Financial Statements and Supplementary Data

The financial statements of the Company and its consolidated subsidiaries and the notes thereto and the report thereon of KPMG LLP, independent auditors, are set forth on pages 14 through 29 hereof.


ITEM 9.     Disagreements on Accounting and Financial Disclosure

Not Applicable.











                                  PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Directors

Our directors are elected annually by XFSI, our sole shareholder, to serve for one year until their successors have been elected and shall have qualified. There are no family relationships between any of the directors. Our current directors are:

                        Director                         Other
Name              Age   Since    Occupation              Directorships

Eunice M. Filter  60    1994     Vice President,         Baker Hughes
                                 Treasurer and           Incorporated;
                                 Secretary of            Briggs &
                                 Xerox Corporation       Stratton
                                                         Corporation;
                                                         LaBranche &
                                                         Co. Inc.

Barry D. Romeril  57    1995     Vice Chairman and       Billiton plc;
                                 Chief Financial         The Concours
                                 Officer of Xerox        Group Inc;
                                 Corporation             Booktec.com;
                                                         Xerox Corpora-
                                                         tion

Richard Ragazzo    48   2000     Assistant Treasurer     None
                                 of Xerox Corporation


Executive Officers

Our executive officers are elected annually by our Board of Directors, to hold office until their successors have been elected and shall have qualified. There are no family relationships between any of the executive officers. Our current executive officers are:

                          Officer
Name               Age    Since   Office

Barry D. Romeril   57     1995    Chairman
Eunice M. Filter   60     1995    President and Chief Executive Officer
Richard Ragazzo    48     2000    Vice President, Treasurer and Chief
                                  Financial Officer
Gary Kabureck      47     2000    Controller


Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable because all of our outstanding capital stock is owned by XFSI, a holding company, which is wholly-owned by XC.



ITEM 11.    Executive Compensation

None of our directors or executive officers receive any compensation for services rendered to us or to our subsidiaries.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

All of our outstanding capital stock is owned by XFSI, a holding company, which is wholly-owned by XC. None of our directors or executive officers hold, or possess any rights to acquire, any of our capital stock.

ITEM 13.    Certain Relationships and Related Transactions

We frequently and routinely enter into material transactions with our ultimate parent, XC, pursuant to the Operating Agreement between XC and us, and otherwise in the ordinary course of business. These transactions and other business relationships between us and XC are disclosed in the responses to:
Part I, Item 1 "Business"; Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"; Part II, Item 8 "Financial Statements and Supplementary Data" and Part IV, Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K", Exhibits 10(a)
"Amended and Restated Operating Agreement", 10(b) "Support Agreement" and 10(c) "Tax Allocation Agreement"; of this Annual Report on Form 10-K. All of our directors and executive officers are employees, and in some cases officers and directors, of XC, but do not have any direct or indirect material interest in such transactions.



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

                               XEROX CREDIT CORPORATION


                               BY /s/ Richard Ragazzo________________

(NAME AND TITLE)               Richard Ragazzo, Vice President,
                               Treasurer and Chief Financial Officer
May 31, 2001


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

May 31, 2001


Principal Executive Officer:
  Eunice M. Filter             /s/ Eunice M. Filter______________
                               President, Chief Executive Officer
                                 and Director


Principal Financial Officer:
  Richard Ragazzo              /s/ Richard Ragazzo________________
                               Vice President, Treasurer,
                                 Chief Financial Officer and Director

Principal Accounting Officer:
  Gary R. Kabureck             /s/ Gary R. Kabureck_________
                               Controller

Directors:



/s/ Barry D. Romeril______
Barry D. Romeril, Director














                          XEROX CREDIT CORPORATION
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements:

Report of Independent Auditors

Consolidated statements of income for each of the years in the three-year period ended December 31, 2000

Consolidated balance sheets at December 31, 2000 and 1999

Consolidated statements of shareholder's equity for each of the years in the three-year period ended December 31, 2000

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2000

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xerox Credit Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP

KPMG LLP
Stamford, Connecticut
May 30, 2001

















                            XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 2000, 1999 and 1998
                                  (In Millions)


                                               2000        1999        1998

Earned Income:

    Contracts receivable                      $ 441       $ 435       $ 388


Expenses:

    Interest                                    287         243         240
    Operating and administrative                 12          12          11

        Total expenses                          299         255         251


Income before income taxes                      142         180         137

Provision for income taxes                       56          70          55


Net income                                    $  86       $ 110       $  82




The accompanying notes are an integral part of the consolidated financial statements.
























                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                                 (In Millions)

                                     ASSETS
                                                           2000         1999

Cash and cash equivalents                               $     -      $     -

Investments:
    Contracts receivable                                  6,355        5,653
    Notes receivable - Xerox and affiliates                   -           56
    Unearned income                                        (755)        (647)
    Allowance for losses                                   (140)        (138)
        Total investments                                 5,460        4,924

Other assets                                                 34           16

        Total assets                                    $ 5,494      $ 4,940


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Commercial paper                                $    32      $   160
        Current portion of notes payable after one year     326        2,025
        Current portion of secured borrowing			134		   -
        Notes payable - Xerox and affiliates                388          717
    Notes payable after one year                          3,665        1,330
    Secured borrowing due after one year				191		   -
    Due to Xerox Corporation, net                            98           97
    Accounts payable and accrued liabilities                 24           52
    Deferred income taxes                                    20           29

        Total liabilities                                 4,878        4,410

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                  23           23
    Additional paid-in capital                              219          219
    Retained earnings                                       374          288

        Total shareholder's equity                          616          530

        Total liabilities and shareholder's equity      $ 5,494      $ 4,940



The accompanying notes are an integral part of the consolidated financial statements.






                           XEROX CREDIT CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                Years Ended December 31, 2000, 1999 and 1998
                                 (In Millions)

                                      Additional
                              Common   Paid-In   Retained
                               Stock   Capital   Earnings     Total



Balance at December 31, 1997  $  23    $ 219      $ 266     $  508

Net Income                        -        -         82         82

Dividends                         -        -          -          -




Balance at December 31, 1998     23      219        348        590

Net Income                        -        -        110        110

Dividends                         -        -       (170)      (170)



Balance at December 31, 1999     23      219        288        530

Net Income                        -        -         86         86

Dividends                         -        -          -          -

Balance at December 31, 2000  $  23    $ 219      $ 374     $  616


The accompanying notes are an integral part of the consolidated financial statements.

















                              XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 2000, 1999 and 1998
                                   (In Millions)

                                                      2000     1999     1998
Cash Flows from Operating Activities
  Net income                                        $   86   $  110   $   82
  Adjustments to reconcile net income to net cash
   provided by  operating activities:
       Net gain on sales of contracts receivable         -      (24)       -
   Net change in operating assets and liabilities      (12)      21       (1)

Net cash provided by operating activities               74      107       81

Cash Flows from Investing Activities
  Purchases of investments                          (2,496)  (2,911)  (2,745)
  Proceeds from investments                          1,874    1,890    1,863
  Proceeds from sales of contract receivables            -    1,150        -


Net cash provided by (used in) investing activities   (622)     129     (882)

Cash Flows from Financing Activities
  Change in commercial paper, net                     (128)  (1,350)      82
  Change in notes payable-Xerox and affiliates, net   (287)    (249)     883
  Proceeds from long-term debt                       2,690    2,608      635
  Proceeds from secured borrowings                     411        -        -
  Principal payments of long-term debt and
   secured borrowings                               (2,138)  (1,075)    (799)
  Dividends                                              -     (170)       -

Net cash provided by (used in) financing activities    548     (236)     801


  Change in cash and cash equivalents                    -        -        -

  Cash and cash equivalents, beginning of year           -        -        -

  Cash and cash equivalents, end of year            $    -   $    -   $    -


The accompanying notes are an integral part of the consolidated financial statements.













                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Xerox Credit Corporation (the "Company") and its subsidiaries. The Company is a wholly-owned subsidiary of Xerox Financial Services, Inc. (XFSI), which is in turn wholly-owned by Xerox Corporation ("XC", and together with its consolidated subsidiaries, "Xerox"). All significant transactions between the Company and its subsidiaries have been eliminated.

Description of Business

The Company is primarily a funding entity engaged in purchasing monthly substantially all long-term accounts receivables from XC which arise from commercial, federal government and taxable state and local government installment sales and sales-type leases originated by the domestic marketing operations of XC. The Company raises debt in the Capital Markets to fund purchases of these receivables. The Company has no international operations and does not purchase international customer receivables. Purchases of contracts receivable from XC and the subsequent administration of those receivables by XC are undertaken pursuant to an Operating Agreement between XC and the Company. Under the Operating Agreement, XC transfers to the Company whatever security interest it has in the receivables and equipment.

The purchase price of the receivables contracts is calculated as the present value of the future cash flows. The interest rates utilized to discount the cash flows are determined by certain reference interest rates plus a prescribed spread. The interest rate utilized for the cost calculation is adjusted monthly as each new set of contracts is purchased.

XC provides all billing, collection and other services related to the administration of the receivables, for which the Company pays a fee. Receivables collected by XC on our behalf, net of amounts we owe XC for receivables we purchase from XC, are recorded in an intercompany account. Also recorded in this intercompany account are fees we owe XC under the Operating Agreement. Periodically, generally quarterly, net cash settlements of this account are made. Since all services are provided by XC, we maintain minimal facilities and have no separate infrastructure or employees.

Recognition of Earned Income

The Company utilizes the interest method for the recognition of earned income associated with contracts receivable. Under this method, the difference between the amount of gross contract receivable and the cost of the contract is recorded as unearned income. The unearned income is amortized to income over the term of the transaction under an effective yield method.

Cash and Cash Equivalents

All highly liquid investments of the Company, if any, with a maturity of three months or less at date of purchase are considered to be cash equivalents.


                           XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Allowance for Losses

XC computes the allowance for losses on all contracts based upon historical experience and current trends. When the Company purchases the contracts from XC, the portion of XC's allowance allocable to the purchased contracts is deducted from the purchase price and recorded as Allowance for Losses by the Company. If more contracts are charged off than were forecast in the initial allowance for loss calculation, XC reimburses the Company for the excess charge-offs. The resultant effect is to relieve the Company of any exposure with regard to write-offs associated with the contracts receivable purchased from XC, and therefore, no bad debt expense is included in the Company's Consolidated Statements of Income.

Charge-Off of Delinquent Receivables

The Company's policy with respect to the charge-off of delinquent receivables is that receivables are charged-off as soon as it becomes apparent that the collection of the receivables through normal means is unlikely.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and commercial paper approximate carrying amounts due to the short maturities of these instruments. The fair value of investments, notes payable, and interest rate swaps are discussed in Notes 2, 4, and 6, respectively.

Accounting Changes

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.




                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 133, as amended, was effective for the Company as of January 1, 2001. With the adoption of SFAS No. 133, we recorded a net cumulative after-tax charge of $3 in our statements of operations and a net cumulative after-tax loss of $20 in Accumulated Other Comprehensive Income. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values and fair values of related hedged assets, liabilities and firm commitments, we recognized a $10 increase in Total Assets and a $33 increase in Total Liabilities.

We expect that the adoption of SFAS 133 will increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(2)   Investments

Contracts receivable represent purchases of long-term trade accounts receivable from XC. These receivables arise from Xerox equipment being sold under installment sales and sales-type leases. Contract terms on these receivables range primarily from three to five years. The Company purchased receivables from XC totaling $2,496 million in 2000, $2,911 million in 1999, and $2,745 million in 1998. The Company was charged $10 million in 2000 and 1999 and $9 million in 1998 by XC for administrative costs associated with the contracts receivable purchased.

The Company is not required to determine the fair value of these receivables, however management believes that as of December 31, 2000 any revaluation of the contracts receivable would result in a fair value in excess of the carrying value of these receivables.

The scheduled maturities of customer financing contracts receivable at December 31, 2000 are as follows (in millions):

     2001                    $2,331
     2002                     1,654
     2003                     1,243
     2004                       794
     2005                       284
     Thereafter                  49
     Total                   $6,355

Experience has shown that a portion of these contracts receivable will be prepaid prior to maturity. Accordingly, the preceding schedule of contractual maturities should not be considered a forecast of future cash collections.

During 2000, the Company transferred $457 million of finance receivables to a special purpose entity for cash proceeds of $411 million and a retained interest of $46 million. The transfer agreement includes a repurchase option; accordingly the proceeds were accounted for as a secured borrowing. At December 31, 2000 the balance of receivables transferred was $411 million and is included in Finance receivables, net in the consolidated balance sheets.
                           XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining secured borrowing balance of $325 million is included in Debt. Included in the $56 million notes receivable balance from XC and Affiliates at December 31, 1999 were interest bearing demand receivables from related parties. These amounts have been repaid in 2000.

During 1999, the Company received proceeds of $1,150 million from the sale of contracts receivable. The net pre-tax effect related to these sales was approximately a $(27) million loss in 2000 and a $27 million benefit in 1999, included in the consolidated statements of income as follows ($ in millions):

                                                                  2000    1999

  Gain on initial sale transactions included in Earned Income     $  -     $39
  Flow through impact of lower interest income in Earned Income    (61)    (33)
  Flow through impact of lower interest expense in Interest         34      21

     Net pre-tax benefit                                          $(27)    $27

Recourse amounts associated with the aforementioned sale are expected to be minimal and adequate reserves are in place to cover potential losses.

(3)   Allowance for Losses

The analysis of the Allowance for Losses for the three-year period ending December 31, 2000 is as follows ($ in millions):


                                    Additions
                      Balance   Charged   Retained               Balance
                        at        to         at                    at
                      Beginning  Costs      Time                   End
                        of        and        of                    of
                      Period    Expenses  Purchase   Deductions  Period
                                                         (A)
        2000
Allowance for losses   $ 138    $    -     $  66     $   64      $ 140

        1999
Allowance for losses   $ 136    $    -     $  81     $   79      $ 138

        1998
Allowance for losses   $ 131    $    -     $  52     $   47      $ 136

(A) Amounts written-off, net of recoveries.











                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   Notes Payable

 A summary of notes payable at December 31, 2000 and 1999 follows:

                                                             (In Millions)
                                                           2000         1999
        Floating Rate Notes due 2000                       $  -         $643
        Medium Term Notes due 2000                            -        1,025
        5.40% Medium Term Notes due 2000                      -          148
        Floating Rate Notes due 2001 (a)                    300          300
        3.25% Medium Term Notes due 2001                     26           26
        6.00% Medium Term Notes due 2002                    180          180
        0.80% Yen Denominated Medium Term Notes due 2002(c) 436          488
        Floating Rate Notes due 2002 (a)                     50            -
        6.10% Medium Term Notes due 2003                    200          200
        7.00% Medium Term Notes due 2003                    260            -
        1.50% Yen Denominated Medium Term Notes due 2005(c) 904            -
        2.00% Yen Denominated Medium Term Notes due 2007(c) 270            -
        Medium Term Notes due 2008 (b,d)                     25           25
        Medium Term Notes due 2012 (b,e)                    125          125
        Medium Term Notes due 2013 (b,f)                     60           60
        Medium Term Notes due 2014 (b)                       50           50
        Medium Term Notes due 2018 (b,g)                     25           25
        Secured borrowings due 2001-2003 (h)                325            -
        Floating Rate Notes due 2048 (i)                     60           60
        Revolving credit agreement, maturing in 2002(j)   1,020            -

            Subtotal                                     $4,316       $3,355
            Less current maturities                      (  460)      (2,025)
            Total Notes Payable after one year           $3,856       $1,330

(a) The notes carry interest rates that are based primarily on spreads above certain reference rates such as U.S. LIBOR.

(b) Medium Term Notes due in 2008 through 2018 have a weighted average interest rate of 6.71%.

(c) $467 and $140 million of the notes due in 2005 and 2007 respectively, represent a synthetic US$ obligation as a result of cross-currency interest rate swaps with third parties. This interest rate swap converts the hedged portion of the notes to U.S. LIBOR based funding. The remaining debt obligation of Yen 115 billion is hedged by cross-currency interest rate swaps with XC. As a result of these swaps we have effectively moved the exposure to foreign currency gains and losses to XC.

(d) $25 million of Medium Term Notes due 2008 are callable by the company beginning in 2000. The notes are not expected to be called during 2001.

(e) $100 million of Medium Term Notes due 2012 are callable by the company. The notes are not expected to be called in 2001.

(f) $60 million of Medium Term Notes due 2013 are callable by the company. The notes are not expected to be called in 2001.

                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(g) $25 million of Medium Term Notes due 2018 are callable by the company. The notes are not expected to be called in 2001.

(h) Refer to note 2 on page 22 for further discussion of secured borrowings.

(i) The notes mature August 15, 2048 and are repayable annually each August 15th at the option of the noteholders. The interest rate is indexed to rates on commercial paper placed for issuers whose bond rating is "AA" or the equivalent as reported in Federal Reserve Statistical Release H.15
   (519), which at year-end was 6.40 percent.

(j) Refer to note 5 on page 26 for further discussion of the revolving credit agreement.

Expected principal repayments on notes payable during the next five years are (in millions):

               2001                   $   460
               2002                     1,805
               2003                       532
               2004                         -
               2005 and Thereafter      1,519

               Total                  $ 4,316

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

Interest payments on notes payable for 2000, 1999 and 1998 were $252 million, $161 million, and $152 million, respectively. Interest payments on commercial paper for 2000, 1999 and 1998 were $59 million, $62 million and $87 million, respectively. The weighted-average commercial paper interest rates for 2000, 1999 and 1998 were 6.5 percent, 5.1 percent and 5.5 percent, respectively.

At December 31, 2000 and 1999, carrying values of notes payable totaled $4,316 million and $3,355 million, respectively. The fair values of the

Company's notes payable at December 31, 2000 and 1999 were $2,692 million and $3,316 million, respectively, based on quoted market prices for the Company's notes or those of comparable issuers with similar features and maturity dates. The difference between the fair value and the carrying value represents the theoretical net discount the Company would have received if it had retired all notes payable at December 31, 2000 or 1999, respectively. Except as disclosed above, the Company has no plans to retire its notes payable prior to their call or final maturity dates.

At December 31, 2000, the Company had a total of $32 million of commercial paper outstanding. The average interest rate on commercial paper outstanding at December 31, 2000 was 7.28 percent.


                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue.

(5)   Lines of Credit

Xerox has a $7 billion revolving credit agreement with a group of banks, which matures in October 2002. This revolver is accessible by XC and certain of XC's wholly owned subsidiaries including: us (up to a $7 billion limit) and Xerox Canada Capital Ltd. and Xerox Capital (Europe) plc (up to a $4 billion limit) with an XC guarantee. Amounts borrowed under this facility are at rates based, at the borrower's option, on spreads above certain reference rates such as LIBOR. This agreement contains certain covenants the most restrictive of which require that Xerox maintain a minimum level of consolidated tangible net worth and limit the amounts of outstanding secured borrowings, as defined in the agreement. Xerox is in compliance with these covenants at December 31, 2000. As of December 31, 2000, the balance outstanding under this line of credit was $7 billion for Xerox including $1.0 billion for the Company.

(6) Interest Rate Swaps

The Company enters into interest rate swap agreements to manage interest rate exposure. However, the recent downgrades of our indebtedness have effectively eliminated our ability to manage this exposure. An interest rate swap is an agreement to exchange interest rate payment streams based on a notional principal amount. We follow settlement accounting principles for interest rate swaps whereby the net interest rate differentials to be paid or received are recorded currently as adjustments to interest expense.

Virtually all customer financing assets earn fixed rates of interest. Accordingly, through the use of interest rate swaps in conjunction with the contractual maturity terms of outstanding debt, we "lock in" an interest spread by arranging fixed-rate interest obligations with maturities similar to the underlying assets. We refer to the effects of these conservative practices as "match funding" our customer financing assets. This practice effectively eliminates the risk of a major decline in interest margins resulting from adverse changes in the interest rate environment. Conversely, this practice does effectively eliminate the opportunity to materially increase margins when interest rates are declining. As previously disclosed our credit ratings have been downgraded during 2000. These downgrades have effectively eliminated our current ability to manage our exposure to interest rate changes which has historically been managed through the practice of match funding our finance receivables.

More specifically, pay fixed/receive variable interest rate swaps are often used in place of more expensive fixed-rate debt for the purpose of match funding fixed-rate customer contracts.

Pay variable/receive variable interest rate swaps ("basis swaps") are used to transform variable rate, medium-term debt into commercial paper or local currency LIBOR rate obligations. Pay variable/receive fixed interest rate swaps are used to transform term fixed-rate debt into variable rate obligations. The transactions performed within each of these three categories enable the cost-effective management of interest rate exposures.

                           XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The aggregate notional amounts of interest rate swaps outstanding at December 31, 2000 and 1999 are as follows:
                                                      (In Millions)
                                                  2000             1999
Pay fixed/receive variable                      $3,435           $4,206
Pay variable/receive fixed                       2,403            2,352
Pay variable/receive variable                        -              443

                                                $5,838           $7,001

Average interest payment rates                    6.65%           5.94%

These arrangements were entered into to ensure that, when taking into account the characteristics of its debt portfolio (described in Footnote 4) the Company was adequately match funded from an interest rate perspective. As discussed in the Results of Operations the Company is no longer match funding its portfolio.

At December 31, 2000 and 1999, the Company's swap agreements had aggregate net fair values of ($63) million and $16 million, respectively. These values represent the estimated net amounts the Company would have (paid)/received if all agreements had been terminated/replaced as of December 31, 2000 and 1999, respectively. The fair values for interest rate swap agreements were calculated by the Company based on market conditions as of the respective year-ends and supplemented with quotes from banks. The Company has no present plans to terminate/replace a significant portion of these agreements prior to their scheduled maturities. However, should the Company's debt ratings be downgraded by Standard and Poors to below investment grade, the Company may be required to settle certain of the out-of-the-money derivative agreements currently in place, in the approximate aggregate amount as of December 31, 2000 of $72 million. The maturities of the Company's swaps outstanding as of December 31, 2000 are: 2001 - $1,467 million, 2002 - $1,702 million, 2003 -
$1,078 million, 2004 - $300 million, 2005 and thereafter - $1,291 million.

Included in the amounts above are cross-currency interest rate swaps the Company entered into with XC during 2000. On December 1, 2000, Moody's reduced its rating of the Company's debt below investment grade. The downgrade required the Company to immediately repurchase certain of its then-outstanding derivative agreements. This included cross-currency interest rate swaps for 115 billion yen that were scheduled to mature from 2002 to 2007.

                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company entered into new cross-currency interest rate swaps with XC to replace these terminated derivative agreements. This resulted in the Company effectively converting the 115 billion yen debt obligation to a U.S. dollar obligation.

(7)   Income Taxes

Income taxes are provided at statutory rates based on income before income taxes exclusive of the amortization of investment tax credits and earnings not subject to Federal taxation. Substantially all of the Company's operations are included in XC's consolidated income tax returns. In connection with these consolidated returns, the Company paid XC $53 million, $58 million, and $62 million in 2000, 1999 and 1998, respectively. The Company paid less than $1 million in years 2000 and 1998, and $2 million in 1999 to taxing authorities for Company operations not included in XC's consolidated tax returns.

The components of income before income taxes and the provision for income taxes are as follows:
                                                         (In Millions)
                                                    2000      1999      1998

Income before income taxes:                       $  142    $  180    $  137

Federal income taxes
    Current                                       $   56    $   52    $   48
    Deferred                                          (6)       11         -

State income taxes
    Current                                            7         6         7
    Deferred                                          (1)        1         -

        Total provision for income taxes          $   56    $   70    $   55


A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:
                                                    2000      1999      1998

U.S. Federal statutory rate                         35.0%     35.0%     35.0%
State income taxes, net of Federal
    income tax benefit                               3.9       3.9       5.2

Effective tax rate                                  38.9%     38.9%     40.2%



The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 2000 and 1999 follows:
                                                     (In Millions)
                                                   2000          1999
Tax effect of future tax deductions:
     Real estate and other                       $    7        $    6
Tax effect of future taxable income:
     Asset securitizations                          ( 5)          (12)
     Leveraged leases and other                     (22)          (23)
Total deferred taxes, net                        $  (20)       $  (29)

                          XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes it is more likely than not that the deferred tax assets will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.

(8)   Xerox Corporation Support Agreement

The terms of a Support Agreement with XC provide that the Company will receive income maintenance payments, to the extent necessary, so that the Company's earnings shall not be less than 1.25 times its fixed charges. For purposes of this calculation, both earnings and fixed charges are as defined in Section 1404 (formerly Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that XC retain 100 percent ownership of the Company's voting capital stock.

(9)   Quarterly Results of Operations (Unaudited)

A summary of interim financial information follows:
                                                 (In Millions)
                                 First    Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter   Total
2000

Earned income                   $  103   $  108   $   113    $  117    $  441
Interest expense                    67       70        74        76       287
Operating and administrative
    expenses                         3        3         3         3        12

Income before income taxes          33       35        36        38       142

Income taxes                        13       14        14        15        56

Net income                      $   20   $   21    $   22    $   23    $   86

1999

Earned income                   $  104   $  131    $  109    $   91    $  435
Interest expense                    66       61        59        57       243
Operating and administrative
    expenses                         3        3         3         3        12

Income before income taxes          35       67        47        31       180

Income taxes                        14       26        18        12        70

Net income                      $   21   $   41    $   29    $   19    $  110









                              XEROX CREDIT CORPORATION
                                     Form 10-K
                        For the Year Ended December 31, 2000

                                 Index of Exhibits

Document

(3)(a) Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

            Incorporated by reference to Exhibit (3)(a) to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1999.

   (b)      By-Laws of Registrant, as amended through September 1, 1992.

            Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(4)(a) Indenture dated as of March 1, 1988, as supplemented by the First Supplemental Indenture dated as of July 1,1988, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) ("Bank One"), relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or the Executive Committee of the Board of Directors (the "March 1988 Indenture").

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-20640 and to Exhibit 4(a)(2) to Registrant's Current Report on Form 8-K dated July 13, 1988.

   (b) Indenture dated as of October 2, 1995, between Registrant and State Street Bank and Trust Company ("State Street"), relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors (the "October 1995 Indenture").

            Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement Nos. 33-61481 and 333-29677.

   (c)(1) Indenture dated as of April 1, 1999, between Registrant and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or Executive Committee of the Board of Directors (the "April 1999 Indenture").

            Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement No. 33-61481.


      (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the April 1999 Indenture.

   (d) $7,000,000,000 Revolving Credit Agreement dated October 22, 1997, among Xerox Corporation, Registrant and certain Overseas Borrowers, as Borrowers, various lenders and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and Bank One, as Agents.

            Incorporated by reference to Exhibit 4(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

   (e) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)(a) Amended and Restated Operating Agreement originally made and entered into as of November 1, 1980, amended and restated as of June 30, 1998, between Registrant and Xerox.

            Incorporated by reference to Exhibit 10(a) of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

    (b) Support Agreement dated as of November 1, 1980, between Registrant and Xerox.

            Incorporated by reference to Exhibit 10(b) to Registration Statement No. 2-71503.

    (c) Tax Allocation Agreement dated as of January 1, 1981, between Registrant and Xerox.

            Incorporated by reference to Exhibit 10(c) to Registration Statement No. 2-71503.

(12)(a)     Computation of Registrant's Ratio of Earnings to Fixed Charges.

            See Page 38 of this Report on Form 10-K.

    (b)     Computation of Xerox' Ratio of Earnings to Fixed Charges.

            See Page 39 of this Report on Form 10-K.

(21)        Subsidiaries of Registrant

(23)        Consent of KPMG LLP.

            See Page 40 of this Report on Form 10-K.

(27)        Financial Data Schedule (Electronic Form Only)