Form 10-Q
period 2001-03-31
XEROX CREDIT CORP
filed 2001-07-12
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 2001
                                      OR
(   )     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities
          Exchange Act of 1934
          For the transition period from :                 to

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

   Class                                  Outstanding as of June 30, 2001
Common Stock                                               2,000



                      THIS DOCUMENT CONSISTS OF 17 PAGES

Forward-Looking Statements

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

Xerox's liquidity is currently provided through its own cash generation from operations and various financing strategies including securitizations. XC is currently funding its customer financing activity from available sources of liquidity, including cash on hand. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox is actively seeking third parties to provide financing to its customers. In the near-term Xerox's ability to continue to offer customer financing and be successful in the placement of its equipment with customers is largely dependent upon obtaining such third party financing. Xerox has also embarked upon a process of selling certain assets with the objective of generating proceeds for the purpose of retiring outstanding debt.

Thus, Xerox's liquidity is dependent upon the timely implementation and execution of the various turnaround program initiatives as well as its ability to generate positive cash flow from operations and various financing alternatives, including securitizations.




                       XEROX CREDIT CORPORATION
                               Form 10-Q
                             March 31, 2001


Table of Contents
                                                                  Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                              4

      Consolidated Balance Sheets                                    5

      Consolidated Statements of Cash Flows                          6

      Notes to Consolidated Financial Statements                     7

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Results of Operations                                          9

      Capital Resources and Liquidity                               10

   Item 3. Quantitative and Qualitative Disclosures About
     Market Risk                                                    13

Part II - Other Information

   Item 1. Legal Proceedings                                        14

   Item 2. Changes in Securities                                    14

   Item 3. Defaults Upon Senior Securities                          14

   Item 4. Submission of Matters to a Vote of Security Holders      14

   Item 6. Exhibits and Reports on Form 8-K                         14

Signature                                                           15

Exhibits

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Credit Corporation)                                              16

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Corporation)                                                     17




PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)

                                                           Three Months Ended
                                                                March 31,
                                                              2001     2000



Earned income:
   Contracts receivable                                     $  126    $  103
Expenses:
   Interest                                                     82        67
   Operating and administrative                                  3         3
   Derivative fair value adjustments, net                       (1)        -

      Total expenses                                            84        70

Income before income taxes                                      42        33

Provision for income taxes                                      16        13

Net income before cumulative effect of
   change in accounting principle					    26        20

Cumulative effect of change in accounting principle
   (less income tax benefit of $1)                              (3)        -


Net income                                                  $   23    $   20


See accompanying notes.



                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                      March 31,   December 31,
                                                          2001           2000
                                                     (UNAUDITED)     (AUDITED)


Cash and cash equivalents                              $     -       $      -
Investments:
    Contracts receivable                                 6,270          6,355
    Unearned income                                       (747)          (755)
    Allowance for losses                                  (135)          (140)
        Total investments                                5,388          5,460

Other assets                                                31             34

        Total assets                                   $ 5,419        $ 5,494


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:

    Notes payable within one year:
      Commercial paper                                       -             32
      Current portion of notes payable after one year      326            326
	Current portion of secured borrowing                 143            134
      Notes Payable - Xerox and affiliates                 412            388
    Notes payable after one year                         3,508          3,665
    Secured borrowing due after one year                   122            191
    Due to Xerox Corporation, net                          108             98
    Accounts payable and accrued liabilities                32             24
    Derivative liabilities                                 148              -
    Deferred income taxes                                    -             20

        Total liabilities                                4,799          4,878

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23             23
    Additional paid-in capital                             219            219
    Derivative losses on cash flow hedging                 (18)             -
    Retained earnings                                      396            374

        Total shareholder's equity                         620            616

        Total liabilities and shareholder's equity     $ 5,419        $ 5,494




See accompanying notes.



                               XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                           Three Months Ended
                                                                March 31,
                                                             2001      2000
Cash Flows from Operating Activities
  Net income                                               $   23    $   20
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net change in operating assets and liabilities              3       (10)

Net cash provided by operating activities                      26        10

Cash Flows from Investing Activities
  Purchases of investments                                   (417)     (617)
  Proceeds from investments                                   489       431
  Proceeds from sale of other asset                            23         -

Net cash provided by (used in) investing activities            95      (186)

Cash Flows from Financing Activities
  Change in commercial paper, net                             (32)    1,243
  Change in notes with Xerox and affiliates, net               39      (317)
  Proceeds from long-term debt                                  -        50
  Principal payments on long-term debt                       (128)     (800)

Net cash (used in) provided by financing activities          (121)      176


  Increase in cash and cash equivalents                         -         -

  Cash and cash equivalents, beginning of period                -         -

  Cash and cash equivalents, end of period                 $    -    $    -




See accompanying notes.





                          XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements


(1) The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Credit Corporation (the "Company") in accordance with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the operating results for the interim periods presented have been made.

(2) The terms of a Support Agreement with Xerox Corporation ("XC") provide that the Company will receive income maintenance payments from XC, to the extent necessary, so that the Company's earnings shall not be less than 1.25 times its fixed charges. For purposes of this calculation, both earnings and fixed charges are as defined in Section 1404 (formerly Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that XC retain 100 percent ownership of the Company's voting capital stock.

(3) During 2000, the Company transferred $457 million of finance receivables to a wholly-owned qualifying bankruptcy-remote special purpose entity for cash proceeds of $411 million and a retained interest of $46 million. In connection with the reduction of XC's and the Company's debt rating to below investment grade, XC subsequently renegotiated this securitization transaction resulting in a one-time principal payment of approximately $40 million. This payment helped reduce the outstanding balance on that amortizing facility to $265 at March 31, 2000. Since this transaction was accounted for as a secured borrowing, the balance sheet continues to reflect the receivables and related debt obligation. The earnings impact of this transaction was not material.

(4) In 1990, we discontinued our third-party financing business. As of December 2000, we had one asset-based financing lease remaining from this business which appears in other assets on our Consolidated Balance Sheet. In the first quarter of 2000, this asset was sold for proceeds of $23. The sale resulted in no gain or loss.

(5) We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) and SFAS 138 as of January 1, 2001. SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

With the adoption of SFAS No. 133, we recorded a net cumulative after-tax charge of $3 million in our Consolidated Statements of Income and a net cumulative after-tax loss of $20 million in Accumulated Other Comprehensive Income. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values and fair values of related hedged assets, liabilities and firm commitments, we recognized a $10 million increase in Total Assets and a $33 million increase in Total Liabilities.

The adoption of SFAS 133 is expected to increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as more fully described in management's discussion of capital resources and liquidity, our ability to enter into new derivative contracts is severely constrained. The following is a summary of our FAS 133 activity during the first quarter:

                           XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements


Interest Rate/Cross Currency Swaps. We enter into several types of derivative agreements primarily to manage interest rate and currency exposures related to our indebtedness and to "match fund" our customer financing assets. We attempt to manage our exposures in total on an economic basis, considering our total portfolio of indebtedness, which includes fixed rate, variable rate and foreign currency borrowings with varying terms. Accordingly, while all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This will result in mark-to-market valuation of these derivatives directly through earnings, which will lead to increased volatility in our earnings.

During the first quarter, the net loss from the mark-to-market valuation of our interest rate derivatives recorded in earnings was approximately $34 million. This amount was primarily related to the valuation of our match funding swaps in which we pay fixed and receive variable interest. The loss reflects the decrease in variable rates during the first quarter. The loss was offset by a gain of approximately $35 million on the mark-to-market valuation of certain cross currency interest rate swap agreements, which is net of the remeasurement of the underlying foreign currency debt. These cross currency interest rate swaps hedge approximately 180 billion of Yen borrowings. 65 billion Yen is hedged through a third party swap and the remainder is hedged through an intercompany swap with XC. These borrowings have an underlying Yen fixed interest rate, which the swaps convert to a US dollar variable based rate. The gain during the quarter reflects the decline in variable rates.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS
The sole business of our Company is to purchase long-term accounts receivable arising from installment sales and sales-type leases originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC are sold to us. Long-term receivables arising from tax-exempt transactions with state and local government customers are retained by XC.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertake the purchases noted above. The receivables arise primarily from XC equipment being sold under installment sales and sales-type leases, including any residual income related to such leases.

Total earned income was $126 million and $103 million for the first quarter of 2001 and the first quarter of 2000, respectively. The increase from 2000 to 2001 is due to an increase in portfolio size and higher yields in the first three months of 2001 as compared to the first three months of 2000. The growth in the portfolio is due to the effects of two securitizations transacted in 1999 and aggregating $1.15 billion in proceeds. As these transactions were accounted for as asset sales, the initial impact, in 1999, was to reduce the size of the portfolio by the amount of the proceeds. However, in subsequent periods, because new originations are not offset by principal collections related to the securitized assets, the portfolio in effect replenishes itself by amounts equal to these principal collections during each period.

Interest expense was $82 million and $67 million for the first quarter of 2001 and 2000, respectively. The increase is due to a higher portfolio and an increase in our cost of debt.

Prior to the fourth quarter of 2000, we had employed a match funding policy for customer financing assets and related liabilities. Under this policy, the interest and currency characteristics of the indebtedness were, in most cases, matched to the interest and currency characteristics of the finance receivables. The recent downgrades of our debt and XC's debt significantly changed the nature of our indebtedness and reduced our ability to continue our historical match funding policy. Instead, we expect to pay down our outstanding obligations as they contractually mature, and our debt has been classified in the consolidated balance sheets accordingly.

Operating and administrative expenses were $3 million for the first quarter of 2001 unchanged from the first quarter of 2000. These expenses are incurred to administer the contracts receivable purchased from XC.

The effective income tax rate for the first three months of 2001 was 38.9%, unchanged from the first quarter of 2000.

In the first quarter 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Notwithstanding the impacts of the debt rating downgrades on our ability to access the derivatives market (see: Capital Resources and Liquidity), we typically have entered into several types of derivative agreements primarily to manage interest rate and currency exposures related to our indebtedness and to "match fund" our customer financing assets. We attempt to manage our exposures in total on an economic basis, considering our total portfolio of indebtedness, which includes fixed rate, variable rate and foreign currency borrowings with varying terms. Accordingly, while all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No.
133. This will result in mark-to-market valuation of these derivatives directly through earnings, which will increase volatility in our earnings.

During the first quarter, the net loss from the mark-to-market valuation of our interest rate derivatives recorded in earnings was approximately $34 million. This amount was primarily related to the valuation of our match funding swaps in which we pay fixed and receive variable interest. The loss reflects the decrease in variable rates during the first quarter. The loss was offset by a gain of approximately $35 million on the mark-to-market valuation of certain cross currency interest rate swap agreements, which is net of the remeasurement of the underlying foreign currency debt. These cross currency interest rate swaps hedge approximately 180 billion of Yen borrowings. 65 billion Yen is hedged through a third party swap and the remainder is hedged through an intercompany swap with XC. These borrowings have an underlying Yen fixed interest rate, which the swaps convert to a US dollar variable based rate. The gain during the quarter reflects the decline in variable rates.

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

Net cash provided by operating activities was $26 million in the first three months of 2001 compared to $10 million during the same period in 2000. This increase was primarily due to the timing of interest payments.

Net cash provided by investing activities was $95 million in the first three months of 2001 compared to $186 million used by investing activities during the same period in 2000. The change from 2000 to 2001 reflects reduced sale activity, an increase in principal collections and proceeds from the sale of an asset associated with discontinued operations (see Note 4).

The changes in operating and investing cash flows resulted in net cash used by financing activities of $121 million during the first three months of 2001, versus $176 million provided by financing activities during the same period in 2000. During the first three months of 2001, commercial paper balances declined $32 million, reducing our commercial paper outstanding to zero. Principal payments on long term debt used an additional $128 million while net notes with XC and affiliates provided $39 million.

During 2000, the agencies that assign debt ratings to our debt and XC's debt downgraded these issuers' senior debt and short-term debt several times. As of July 12, 2001, debt ratings by Moody's are Ba1 and Not Prime, respectively, and the ratings outlook is negative; debt ratings by Fitch are BB and B, respectively, and the ratings outlook is stable; and debt ratings by Standard and Poors ("S&P") are BBB- and A-3, respectively, and the ratings outlook is negative. Since October 2000, the capital markets and uncommitted bank lines of credit have been, and are expected to continue to be, largely unavailable to us. We expect this to result in higher borrowing costs going forward.

Consequently, in the fourth quarter 2000, XC and its eligible subsidiaries together drew down the entire $7.0 billion available under the Revolver, primarily to maintain financial flexibility and pay down debt obligations as they came due. Our outstanding balance under this line of credit was $1.0 billion at March 31, 2001. XC and its consolidated subsidiaries (collectively, "Xerox"), including us, are in compliance with the covenants, terms and conditions in the Revolver, which matures on October 22, 2002. The only financial covenant in the Revolver requires Xerox to maintain a minimum of $3.2 billion of Consolidated Tangible Net Worth, as defined ("CTNW"). At March 31, 2001, Xerox's CTNW was $671 million in excess of the minimum requirement, an increase of $71 million from the December 31, 2000 level. Further operating losses, restructuring costs, dividends and adverse currency translation adjustments would erode this excess, while gains on asset sales, operating profits, additional debt-to-equity exchanges and favorable currency translation would improve this excess.

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

Xerox has initiated discussions to implement third-party vendor financing programs which, when implemented, will significantly reduce Xerox's and our debt and finance receivable levels going forward. In addition, Xerox is in discussions to consider selling portions of the existing finance receivables portfolio, and is continuing to actively pursue alternative forms of financing including securitizations and secured borrowings. In connection with these initiatives, in January 2001, Xerox received $435 million in financing from an affiliate of GE Capital, secured by the portfolio of lease receivables in the United Kingdom. In the second quarter of 2001, Xerox sold its leasing businesses in four European countries to Resonia Leasing AB for proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to Xerox's customers in those countries. The initiative to implement vendor financing programs is expected to significantly reduce or eliminate the creation of new finance receivables for Xerox. Accordingly, we may no longer be purchasing such receivables and the existing portfolio would ultimately be collected. Further, Xerox's discussions to consider selling portions of its existing finance receivables portfolio, and its initiatives to actively pursue alternative forms of financing including securitizations and secured borrowings, could reduce the portfolio owned by us.

Xerox believes its liquidity is presently sufficient to meet current and anticipated needs going forward, subject to timely implementation and execution of the various global initiatives discussed above. Should Xerox not be able to successfully complete these initiatives in a timely or satisfactory manner, Xerox will need to obtain additional sources of funds through other operating improvements, financing from third parties, additional asset sales, or a combination thereof. The adequacy of Xerox's continuing liquidity depends on its ability to successfully generate positive cash flow from an appropriate combination of these sources.

As of March 31, 2001, we had approximately $0.5 billion of debt maturing during the remainder of 2001, and $1.8 billion maturing in 2002, as summarized below ($ billions):

                                           2001        2002
            First Quarter                  $  -        $0.0
            Second Quarter                  0.1         0.1
            Third Quarter                   0.0         0.0
            Fourth Quarter                  0.4         1.7*
            Full Year                      $0.5        $1.8

* Includes $1.0 billion maturing under the Revolver

As of March 31, 2001, Xerox, including us, had approximately $2.7 billion of debt expected to be repaid during the remainder of 2001. In April 2001, letters of credit totaling $660 million, which supported Ridge Reinsurance ceded reinsurance obligations, were replaced by Xerox with trusts collaterized by the Ridge Reinsurance portfolio of approximately $405 million, plus approximately $255 million in cash. Neither Xerox nor we have any other material obligations payable during the remainder of 2001 unless XC's and/or our debt ratings are further downgraded, as discussed below.

On December 1, 2000, a downgrade of our debt and XC's debt by Moody's, to below investment grade, effectively eliminated our ability to enter into new foreign currency and interest rate derivative agreements, and required us to immediately repurchase certain of our then-outstanding derivative agreements. To minimize the resulting exposures, we also voluntarily terminated other derivative agreements. At March 31, 2001, our derivative portfolio has a net negative value of $303 million. This includes $171 million related to an intercompany cross-currency interest rate swap with XC on 115 billion of Yen borrowings. Should our debt ratings be downgraded by Standard and Poors to below investment grade, we may be required to repurchase certain of the out-of-the-money derivative agreements currently in place, in the approximate aggregate amount, as of March 31, 2001, of $120 million. However, it is also possible that some counterparties may require, or agree to, the repurchase of certain of our in-the-money derivatives currently in place, which could reduce this cash requirement.

There is no assurance that our credit ratings or Xerox's credit ratings will be maintained, or that various counterparties to derivative agreements would not require us to repurchase the obligations in cases where the agreements permit such termination.

As described above, our current ability to enter into new derivative contracts with third parties has been effectively eliminated. Consequently, we have not entered into interest rate swap agreements with third parties subsequent to October 2000. Therefore, while our overall risk management strategy is explained below, our ability to employ that strategy effectively has been severely limited. Any further downgrades of our debt or XC's debt could further limit our ability to execute this risk management strategy effectively.

We are exposed to market risk from changes in interest rates that could affect results of operations and financial condition. To assist in managing our interest rate exposure and match funding our principal assets, we routinely used certain financial instruments, primarily interest rate swap agreements. In general, our objective was to hedge our variable-rate debt by paying fixed rates under the swap agreements while receiving variable-rate payments in return. Additionally, in order to manage our outstanding commercial paper, we issued variable- and fixed-rate medium term notes, which are swapped to LIBOR-based rates. We do not enter into derivative instrument transactions for trading purposes and employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited match funding and liquidity objectives.

Through October 2000, we entered into interest rate swap agreements that effectively converted $1,633 million of variable-rate debt into fixed-rate debt. These agreements mature at various dates through 2005. We also entered into interest rate swap and interest rate cross-currency agreements during 2000 that effectively converted $1,525 million of fixed- and variable-rate debt into debt indexed to LIBOR rates. These agreements mature at various dates through 2007.

Our interest rate hedging is typically unaffected by changes in market conditions because swaps are normally held to maturity consistent with our objective to lock in interest rate spreads on the underlying transactions.

As of March 31, 2001, our overall debt-to-equity ratio was 7.5 to 1. Under the terms of the Amended and Restated Operating Agreement, XC has the option, but no obligation, to transfer additional funds to us in order to maintain such ratio at a specific level. No such transfers were made during the periods covered by this report. It is our intention to maintain the debt-to-equity ratio at no greater than 8.0 to 1.

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

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

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



July 12, 2001                           BY: /S/ Richard Ragazzo

                                       Richard Ragazzo
                                       Vice President, Treasurer and
                                       Chief Financial Officer