Form 10-Q
period 2001-06-30
XEROX CREDIT CORP
filed 2001-08-13
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 2001
                                      OR
(   )     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities
          Exchange Act of 1934
          For the transition period from :                 to

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

   Class                                  Outstanding as of July 31, 2001
Common Stock                                               2,000



                      THIS DOCUMENT CONSISTS OF 17 PAGES

Forward-Looking Statements

From time to time Xerox Credit Corporation ("Registrant" or the "Company") and its representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to Registrant are based on the beliefs of management as well as assumptions made by and information currently available to management.

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




                       XEROX CREDIT CORPORATION
                               Form 10-Q
                              June 30, 2001


Table of Contents
                                                                  Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                              4

      Consolidated Balance Sheets                                    5

      Consolidated Statements of Cash Flows                          6

      Notes to Consolidated Financial Statements                     7

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Results of Operations                                          9

      Capital Resources and Liquidity                               10

   Item 3. Quantitative and Qualitative Disclosures About
     Market Risk                                                    13

Part II - Other Information

   Item 1. Legal Proceedings                                        14

   Item 2. Changes in Securities                                    14

   Item 3. Defaults Upon Senior Securities                          14

   Item 4. Submission of Matters to a Vote of Security Holders      14

   Item 5. Other Information                                        14

   Item 6. Exhibits and Reports on Form 8-K                         14

Signature                                                           15

Exhibits

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Credit Corporation)                                              16

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Corporation)                                                     17




PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)

                                   Three Months Ended    Six Months Ended
                                        June 30,            June 30,
                                     2001     2000         2001     2000



Earned income:
   Contracts receivable            $  121    $  108      $  247   $  211
Expenses:
   Interest                            84        70         166      137
   Operating and administrative         3         3           6        6
   Derivative instruments fair value
   adjustments, net                     8         -           7        -
      Total expenses                   95        73         179      143

Income before income taxes             26        35          68       68

Provision for income taxes             10        14          26       27

Net income before cumulative effect    16        21          42       41
   of change in accounting
   principle

Cumulative effect of change in
   accounting principle                 -         -          (3)       -

Net income                         $   16    $   21      $   39   $   41


See accompanying notes.



                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                       June 30,   December 31,
                                                          2001           2000
                                                     (UNAUDITED)


Cash and cash equivalents                              $     -        $     -

Investments:
    Contracts receivable                                 6,214          6,355
    Unearned income                                       (721)          (755)
    Allowance for losses                                  (137)          (140)
        Total investments                                5,356          5,460

Derivative and other assets                                 18             34

        Total assets                                   $ 5,374        $ 5,494


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Notes payable within one year:
      Commercial paper                                 $     -        $    32
      Current portion of notes payable after one year      349            326
	Current portion of secured borrowing                 143            134
      Notes Payable - Xerox and affiliates                 449            388
    Notes payable after one year                         3,450          3,665
    Secured borrowing due after one year                    89            191
    Due to Xerox Corporation, net                           80             98
    Accounts payable and accrued liabilities                25             24
    Derivative liabilities                                 149              -
    Deferred income taxes                                    -             20

        Total liabilities                                4,734          4,878

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23             23
    Additional paid-in capital                             219            219
    Derivative losses on cash flow hedging                 (15)             -
    Retained earnings                                      413            374

        Total shareholder's equity                         640            616

        Total liabilities and shareholder's equity     $ 5,374        $ 5,494




See accompanying notes.











                               XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                             Six Months Ended
                                                                June 30,
                                                             2001       2000
Cash Flows from Operating Activities
  Net income                                               $   39     $   41
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net change in operating assets and liabilities            (19)       (15)
    Loss on derivative instruments                              7          -

Net cash provided by operating activities                      27         26

Cash Flows from Investing Activities
  Purchases of investments                                   (912)    (1,200)
  Proceeds from investments                                 1,017        887
  Proceeds from sale of other assets                           23          -

Net cash provided by (used in) investing activities           128       (313)

Cash Flows from Financing Activities
  Change in commercial paper, net                             (32)       888
  Change in notes with Xerox and affiliates, net               (4)      (711)
  Proceeds from long-term debt                                  -      1,525
  Principal payments on long-term debt                       (119)    (1,415)

Net cash provided by (used in) financing activities          (155)       287


  Increase in cash and cash equivalents                         -          -

  Cash and cash equivalents, beginning of period                -          -

  Cash and cash equivalents, end of period                 $    -     $    -




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

(2) The terms of a Support Agreement with Xerox Corporation ("XC") provide that the Company will receive income maintenance payments from XC, to the extent necessary, so that the Company's earnings shall not be less than 1.25 times its fixed charges. For purposes of this calculation, both earnings and fixed charges are as defined in Section 1404 (formerly Section 81(2)) of the New York Insurance Law as it existed prior to January 1, 1993. In addition, the agreement requires that XC retain 100 percent ownership of the Company's voting capital stock.

(3) During 2000, the Company transferred $457 million of finance receivables to a wholly-owned qualifying bankruptcy-remote special purpose entity for cash proceeds of $411 million and a retained interest of $46 million. In connection with the reduction of XC's and the Company's debt rating to below investment grade, XC subsequently renegotiated this securitization transaction resulting in a one-time principal payment of approximately $40 million. This payment helped reduce the outstanding balance on that amortizing facility to $232 at June 30, 2001. Since this transaction was accounted for as a secured borrowing, the balance sheet continues to reflect the receivables and related debt obligation. The earnings impact of this transaction was not material.

(4) We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) and SFAS 138 as of January 1, 2001. SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

With the adoption of SFAS No. 133, we recorded a net cumulative after-tax charge of $3 million in our Consolidated Statements of Income and a net cumulative after-tax loss of $20 million in Accumulated Other Comprehensive Income. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values and fair values of related hedged assets, liabilities and firm commitments, we recognized a $10 million increase in Total Assets and a $33 million increase in Total Liabilities. Approximately $5 million of the after-tax loss of $20 million recorded in Accumulated Other Comprehensive Income at transition has been reclassified to year to date earnings.

The adoption of SFAS 133 is expected to increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as more fully described in management's discussion of capital resources and liquidity, our ability to enter into new derivative contracts is severely constrained. The following is a summary of our FAS 133 activity during the first half:

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

The net gain/(loss) from the mark-to-market valuation of our interest rate derivatives recorded in earnings was approximately $(1) million and $(34) million for the second quarter and year to date periods, respectively. The year to date loss is primarily related to the valuation of our match funding swaps in which we pay fixed and receive variable interest. The loss reflects the decrease in variable rates during the first half. The net gain/(loss) from the mark-to-market valuation of certain cross currency interest rate swap agreements was $(7) and $27 million for the second quarter and year to date periods, respectively. The amounts are net of the remeasurement of the underlying foreign currency debt. These cross currency interest rate swaps hedge approximately 180 billion of Yen borrowings. 65 billion Yen is hedged through a third party swap and the remainder is hedged through an intercompany swap with XC. These borrowings have an underlying Yen fixed interest rate, which the swaps convert to a US dollar variable based rate. The gain for the first half reflects the decline in variable rates partially offset by related changes in exchange rates.

As of May 2001, we designated the third party cross currency interest rate swap associated with 65 billion in Yen borrowings as a fair value hedge and accounted for it accordingly on a prospective basis. The net ineffective portion of this fair value hedge, recorded in earnings during the second quarter, was immaterial.

(5) In July 2001, XC completed the offering of $513 million of floating rate asset backed notes and received cash proceeds of approximately $480 million. The remaining cash proceeds of approximately $30 million will be held in reserve over the term of the asset backed notes. As part of the transaction, we sold approximately $628 million of domestic finance receivables to XC. XC then sold the receivables to a qualified special purpose entity in which XC has a retained interest of approximately $148 million, including the cash proceeds held in reserve.




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

Total earned income was $121 million and $108 million for the second quarter of 2001 and 2000, respectively, and $247 million and $211 million for the first six months of 2001 and 2000, respectively. The increase from 2000 to 2001 is due to an increase in portfolio size and higher yields in the first six months of 2001 as compared to the first six months of 2000.

Interest expense was $84 million and $70 million for the second quarter of 2001 and 2000, respectively and $166 million and $137 million for the first six months of 2001 and 2000, respectively. The increase is due to a larger portfolio and an increase in our cost of debt.

Prior to the fourth quarter of 2000, we had employed a match funding policy for customer financing assets and related liabilities. Under this policy, the interest and currency characteristics of the indebtedness were, in most cases, matched to the interest and currency characteristics of the finance receivables. The recent downgrades of our debt and XC's debt significantly changed the nature of our indebtedness and substantially reduced our ability to continue our historical match funding policy. Instead, we expect to pay down our outstanding obligations as they contractually mature, and our debt has been classified in the consolidated balance sheets accordingly.

Operating and administrative expenses were $3 million for both the second quarter of 2001 and 2000 and $6 million for both the first half of 2001 and 2000. These expenses are incurred to administer the contracts receivable purchased from XC.

The effective income tax rate for the second quarter and first half of 2001 was 38.9%, unchanged from the second quarter of 2000.

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

The net gain/(loss) from the mark-to-market valuation of our interest rate derivatives recorded in earnings was approximately $(1) million and $(34) million for the second quarter and year to date periods, respectively. The year to date loss is primarily related to the valuation of our match funding swaps in which we pay fixed and receive variable interest. The loss reflects the decrease in variable rates during the first half. The net gain/(loss) from the mark-to-market valuation of certain cross currency interest rate swap agreements was $(7) and $27 million for the second quarter and year to date periods, respectively. The amounts are net of the remeasurement of the underlying foreign currency debt. These cross currency interest rate swaps hedge approximately 180 billion of Yen borrowings. 65 billion Yen is hedged through a third party swap and the remainder is hedged through an intercompany swap with XC. These borrowings have an underlying Yen fixed interest rate, which the swaps convert to a US dollar variable based rate. The gain for the first half reflects the decline in variable rates partially offset by related changes in exchange rates.

Historically, it has been our intent to target a return on equity of 15 percent. Based on our results through June 30, 2001 our full year return on equity would be approximately 13 percent. This is primarily due to the effects of SFAS 133. Since the effects of SFAS 133 should net to zero over the terms of the related swaps, it is our current intention to target a return on equity of 15 percent prior to the effects of SFAS 133.

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

Net cash provided by operating activities was $27 million in the first six months of 2001 compared to $26 million during the same period in 2000.

Net cash provided by investing activities was $128 million in the first six months of 2001 compared to $313 million used by investing activities during the same period in 2000. The change from 2000 to 2001 primarily reflects lower levels of equipment sales by XC and an increase in principal collections plus the proceeds from the sale of an asset associated with previously discontinued operations.

The changes in operating and investing cash flows resulted in net cash used by financing activities of $155 million during the first six months of 2001, versus $287 million provided by financing activities during the same period in 2000. During the first six months of 2001, commercial paper balances declined $32 million, reducing our commercial paper outstanding to zero. Principal payments on long term debt used an additional $119 million while net notes with XC and affiliates used an additional $4 million.

During 2000, the agencies that assign ratings to our debt and XC's debt downgraded these issuers' senior and short-term debt several times. As of August 7, 2001, debt ratings by Moody's are Ba1 and Not Prime, respectively, and the ratings outlook is negative; debt ratings by Fitch are BB and B, respectively, and the ratings outlook is stable; and debt ratings by Standard and Poors ("S&P") are BBB- and A-3, respectively, and the ratings outlook is negative. Since October 2000, uncommitted bank lines of credit and the unsecured capital markets have been, and are expected to continue to be, largely unavailable to XC and its affiliates, including us. We expect this to result in higher borrowing costs going forward. This may also result in XC having to increase its level of intercompany lending to affiliates.

Consequently, in the fourth quarter 2000, XC and its eligible subsidiaries together drew down the entire $7.0 billion available under the Revolver, primarily to maintain financial flexibility and pay down debt obligations as they came due. Our outstanding balance under this line of credit was $1.0 billion at June 30, 2001. XC and its consolidated subsidiaries (collectively, "Xerox"), including us, are in compliance with the covenants, terms and conditions in the Revolver, which matures on October 22, 2002. The only financial covenant in the Revolver requires Xerox to maintain a minimum of $3.2 billion of Consolidated Tangible Net Worth, as defined ("CTNW"). At June 30, 2001, Xerox's CTNW was $489 million in excess of the minimum requirement, a decrease of $111 million from the December 31, 2000 level. Further operating losses, restructuring costs and adverse currency translation adjustments would erode this excess, while operating income, gains on asset sales, additional exchanges of debt for equity and favorable currency translation would improve this excess.

As of June 30, 2001, we had approximately $0.4 billion of debt maturing during the remainder of 2001, and $1.8 billion maturing in 2002, as summarized below ($ billions):

                                           2001        2002
            First Quarter                              $0.0
            Second Quarter                              0.1
            Third Quarter                  $0.1         0.0
            Fourth Quarter                  0.3         1.7*
            Full Year                      $0.4        $1.8

* Includes $1.0 billion maturing under the Revolver

As of June 30, 2001, Xerox, including us, had approximately $1.4 billion of debt expected to be repaid during the remainder of 2001.

Neither Xerox nor we have any other material obligations scheduled to mature in the remainder of 2001 unless Xerox's and/or our debt ratings are further downgraded, as discussed below.

Xerox is implementing a global Turnaround Program which includes initiatives to reduce costs on an annualized basis by at least $1 billion by the end of 2001, improve operations, and sell certain assets. We believe these actions will positively affect Xerox's capital resources and liquidity position when completed. In connection with these initiatives, Xerox announced and completed the sale of its China operations to Fuji Xerox Co., Ltd. ("Fuji Xerox") in the fourth quarter of 2000, which generated $550 million of cash and transferred debt of $118 million to Fuji Xerox. In March 2001, Xerox sold half of its ownership interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash.

Xerox has initiated discussions to implement third-party vendor financing programs which, when implemented, will significantly reduce Xerox's and our debt and finance receivables levels going forward. In addition, Xerox is in discussions to consider selling portions of the existing finance receivables portfolio, and is continuing to actively pursue alternative forms of financing including securitizations and secured borrowings. In connection with these initiatives, in January 2001, Xerox received $435 million in financing from an affiliate of GE Capital, secured by the portfolio of lease receivables in the United Kingdom. As of June 30, 2001, the remaining balance of this secured borrowing was $243 million. In the second quarter of 2001, Xerox sold its leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus certain retained interests. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to Xerox's customers in those countries. In July 2001, XC sold $513 million of asset-backed securities, supported by domestic finance receivables, for cash proceeds of $483 million and certain retained interests. These domestic finance receivables were purchased from us and the proceeds used to reduce notes payable to XC.

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

Through October 2000, we entered into interest rate swap agreements that effectively converted variable-rate debt into fixed-rate debt. These agreements, to the extent they remain outstanding, mature at various dates through 2005. Through October 2000, we also entered into interest rate swap and interest rate cross-currency agreements that effectively converted fixed- and variable-rate debt into debt indexed to LIBOR rates. These agreements, to the extent they remain outstanding, mature at various dates through 2007.

On December 1, 2000, Moody's reduced its rating of Xerox's and our debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements with third parties, and required Xerox to immediately repurchase certain of their then-outstanding derivative agreements. To minimize the resulting exposures, Xerox also voluntarily terminated other derivative agreements. At June 30, 2001, Xerox's remaining derivative portfolio with third parties has a net positive value of approximately $33 million (included in this $33 million is a net negative value for us of approximately $133 million). Should Xerox and/or our debt ratings be downgraded by Standard and Poors to below investment grade, we may be required to repurchase certain of the out-of-the-money derivative agreements currently in place, in the approximate aggregate amount, as of June 30, 2001, of $124 million (included in this $124 million is $116 million for us). However, it is also possible that some counterparties may require, or agree to, the repurchase of certain of our in-the-money derivatives currently in place, which could reduce this cash requirement.

There is no assurance that our credit ratings or Xerox's credit ratings will be maintained, or that various counterparties to derivative agreements would not require us to repurchase the obligations in cases where the agreements permit such termination.

As described above, our current ability to enter into new derivative contracts is severely constrained. Consequently, we have not entered into interest rate swap agreements with third parties subsequent to October 2000. Therefore, while our overall risk management strategy is explained below, our ability to employ that strategy effectively has been severely limited. Any further downgrades of our debt or XC's debt could further limit our ability to execute this risk management strategy effectively.

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

As of June 30, 2001, our overall debt-to-equity ratio was 7.2 to 1. Under the terms of the Amended and Restated Operating Agreement, XC has the option, but no obligation, to transfer additional funds to us in order to maintain such ratio at a specific level. No such transfers were made during the period covered by this report. It is our intention to maintain the debt-to-equity ratio at no greater than 8.0 to 1.

Pursuant to a Support Agreement between XC and us, XC has agreed to retain ownership of 100 percent of our voting capital stock and to make periodic payments to the extent necessary to ensure that our annual pre-tax earnings available for fixed charges equals at least 1.25 times our fixed charges. No such payments were made during the period covered by this report.

Although not required by either the Support or Operating agreement, we have entered into an intercompany cross-currency interest rate swap with XC on 115 billion of Yen borrowings with a current value of $158 million. This transaction was designed to protect us from the market risk resulting from the cancellation of certain derivative agreements discussed above.

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

                            (b) By-Laws of Registrant, as amended through
                                September 1, 1992.

                                Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report for the Quarter ended March 31, 1997.

                 Exhibit 12 (a) Computation of the Company's Ratio of
                                Earnings to Fixed Charges.

                            (b) Computation of Xerox's Ratio of Earnings
                                to Fixed Charges.

          (b)   Reports on Form 8-K.

                Current reports on Form 8-K dated April 2, 2001 and April 26, 2001 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.






                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       XEROX CREDIT CORPORATION



August 10, 2001                           BY: /S/ Richard Ragazzo

                                       Richard Ragazzo
                                       Vice President, Treasurer and
                                       Chief Financial Officer