Form 10-Q
period 2001-09-30
XEROX CREDIT CORP
filed 2001-11-14
CIK 351936

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 2001
                                      OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

   Class                                  Outstanding as of October 31, 2001
Common Stock                                               2,000



                      THIS DOCUMENT CONSISTS OF 20 PAGES



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

Registrant's liquidity is dependant upon the liquidity of its parent, Xerox Corporation ("XC", and collectively with its subsidiaries, "Xerox"). Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox, even if they do not directly affect the liquidity of the Registrant.

In October 2000, Xerox announced a turnaround program which includes a wide-ranging plan to generate cash, return to profitability and pay down debt. The success of the turnaround program is dependent upon successful and timely sales of assets, restructuring the cost base, placement of greater operational focus on the core business and the transfer of the financing of customer equipment purchases to third parties. Cost-base restructuring is dependent upon effectively and timely reducing the number of employees, closing and consolidating facilities, outsourcing certain manufacturing and logistics operations, reducing operational expenses and successfully implementing process and systems changes.

Xerox's liquidity is currently provided through its own cash generation from operations and various financing strategies including securitizations. Xerox is currently funding its customer financing activity from available sources of liquidity, including cash on hand. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox is actively seeking third parties to provide financing to its customers and recently announced a "framework agreement" under which GE Capital's Vendor Financial Services group will become the primary equipment financing provider for Xerox customers in the United States. This Agreement has not yet been completed and remains subject to the negotiation of definitive agreements and satisfaction of closing conditions, including completion of due diligence. Xerox's ability to continue to offer customer financing and be successful in the placement of its equipment with customers is largely dependent upon obtaining such third party financing.

Implementation of the framework agreement is expected to significantly reduce or eliminate the creation of new contracts receivable for Xerox. In anticipation of these agreements, Registrant stopped purchasing new contracts receivable from XC effective July 1, 2001 and the existing portfolio will ultimately run-off. Xerox's discussions to consider selling portions of the existing finance receivables portfolio, and its initiatives to actively pursue alternative forms of financing, including securitizations and secured borrowings, could further reduce the portfolio owned by Registrant.
Registrant may, at some point in the future, resume purchasing contracts receivable from XC, but expects that it would be at a significantly lower level than in the past. Xerox has also embarked upon a process of selling certain assets with the objective of generating proceeds for the purpose of retiring outstanding debt. Xerox does not expect to be able to access the capital markets in registered public offerings pending resolution of the review of Xerox's accounting practices by the Securities and Exchange Commission. Xerox cannot predict when the Securities and Exchange Commission will conclude either its investigation or its review or the outcome or impact of either.

Xerox's liquidity is dependent on the timely implementation and execution of the various turnaround program initiatives as well as its ability to generate positive cash flow from operations, possible asset sales, and various financing strategies including securitizations and its ability to successfully refinance a portion of its $7 billion Revolving Credit Agreement and extend its maturity beyond October, 2002. Should Xerox not be able to successfully complete the turnaround program, generate cash and refinance and extend the maturity of the Revolving Credit Agreement on a timely or satisfactory basis, Xerox will need to obtain additional sources of funds through other operating improvements, financing from third parties, asset sales, or a combination thereof. There can be no assurance that Xerox can obtain these additional sources of funds. Xerox has initiated discussions with the agent banks under its $7 billion revolving credit agreement in order to refinance a portion and extend its maturity beyond October, 2002. This agreement contains a consolidated tangible net worth ("CTNW") covenant and at September 30, 2001 Xerox had a $182 million cushion over the minimum amount required under the covenant. Operating losses, restructuring costs and adverse currency translation adjustments would erode the cushion. Failure to successfully refinance and extend the maturity of the agreement or a breach of the CTNW covenant could have a serious adverse impact on Xerox's liquidity.



                       XEROX CREDIT CORPORATION
                               Form 10-Q
                          September 30, 2001


Table of Contents
                                                                  Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                              5

      Consolidated Balance Sheets                                    6

      Consolidated Statements of Cash Flows                          7

      Notes to Consolidated Financial Statements                     8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Results of Operations                                         11

      Capital Resources and Liquidity                               12

   Item 3. Quantitative and Qualitative Disclosures About
     Market Risk                                                    16

Part II - Other Information

   Item 1. Legal Proceedings                                        17

   Item 2. Changes in Securities                                    17

   Item 3. Defaults Upon Senior Securities                          17

   Item 4. Submission of Matters to a Vote of Security Holders      17

   Item 5. Other Information                                        17

   Item 6. Exhibits and Reports on Form 8-K                         17

Signature                                                           18

Exhibits

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Credit Corporation)                                              19

   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Corporation)                                                     20



PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)

                                   Three Months Ended   Nine Months Ended
                                     September 30,         September 30,
                                     2001     2000         2001     2000



Earned income:
   Contracts receivable            $   91    $ 113       $  338   $  324
Expenses:
   Interest, net                       63       74          229      211
   Operating and administrative         3        3            9        9
   Derivative instruments fair value
   adjustments, net                    15        -           22        -
                                   -------------------------------------
      Total expenses                   81       77          260      220
                                   -------------------------------------
Income before income taxes             10       36           78      104

Provision for income taxes              4       14           30       41
                                   -------------------------------------
Income before cumulative effect         6       22           48       63
   of change in accounting
   principle

Cumulative effect of change in
   accounting principle                 -        -           (3)       -
                                   -------------------------------------
Net income                         $    6    $  22       $   45   $   63
                                   =====================================

See accompanying notes.



                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                     ASSETS
                                                  September 30,   December 31,
                                                       2001           2000
                                                   (UNAUDITED)


Cash and cash equivalents                            $     -        $     -
                                                     ----------------------
Investments:
    Contracts receivable                               4,812          6,355
    Unearned income                                     (485)          (755)
    Allowance for losses                                (110)          (140)
                                                     ----------------------
        Total investments                              4,217          5,460
                                                     ----------------------
Due from Xerox Corporation, net                          568              -
Derivative and other assets                               35             34
                                                     ----------------------
        Total assets                                 $ 4,820        $ 5,494
                                                     ======================

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Notes payable within one year:
      Commercial paper                               $     -        $    32
      Current portion of notes payable after one year    349            326
      Current portion of secured borrowing               143            134
      Notes Payable - Xerox and affiliates                 -            388
    Notes payable after one year                       3,449          3,665
    Secured borrowing due after one year                  41            191
    Due to Xerox Corporation, net                          -             98
    Accounts payable and accrued liabilities              40             24
    Derivative liabilities                               153              -
    Deferred income taxes                                  -             20
                                                     ----------------------
        Total liabilities                              4,175          4,878
                                                     ----------------------
Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding               23             23
    Additional paid-in capital                           219            219
    Accumulated other comprehensive income               (16)             -
    Retained earnings                                    419            374
                                                     ----------------------
        Total shareholder's equity                       645            616
                                                     ----------------------
        Total liabilities and shareholder's equity   $ 4,820        $ 5,494
                                                     ======================



See accompanying notes.



                               XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                            Nine Months Ended
                                                              September 30,
                                                             2001       2000
Cash Flows from Operating Activities
  Net income                                               $   45     $   63
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net change in operating assets and liabilities            (25)        29
    Loss on derivative instruments, net of tax                 16          -
                                                           -----------------
Net cash provided by operating activities                      36         92
                                                           -----------------
Cash Flows from Investing Activities
  Purchases of investments                                   (908)    (1,764)
  Proceeds from investments                                 2,145      1,343
  Proceeds from sale of other assets                           28          -
                                                           -----------------
Net cash provided by (used in) investing activities         1,265       (421)
                                                           -----------------
Cash Flows from Financing Activities
  Change in commercial paper, net                             (32)       730
  Change in notes with Xerox and affiliates, net           (1,042)      (721)
  Proceeds from long-term debt                                  -      1,936
  Principal payments on long-term debt                       (227)    (1,616)
                                                           -----------------
Net cash (used in) provided by financing activities        (1,301)       329
                                                           -----------------

  Increase in cash and cash equivalents                         -          -

  Cash and cash equivalents, beginning of period                -          -
                                                           -----------------
  Cash and cash equivalents, end of period                 $    -     $    -
                                                           =================



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

In the opinion of management, all adjustments (including normal recurring adjustments) which are necessary for a fair statement of the operating results for the interim periods presented have been made.

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

(3) In 2000, the Company transferred $457 million of contract receivables to a wholly-owned qualifying bankruptcy-remote special purpose entity for cash proceeds of $411 million and a retained interest of $46 million. The outstanding balance on this amortizing facility was $184 million at September 30, 2001. Since this transaction was accounted for as a secured borrowing, the balance sheet continues to reflect the receivables and related debt obligation.

(4) We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) as of January 1, 2001. SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

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

The adoption of SFAS No. 133 will increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as more fully described in management's discussion of capital resources and liquidity, our ability to enter into new derivative contracts is severely constrained. The following is a summary of our SFAS No. 133 activity during the first nine months of 2001:


                           XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements

Interest Rate/Cross Currency Swaps. Our ability to enter into new foreign-currency and interest rate derivative agreements with third parties is severely constrained due to our present debt ratings (as more fully discussed under "Capital Resources and Liquidity"). When we are able to efficiently access the swap markets, we enter into several types of derivative agreements primarily to manage interest rate and currency exposures related to our indebtedness and to "match fund" our customer financing assets. We attempt to manage our exposures in total on an economic basis, considering our total portfolio of indebtedness, which includes fixed rate, variable rate and foreign currency borrowings with varying terms. Accordingly, while all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which leads to increased volatility in our earnings.

The net loss from the mark-to-market valuation of our interest rate derivatives recorded in earnings was approximately $11 million and $45 million for the quarter and nine months ended September 30, 2001, respectively. The year to date loss is primarily related to the valuation of our match funding swaps in which we pay fixed and receive variable interest. The loss reflects the decrease in variable rates during the first nine months of 2001. The net gain/(loss) from the mark-to-market valuation of certain cross currency interest rate swap agreements was $(4) million and $23 million for the quarter and nine months ended September 30, 2001, respectively. The amounts are net of the remeasurement of the underlying foreign currency debt. These cross currency interest rate swaps hedge approximately 180 billion of Yen borrowings. 65 billion Yen is hedged through a third party swap and the remainder is hedged through an intercompany swap with XC. These borrowings have an underlying Yen fixed interest rate, which the swaps convert to a US dollar variable rate. The gain for the first nine months of 2001 reflects the decline in variable rates partially offset by related changes in exchange rates.

As of May 2001, we designated the third-party cross-currency interest rate swap associated with 65 billion in Yen borrowings as a fair value hedge and accounted for it accordingly on a prospective basis. The net ineffective portion of this fair value hedge, recorded in earnings during the third quarter, was immaterial.

(5) In July 2001, XC completed the offering of $513 million of floating rate asset backed notes and received cash proceeds of $480 million net of $3 million paid in expenses and fees. As part of the transaction, we sold back to XC approximately $639 million of contracts receivable. The transaction was accounted for as a sale of contract receivables at approximately book value.

(6) In September 2001, XC and GE Capital announced a framework agreement under which GE Capital's Vendor Financial Services group will become the primary equipment financing provider for XC customers in the United States. The two companies also agreed to the principal terms of a financing arrangement under which XC will receive from GE Capital approximately $1 billion secured by portions of XC's finance receivables in the United
States. As part of this financing arrangement, we will sell a portion of our contract receivables back to XC. In anticipation of these agreements, in July 2001 we stopped purchasing contracts receivable from XC. As a result, the remaining portfolio of receivables will decrease as accounts are collected or sold. We may, at some point in the future, resume purchases of contracts receivable from XC, but expect that it would be at a significantly lower level than in the past. Historically, it has been our intent to maintain a target debt-to-equity leverage ratio of 8 to 1. However, due to our cessation of receivables purchases from XC and our decision to run-off or sell the existing

                           XEROX CREDIT CORPORATION
                  Notes to Consolidated Financial Statements

portfolio, we will no longer maintain a specific debt-to-equity leverage ratio. We will loan to XC on a demand basis all proceeds from the sale or collection of our receivables. As of September 30, 2001, demand loans to XC totaled $568 million. These loans bear interest at LIBOR plus 2 percent. We will collect these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine to be appropriate.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS
The sole business of our Company was to purchase long-term contracts receivable arising from installment sales and sales-type leases originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us. However, as a result of the agreements between Xerox and GE Capital (see note 6) we will no longer be purchasing receivables from XC, and our remaining portfolio of contracts receivable will decrease accordingly as accounts are collected or sold.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertook the purchases noted above. The receivables arose primarily from XC equipment being sold under installment sales and sales-type leases, including any residual income related to such leases.

Total earned income was $91 million and $113 million for the third quarter of 2001 and 2000, respectively. The decrease reflects the reduction of the debt from the sale and run-off of our portfolio as a result of our decision to discontinue purchasing receivables from XC in July 2001. Year to date earned income was $338 million and $324 million for the first nine months of 2001 and 2000, respectively, resulting from higher yields in the first nine months of 2001 compared to the first nine months of 2000.

Interest expense was $63 million and $74 million for the third quarter of 2001 and 2000, respectively. The decrease reflects a reduced portfolio size as a result of the decision to discontinue purchasing receivables from XC in July 2001. Year to date interest expense increased to $229 million for the first nine months of 2001 from $211 million for the first nine months of 2000 as a result of an increase in our cost of debt.

Prior to the fourth quarter of 2000, Xerox and we had employed a match funding policy for financing assets and related liabilities. Under this policy, with respect to us, the interest and currency characteristics of our indebtedness were, in most cases, matched to the interest and currency characteristics of our contract receivables, and short-term debt was classified in our balance sheets as long-term if we had the intent and ability to extend the maturities of that debt accordingly. The recent downgrades of XC's and our debt significantly changed the nature of our indebtedness and substantially reduced our ability to refinance our debt or to continue our historical match funding policy. We now expect to pay down our outstanding obligations as they contractually mature, and our debt has been classified in the consolidated balance sheets accordingly.

Operating and administrative expenses were $3 million for both the third quarter of 2001 and 2000 and $9 million for both the first nine months of 2001 and 2000. These expenses are incurred to administer the contracts receivable purchased from XC.

The effective income tax rate for the third quarter and first nine months of 2001 was 38.9%, unchanged from the third quarter of 2000.

In the first quarter 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Prior to the debt rating downgrades which have severely constrained our ability to access the derivatives market (see: Capital Resources and Liquidity), we typically have entered into several types of derivative agreements primarily to manage interest rate and currency exposures related to our indebtedness and to "match fund" our customer financing assets. We attempt to manage our exposures in total on an economic basis, considering our total portfolio of indebtedness, which includes fixed rate, variable rate and foreign currency borrowings with varying terms. Accordingly, while all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

The net loss from the mark-to-market valuation of our interest rate derivatives recorded in earnings was approximately $11 million and $45 million for the quarter and nine months ended September 30, 2001, respectively. The year to date loss is primarily related to the valuation of our match funding swaps in which we pay fixed and receive variable interest. The loss reflects the decrease in variable rates during the first nine months of 2001. The net gain/(loss) from the mark-to-market valuation of certain cross currency interest rate swap agreements was $(4) and $23 million for the quarter and nine months ended September 30, 2001, respectively. The amounts are net of the remeasurement of the underlying foreign currency debt. These cross currency interest rate swaps hedge approximately 180 billion of Yen borrowings. 65 billion Yen is hedged through a third party swap and the remainder is hedged through an intercompany swap with XC. These borrowings have an underlying Yen fixed interest rate, which the swaps convert to a US dollar variable based rate. The gain for the first nine months of 2001 reflects the decline in variable rates partially offset by related changes in exchange rates.

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

Net cash provided by operating activities was $36 million in the first nine months of 2001 compared to $92 million during the same period in 2000.

Net cash provided by investing activities was $1,265 million in the first nine months of 2001 compared to $421 million used by investing activities during the same period in 2000. The change from 2000 to 2001 primarily reflects lower levels of equipment sales by XC and an increase in principal collections plus the proceeds from the sale of an asset associated with previously discontinued operations.

The changes in operating and investing cash flows resulted in net cash used by financing activities of $1,301 million during the first nine months of 2001, versus $329 million provided by financing activities during the same period in 2000. During the first nine months of 2001, commercial paper balances declined $32 million, reducing our commercial paper outstanding to zero. Principal payments on long term debt used an additional $227 million while the net change in notes with XC and affiliates used an additional $1,042 million.

During 2001 and 2000, the agencies that assign ratings to our debt and XC's debt downgraded these issuers' senior and short-term debt several times. As of October 31, 2001, debt ratings by Moody's are Ba1 and Not Prime, respectively, and the ratings outlook is negative; debt ratings by Fitch are BB and B, respectively, and the ratings outlook is stable; and debt ratings by Standard and Poors ("S&P") are BB and B, respectively, and the ratings outlook is stable. Since October 2000, uncommitted bank lines of credit and the unsecured capital markets have been, and are expected to continue to be, largely unavailable to XC and its affiliates, including us. In addition, we expect this to result in higher borrowing costs going forward. This may also result in XC having to increase its level of intercompany lending to affiliates.

As a result of the debt downgrades described above, in the fourth quarter 2000, XC and its eligible subsidiaries drew down the entire $7.0 billion available to us under our Revolving Credit Agreement (the "Revolver"), primarily to maintain financial flexibility and pay down debt obligations as they came due. Our outstanding balance under this line of credit was $1.0 billion at September 30, 2001. XC and its consolidated subsidiaries (collectively, "Xerox"), including us, are in compliance with the covenants, terms and conditions in the Revolver, which matures on October 22, 2002. The only financial covenant in the Revolver requires Xerox to maintain a minimum of $3.2 billion of Consolidated Tangible Net Worth, as defined ("CTNW").

At September 30, 2001, Xerox's CTNW was $182 million in excess of the minimum requirement, a decrease of approximately $330 million from the December 31, 2000 level. The decrease is due to operating and restructuring losses and unfavorable foreign currency translation during that period of time, offset partially by the favorable impacts of gains on asset sales and debt-for-equity exchanges described below . Further operating losses, restructuring costs and adverse currency translation adjustments would erode this excess, while operating income, gains on asset sales, favorable currency translation, and exchanges of debt for equity would increase this excess. Xerox expects to be in continued compliance with the covenant.

Xerox has recently initiated discussions with its agent banks to refinance a portion of the Revolver, including our borrowings thereunder, and extend the Revolver's maturity beyond October 2002. Failure to successfully refinance and extend the maturity of the Revolver or a breach of the CTNW covenant could have a serious adverse effect on Xerox's liquidity.

In the first nine months of 2001, XC retired $340 million of long-term debt through the exchange of 37.4 million shares of XC common stock which increased CTNW by approximately $319 million. Since September 30, 2001 XC has retired an additional $35 million of debt through the exchange of 3.8 million additional shares, which increased Xerox's CTNW by an estimated $32 million. Additional exchanges of debt for equity would increase Xerox's CTNW and improve Xerox's CTNW cushion.

As of September 30, 2001, we had approximately $0.3 billion of debt maturing during the remainder of 2001, and $1.8 billion maturing in 2002, as summarized below ($ billions):

                                           2001        2002
            First Quarter                              $0.1
            Second Quarter                              0.0
            Third Quarter                               0.0
            Fourth Quarter                 $0.3         1.7*
                                           ----------------
            Full Year                      $0.3        $1.8
                                           ================
* Includes $1.0 billion maturing under the Revolver

As of September 30, 2001, Xerox had approximately $1.3 billion of consolidated debt expected to be repaid during the remainder of 2001.

Neither XC nor we have any other material obligations scheduled to mature in 2001 unless our senior debt rating is further downgraded by Moody's, or the counterparties to certain currently outstanding securitization and derivative contracts choose to exercise their rights to terminate those contracts, as discussed below.

In 2000, Xerox announced a global Turnaround Program which includes initiatives to sell certain assets, improve operations and liquidity, and reduce annual costs by at least $1 billion. As of September 30, 2001 Xerox had made significant progress toward these objectives, which Xerox believes will positively affect its capital resources and liquidity position when completed.

With respect to asset sale initiatives, in the fourth quarter of 2000, Xerox sold its China operations to Fuji Xerox Co., Ltd. ("Fuji Xerox"), generating $550 million of cash and transferring $118 million of debt to Fuji Xerox. In March 2001, Xerox sold half of its interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash. On October 2, 2001, Xerox announced an agreement under which Flextronics, a Singapore company, will purchase certain assets and assume certain liabilities related to Xerox's office-segment manufacturing facilities in several locations around the world. Xerox expects to receive cash proceeds of approximately $220 million in phases over the next year, including a significant portion in the fourth quarter 2001, as each of the applicable locations is sold. Under this agreement, Flextronics will manufacture certain of Xerox's office-segment equipment and components for a period of five years.

Xerox has initiated discussions to implement third-party vendor financing programs which, when implemented, will significantly reduce Xerox's and our debt and receivables levels going forward. In addition, Xerox is in discussions to consider selling portions of the existing finance receivables portfolio, and is continuing to actively pursue alternative forms of financing including securitizations and secured borrowings. In connection with these initiatives, in January 2001, Xerox received $435 million in financing from an affiliate of GE Capital, secured by the portfolio of lease receivables in the United Kingdom. In the second quarter of 2001, Xerox sold its leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus retained interests in certain finance receivables for total proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to Xerox's customers in those countries.

In July 2001, XC sold $513 million of asset-backed notes supported by domestic finance receivables, for cash proceeds of $480 million. As part of this transaction, we sold back to XC certain of our contracts receivable and used the proceeds to reduce notes payable to XC.

On September 11, 2001, Xerox announced a "Framework Agreement" with GE Capital's Vendor Financial Services group, under which GE Capital will become the primary equipment-financing provider for XC's U.S. customers. Xerox also announced an agreement under which it will receive a loan of approximately $1 billion from GE Capital, secured by certain of XC's finance receivables in the United States. We will sell back to XC certain of our contracts receivable as part of this latter transaction. We expect that both of these agreements with GE Capital will be completed in the fourth quarter 2001. The Framework Agreement, when implemented, is expected to significantly reduce the amount of new contracts receivable that will be available for XC to sell to us. In addition to the GE Capital loan, XC is also in discussions to consider selling portions of its remaining finance receivables portfolio. In that event, we might sell back to XC additional contracts receivable owned by us. Effective July 1, 2001, in anticipation of these agreements and their likely effects on the size of our contracts receivable portfolio, we stopped purchasing contracts receivable from XC. As a result, our existing portfolio of contracts receivable will ultimately runoff as existing accounts are sold or collected. We will loan to XC on a demand basis all proceeds from the sale or collection of our receivables. As of September 30, 2001, demand loans to XC totaled $568 million. These loans bear interest at LIBOR plus 2 percent. We will collect these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine to be appropriate. We may, at some point in the future, resume purchases of contracts receivable from Xerox, but expect that it would be at a significantly lower level than in the past.

On June 5, 2001, Xerox had announced its receipt of a commitment letter from Bankers Trust Company, a subsidiary of Deutsche Bank, for a fully underwritten secured revolving borrowing facility of $500 million. As a result of the commencement of discussions to refinance the Revolver, as well as the progress Xerox has made to-date on the global initiatives discussed above, Xerox has allowed the Bankers Trust loan commitment to expire unutilized.

Xerox believes its liquidity is presently sufficient to meet current and anticipated needs going forward, subject to timely implementation and execution of the various items discussed above. Should Xerox not be able to successfully complete these items on a timely or satisfactory basis, Xerox will need to obtain additional sources of funds through other operating improvements, financing from third parties, additional asset sales, or a combination thereof. The adequacy of Xerox's continuing liquidity depends on its ability to successfully generate positive cash flow from an appropriate combination of these sources.

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

On December 1, 2000, Moody's reduced its rating of Xerox's and our senior debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements with third parties, and requiring Xerox to immediately repurchase certain then-outstanding derivative agreements in accordance with their terms. On October 23, 2001, S&P reduced its rating of XC's and our senior debt to below investment grade, further constraining Xerox's and our ability to enter into new derivative agreements. The downgrade also required Xerox and us to immediately repurchase certain of our then-outstanding out-of-the-money derivative agreements. Total Xerox contracts repurchased totaled $148 million of which $140 million were ours. To minimize the resulting interest and currency exposures, we replaced certain of our terminated contracts with new derivative contracts involving a new counterparty, which will require us to collateralize any out-of-the-money positions going forward. As of October 31, 2001, Xerox's remaining derivative portfolio included $15 million of out-of-the money contracts which are contractually subject to termination by the applicable counterparties. All of those contracts are ours. The fair market values of all of our derivative agreements change with fluctuations in interest rates (and currency rates where applicable), as discussed below.

In the third quarter 2000, we securitized certain contracts receivable in the United States, generating gross proceeds of $411 million. This revolving facility was accounted for as a secured borrowing.

In the third quarter 2000, Xerox Corporation securitized certain accounts receivable in the United States, generating gross proceeds of $315 million. This revolving facility was accounted for as a sale of receivables. In December 2000, as a result of the senior debt downgrade by Moody's discussed above, XC renegotiated the $315 million accounts receivable securitization facility, reducing the facility size to $290 million. The facility size will remain at $290 million unless and until XC's senior debt is downgraded to or below a Ba2 rating by Moody's, at which time XC would seek to renegotiate the terms of the facility.

As described above, our current ability to enter into new derivative contracts is severely constrained. Therefore, while our overall risk management strategy is as explained below, our ability to employ that strategy effectively has been severely limited. Any further downgrades of XC's or our debt could further limit our ability to execute this risk management strategy effectively.

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

Although not required by either the Support or Operating agreement, we have entered into an intercompany cross-currency interest rate swap with XC with respect to 115 billion of Yen borrowings with a current value of $122 million. This transaction was designed to protect us from the market risk resulting from the cancellation of certain derivative agreements discussed above.

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

                            (b) By-Laws of Registrant, as amended through
                                September 1, 1992.

                                Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report for the Quarter ended March 31, 1997.

                Exhibit 12  (a) Computation of the Company's Ratio of
                                Earnings to Fixed Charges.

                            (b) Computation of Xerox's Ratio of Earnings
                                to Fixed Charges.

          (b)   Reports on Form 8-K.

                A Current Report on Form 8-K dated September 11, 2001 reporting Item 5 "Other Events" was filed during the quarter for which this Quarterly Report is filed.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       XEROX CREDIT CORPORATION



November 14, 2001                          BY: /S/ John F. Rivera

                                           John F. Rivera
                                           Vice President, Treasurer and
                                           Chief Financial Officer