Form 10-K
period 2001-12-31
XEROX CREDIT CORP
filed 2002-06-28
CIK 351936

                                 FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended:  December 31, 2001

                                      OR

(   )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the transition period from:                 to

Commission file number:  1-8133

                           XEROX CREDIT CORPORATION
            (Exact name of Registrant as specified in its charter)
Delaware                                                           06-1024525
--------                                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification No.)

100 First Stamford Place, Stamford, Connecticut                         06904
(Address of principal executive offices)                           (Zip Code)

                                (203) 325-6600
                                --------------
             (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange on Which Registered

7.20% Notes due 2012                New York Stock Exchange
--------------------                -----------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

   Class                                  Outstanding as of May 31, 2002
   -----                                  ------------------------------
Common Stock                                            2,000


                                      THIS DOCUMENT CONSISTS OF 71 PAGES

Forward - Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us based on information currently available.

The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the "forward-looking" statements. Such factors include, but are not limited to, our liquidity.

Our liquidity is dependent upon the liquidity of our ultimate parent, Xerox Corporation (XC, and together with its subsidiaries, Xerox). Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox, even if they do not directly affect our liquidity.

In October 2000, Xerox announced a turnaround program designed to help ensure liquidity, re-establish profitability and build a solid foundation for future growth. The Turnaround Program encompassed four major components: (i) asset sales of $2-$4 billion; (ii) cost reductions designed to reduce spending by at least $1 billion annually; (iii) the transition of equipment financing to third party vendors and (iv) a focus on core business of providing document processing systems, solutions and services to customers. The sales of assets are largely completed. The success of the remainder of the turnaround program is dependent upon successful and timely restructuring of the cost base, placement of greater operational focus on the core business, and completion of the transfer of the financing of customer equipment purchases to third parties. Cost base restructuring is dependent upon effectively and timely reducing the number of employees, closing and consolidating facilities, outsourcing certain manufacturing and logistics operations, reducing operational expenses and successfully implementing process and systems changes.

Xerox's liquidity is currently provided through its own cash generation from operations and various financing strategies including the monetization of receivables. Xerox is currently funding its customer financing activities from available sources of liquidity including cash on hand, unregistered capital markets offerings and receivables monetizations. There is no assurance that Xerox will be able to continue to fund its customer financing activities at present levels. Xerox continues to negotiate and implement third-party vendor financing programs and to actively pursue alternative forms of financing including receivables monetizations. These initiatives are expected to significantly improve Xerox's liquidity going forward. Xerox's ability to continue to offer customer financing and be successful in the placement of its equipment with customers is largely dependent upon successful implementation of its third party financing initiatives.

In September 2001, XC entered into framework agreements with General Electric Capital Corporation (GE Capital) under which GE Capital will manage Xerox's customer administrative functions, provide secured financing for XC's existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers in the U.S.. In anticipation of GE Capital becoming primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001 and our existing portfolio will ultimately run-off. Further, pursuant to the New Credit Facility (discussed below), we are precluded from purchasing any new contracts receivable from XC in the future. Xerox's discussions to consider monetizing portions of its existing U.S. finance receivables portfolio as it pursues alternative forms of financing could further reduce our portfolio.

XC has completed the renegotiation of its $7 billion Revolving Credit Agreement (the "Old Revolver"). Of the original $7 billion in loans outstanding under the Old Revolver, $2.8 billion (including the entire $1.0 billion we had borrowed) has been repaid. The remaining $4.2 billion has been refinanced under the terms of a new Amended and Restated Credit Agreement (the "New Credit Facility"), which is more fully discussed in the Capital Resources and Liquidity section of this 10-K Report. We cannot borrow under the New Credit Facility, and we are also precluded from purchasing new contracts from XC. Subject to certain limits, all obligations under the New Credit Facility are secured by liens on substantially all domestic assets of XC and by liens on the assets of substantially all of its U.S. subsidiaries (excluding us) and are guaranteed by substantially all of its U.S. subsidiaries (including us). Our guaranty of obligations under the New Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 21, 2002. In connection with the New Credit Facility, substantially all of XC's U.S. subsidiaries (including us)also guaranteed the $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009 (collectively, the "Senior Notes").

The New Credit Facility contains affirmative and negative covenants of XC including limitations on issuance of debt and preferred stock; certain fundamental changes; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, and excess cash of ours, as defined, to XC in certain circumstances. It also contains additional financial covenants, including minimum EBITDA and net worth levels, maximum leverage (total adjusted debt divided by EBIDTA, as defined), and maximum capital expenditures limits. The Senior Notes contain several similar, though generally less restrictive, affirmative and negative covenants of Xerox.

Any failure of XC to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on XC's liquidity and operations and, because we are dependent upon XC for our liquidity and have guaranteed the obligations of XC under the New Credit Facility, such failure by XC to be in compliance could also have a material adverse effect on our liquidity and operations.

                                    PART I

ITEM 1.     Business

Xerox Credit Corporation, a Delaware corporation (together with its subsidiaries herein called the "Company", or "us" or "we" or "our" unless the context otherwise requires), was organized on June 23, 1980. All of our outstanding capital stock is owned by Xerox Financial Services, Inc. (XFSI), a holding company, which is wholly-owned by Xerox Corporation (XC and together with its subsidiaries Xerox unless the context otherwise requires).

We are primarily a funding entity, engaged until July 2001 in purchasing long-term non-cancelable contracts receivable from XC which arise from installment sales and lease contracts originated by the domestic marketing operations of XC, and we raised debt in the capital markets to fund purchases of these receivables.

Prior to July 2001, the financing of Xerox equipment was generally carried out by us in the United States, and internationally by certain of XC's foreign financing subsidiaries and divisions in most countries where Xerox operates. As part of Xerox's Turnaround Plan (see Capital Resources and Liquidity), Xerox is in the process of transitioning equipment financing to third parties whenever practicable.

In September 2001, Xerox entered into framework agreements with General Electric Capital Corporation (GE Capital) under which GE Capital (or an affiliate thereof) (GECC) will manage Xerox's customer administrative functions, provide secured financing for XC's existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers in the U.S..

In anticipation of GECC becoming the primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001 and our existing portfolio of contracts will ultimately run-off as amounts are collected or contracts are sold back to XC as part of its efforts to monetize existing receivables. XC continues to pursue alternative forms of financing including monetization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable. Any such future monetizations by XC could further reduce our portfolio if we sell contracts receivable back to XC.

We have no international operations and do not purchase receivables from international customers. Terms on our purchased contracts receivable range primarily from three to five years. These purchases and the subsequent administration of the receivables by XC have historically been undertaken pursuant to the Amended and Restated Operating Agreement between XC and us (the Operating Agreement). Under the Operating Agreement, XC transferred to us whatever security interest it had in the receivables and equipment.

As noted, historically, XC provided billing, collection and other services related to the administration of the receivables that we purchased from XC. We paid a fee to XC for these services. Since XC provided these services, we maintained minimal facilities and had no separate infrastructure or employees. On May 1, 2002, Xerox Capital Services (XCS), XC's U.S. venture with GECC, became operational. XCS now manages Xerox's customer administration and leasing activities in the U.S. including credit approval, order processing, billing and collections. Accordingly, subsequent to May 1, 2002, we now pay a fee to XCS rather than to XC, for these services. The fees we pay to XCS are expected to be equal to the fees paid to XC. XCS is accounted for in XC's financial statements as a fully consolidated entity. XCS collects the receivables on our behalf. Amounts due to us from receivable collections are currently being retained by XC and result in an increase in our demand loan receivable from XC; net of any amounts we owe XC for administrative fees.

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

Historically, we have paid dividends to XFSI to the extent appropriate to ensure the maintenance of a target debt-to-equity ratio. It was our intent to maintain a target debt-to-equity ratio of 8 to 1. However, due to our cessation of receivables purchases from XC and our decision to run-off or sell the existing portfolio, we will no longer maintain a specific debt-to-equity ratio, and we have no current intention to pay any dividends. We will continue to loan to XC, on a demand basis, all proceeds from the sale or collection of our receivables. In addition, we will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

ITEM 2.     Properties

We do not directly own any facilities. Our principal executive offices in Stamford, Connecticut are leased facilities of approximately 500 square feet of office space. Xerox's North American Solutions Group, located in Rochester, New York, uses less than 1,000 square feet of office space to house the support personnel. These facilities are deemed adequate by management.

ITEM 3.     Legal Proceedings

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

                                   PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

Because we are a wholly owned subsidiary, there is no market for our common shares. Dividends declared during the five years ended December 31 were as follows (in millions):

      1997 - $41; 1998 - None; 1999 - $170; 2000 - None; and 2001 - None.

ITEM 6.     Selected Financial Data

5 Years in Review

(Dollars in millions, except per-share data)  2001   2000*  1999   1998   1997
                                              ----   -----  ----   ----   ----

Operations:
Earned income: Contracts receivable         $  400  $ 441  $ 435  $ 388  $ 351
Income from continuing operations               91    137    180    137    123
Net income                                      53     83    110     82     73
Financial position
Contracts receivable                         3,244  6,355  5,653  5,789  4,796
Total assets                                 4,288  5,494  4,940  5,039  4,158
Consolidated capitalization
   Short-term debt                           1,760    880  2,902  3,720  2,384
   Long-term debt                            1,767  3,856  1,330    647  1,191
       Total debt                            3,527  4,736  4,232  4,367  3,575
Common shareholder's equity                    658    613    530    590    508

Selected Data and Ratios

Common shareholders of record at year-end        1      1      1      1      1

* As Restated, see Note 2 to the Consolidated Financial Statements included in
Item 8

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Due to the fact that our liquidity is dependent upon the liquidity of XC, our ultimate parent, Item 7 includes both our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC's MD&A. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC's MD&A will relate to events and transactions that do not directly affect our liquidity.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Until July 2001, our sole business was to purchase non-cancelable contracts receivable arising from installment sales and lease contracts originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us. However, in anticipation of the agreements between XC and GECC (see Note 3 to the Consolidated Financial Statements included in Item 8), and GECC becoming the primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001. Our existing portfolio of contracts receivable will ultimately run-off as amounts are collected or contracts are sold back to XC as part its continued monetization of the existing receivables portfolio.

Earned income on contracts receivable represents income earned under the Operating Agreement. In 2001, we purchased contracts from XC totaling $908 million compared to $2,496 million and $2,911 million in 2000 and 1999, respectively. The decrease in receivable purchases in 2001 was due to the cessation of purchases from XC effective July 1, 2001, as described above, plus a decrease in XC's volume of business. The decrease in receivables purchased in 2001 and 2000 as compared to 1999 was due to decreased equipment sales/leases in the United States resulting from Xerox-specific issues as well as industry conditions.

In July 2001, a special purpose entity (SPE) owned by XC completed the offering of $513 million of floating rate asset backed notes and received cash proceeds of $480 million net of $3 million paid for fees and expenses. As part of the transaction, we sold back to XC $643 million of contracts receivable, which in turn sold such receivables to the SPE as security for the asset backed notes. Our transaction was accounted for as a sale of contracts receivable at book value, which approximated fair value.

During 2001, XC entered into an agreement with GE Capital providing for the sale by XC, from time to time, of certain lease contracts to a SPE of XC, against which GE Capital would provide a series of secured loans (Monetization Agreement). In connection with the Monetization Agreement, during the fourth quarter of 2001 we sold to XC an aggregate of $949 million of existing contracts receivable and during the first half of 2002 we sold to XC an aggregate $253 million additional contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value.

Total earned income was $400 million, $441 million and $435 million for the years ending December 31, 2001, 2000 and 1999, respectively. The decrease in 2001 reflects the sale of contracts receivable to XC as well as the run-off of our portfolio resulting from the cessation of contracts receivable purchases from XC effective July 2001. Although the year-end balance of contracts receivable was reduced by over 50% in 2001 as compared to 2000, the decline in earned income for the full year was less than expected, reflecting only an 11 percent decrease in the average level of receivables in 2001 as compared to

2000. This is because the majority of the sales of contracts receivable back to XC did not occur until the fourth quarter. The 2000 increase over 1999 was mainly due to a larger average portfolio of contracts receivable together with higher interest rates.

Interest expense was $261 million, $292 million and $243 million for the years ended December 31, 2001, 2000 and 1999, respectively. The 2001 decrease reflects lower debt levels resulting from a reduction in the portfolio size. As noted above, although the portfolio was significantly reduced by year-end, the majority of the decrease did not occur until the fourth quarter, thereby mitigating the decline in interest expense. The increase in 2000 as compared to 1999 was primarily due to a larger average portfolio of contracts receivable and higher interest rates, which resulted in higher cost of borrowing for both XC and us.

Prior to the fourth quarter of 2000, Xerox and we had employed a match funding policy for financing assets and related liabilities. Under this policy, the interest and currency characteristics of the indebtedness were, in most cases, matched to the interest and currency characteristics of the contracts receivable, and short-term debt was classified on our balance sheets as long-term if we had the intent and ability to extend the maturities of that debt. The recent credit rating downgrades of our debt significantly changed the characteristics of our indebtedness and precluded us from maintaining our historical match funding policy. We now expect to pay down our outstanding obligations as they contractually mature, and our debt has been classified in our consolidated balance sheets accordingly.

Operating and administrative expenses were $11 million in 2001 compared to $12 million in 2000 and 1999. These expenses primarily include payments to XC to administer our contracts receivable that we purchased from XC.

The effective income tax rate was 38.9 percent in 2001, 2000, and 1999.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which requires companies to recognize all derivatives as assets or liabilities measured at their fair value regardless of the purpose or intent of holding them. Gains or losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on whether a derivative is designated as a part of a hedge transaction. Changes in fair value for derivatives not designated as hedging instruments and the ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS No. 133, resulted in a net cumulative after-tax loss of $3 million in the statement of operations and a net cumulative after-tax loss of $20 million in Accumulated Other Comprehensive Income. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values of related hedged assets, liabilities and firm commitments, we recognize a $10 million increase in assets and a $33 million increase in liabilities.

The adoption of SFAS No. 133 has increased the potential future volatility of our reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as more fully described in management's discussion of capital resources and liquidity, our and XC's ability to enter into new derivative contracts is severely constrained.

While our remaining portfolio of derivative instruments is intended to economically hedge interest rate risks to the extent possible, differences between the contract terms of our derivatives and the underlying related debt reduce our ability to obtain hedge accounting in accordance with SFAS No. 133. This results in mark-to-market valuation of the majority of our derivatives directly through earnings, which accordingly leads to increased earnings volatility. During 2001, in accordance with SFAS No. 133, we recorded a net loss of $37 million on our derivative contracts. The majority of the loss was the recognition of the change in fair value on our derivative contracts directly through earnings as a result of our inability to obtain hedge accounting in accordance with SFAS No. 133.

Application of Critical Accounting Policies

In preparing the financial statements and accounting for the underlying transactions and balances, we apply our financial policies as disclosed in our Notes to the Consolidated Financial Statements. The application of our accounting policies generally does not involve significant estimates or demands on management's judgement.

However, from time-to-time, in the normal course of business, we may securitize or sell contracts receivable with or without recourse and/or discounts. The receivables are removed from the Consolidated Balance Sheet at the time they are sold and the risk of loss has transferred to the purchaser. However, we maintain risk of loss on any retained interest in such receivables. Sales and transfers that do not meet the criteria for surrender of control or were sold to a consolidated special purpose entity (non-qualified special purpose entity)under SFAS No. 140 are accounted for as secured borrowings. These transactions are often complex, involve highly structured contracts between us and the buyer or transferee and involve strict accounting rules application. The key distinction in the application of the accounting rules to the structured contracts and similar transactions (sale versus a secured borrowing) is the inclusion or exclusion of the related receivables and or associated obligations that would or would not be included in our Consolidated Balance Sheet, as well as any gain or loss that would result in a sale transaction. In order for a transaction to qualify as a sale, several accounting requirements must be met including the surrender of control over the receivables and the existence of a bankruptcy remote contract structure. Transactions not meeting these requirements must be accounting for as a secured borrowings.

When we sell receivables, the value assigned to the retained interests in securitized contracts receivable is based on the relative fair values of the retained interest and sold in the securitization. We estimate fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions, consisting of receivable amounts, anticipated credit losses and discount rates commensurate with the risks involved. Gains or losses on the sale of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

XC manages our cash and liquidity resources as part of its U.S. cash management system. Accordingly, any cash we generate is remitted to XC, and we do not maintain cash balances. Our liquidity is also dependent on the continual liquidity of XC. Due to our cessation of receivables purchases from XC in 2001 and our decision to run-off or sell our existing portfolio of contracts receivable, funds collected since mid-2001 have been loaned to XC under an interest bearing demand note. We will continue to make demand loans to XC of all proceeds from the sale or collection of our receivables and we are required to continue to lend such amounts to XC under the terms of the New Credit Facility described below. We will continue to demand these loan amounts from

XC to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

Net cash used in operating activities was $6 million in 2001 compared with net cash provided of $74 million in 2000 and $107 million in 1999. Adding back the net losses on derivative instruments of $23 million in 2001, net income was slightly lower in 2001 reflecting the decline in contracts receivable during 2001. The net change in operating assets and liabilities, reflecting a $35 million use of cash, is the result of lower tax and interest accruals primarily due to lower income and debt levels, respectively. Operating cash usage also reflects collateralization payments of $47 million associated with certain derivative contracts. The 2000 decrease versus 1999 was due to lower net income and lower accrued interest due to the timing of interest payments.

Net cash provided by investing activities was $1,236 million in 2001 compared to a $622 million usage in 2000 and $129 million provided in 1999. The 2001 amount reflects the decision to discontinue purchasing new receivables from XC after July 1, 2001 resulting in net collections from investments of $998 million in 2001, compared to net purchases of investments of $622 million in 2000 and $1,021 million in 1999. The decline in net purchases between 2000 and 1999 reflects decreased contract purchases as a result of XC's declining equipment sales in the United States. 2001 also reflects proceeds of $1,592 million from the sale of receivables back to XC as described in Note 3 to Consolidated Financial Statements as well as $23 million associated with the sale of certain assets as described in Note 6 of the Consolidated Financial Statements. Offsetting these receipts were advances of $1,377 million to Xerox under the Master Demand Note. The 1999 results include proceeds of $1,150 million from the sale of receivables.

The changes in operating and investing cash flows resulted in net cash used in financing activities of $1,230 million in 2001, compared to $548 million provided by financing activities in 2000 and $236 million used in 1999. The majority of the net cash provided from investments, either through collections or sale of receivables, was used to pay down the amounts due to Xerox. Principal payments on long-term debt amounted to $555 million in 2001 and no proceeds from new debt were received in 2001. The change between 2000 and 1999 was primarily due to the increase in term funding of $963 million which more than offset the reduction of commercial paper and payments of notes payable to XC and affiliates. The term funding increase includes the proceeds received from the secured borrowing associated with the transfer of finance receivables as described in Note 3 of the Consolidated Financial Statements. Also contributing to the increase in 2000 was the absence of $170 million of dividend payments to XC made in 1999 to maintain the debt-to-equity ratio at 8.0 to 1 in that year.

As of December 31, 2001, we had approximately $3.5 billion of debt outstanding of which approximately $1.8 billion is expected to mature in 2002. This includes $1.0 billion due under the Old Revolver (as defined below) which was repaid on June 21, 2002 (see below). We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the demand note with XC will be sufficient to meet remaining maturing obligations.

On June 21, 2002, XC entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing the $7 Billion Revolving Credit Agreement (the "Old Revolver") dated October 22, 1997. On June 21, 2002 we repaid the entire $1.0 billion we owed under the Old Revolver as part of Xerox's total permanent repayment of $2.8 billion under the Old Revolver. We are not, and will not become, a borrower under the New Credit Facility. In addition, pursuant to the New Credit Facility, we are prohibited from purchasing any contracts receivable from XC. In connection with the aforementioned $1.0 billion repayment, XC paid us $1.0 billion of the then, outstanding balance on the demand note.

In connection with XC's Monetization Agreement with GE Capital, in March and May 2002, we sold back to XC an aggregate of $253 million of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC. XC continues to pursue alternative forms of financing including monetization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable. Any such future monetizations by XC could further reduce our portfolio if we sell contracts receivable back to XC. Any funds received on such sales will be loaned to XC under the interest bearing demand note.

Financial Risk Management

We are exposed to market risk from changes in interest rates and foreign currency exchange rates that could affect our results of operations and financial condition. We have historically entered into certain derivative contracts, including interest rate swap agreements and foreign currency swap agreements, to manage interest rate and foreign currency exposures. However, the recent downgrades of our and XC's indebtedness have effectively eliminated our ability to manage this exposure as our ability to currently enter into new derivative contracts is severely constrained. Furthermore, the debt downgrades triggered various contractual provisions, which required us to collateralize or repurchase a number of derivative contracts, which were then outstanding. While we have been able to replace some derivatives on a limited basis, our current debt ratings restrict our ability to utilize derivative agreements to manage the risks associated with interest rate and some foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy described below. For this reason, we anticipate increased volatility in our results of operations due to market changes in interest rates and foreign currency rates. Therefore, while our overall risk management strategy is as explained below, our ability to employ that strategy effectively has been severely limited. Any further downgrades of XC's or our debt could further limit our ability to execute this risk management strategy effectively.

To assist in managing our interest rate exposure and match funding our principal assets, we routinely use certain financial instruments, primarily interest rate swap agreements. We enter into interest rate swap agreements to manage interest rate exposure, although the recent downgrades of our indebtedness have limited our ability to manage this exposure. Virtually all customer financing assets earn fixed rates of interest. Accordingly, through the use of interest rate swaps in conjunction with the contractual maturity terms of outstanding debt, we "lock in" an interest spread by arranging fixed-rate interest obligations with maturities similar to the underlying assets. This practice effectively eliminates the risk of a major decline in interest margins resulting from adverse changes in the interest rate environment. Conversely, this practice also effectively eliminates the opportunity to materially increase margins when interest rates are declining. More specifically, pay-fixed/receive-variable interest rate swaps are often used in place of more expensive fixed-rate debt for the purpose of match funding fixed-rate customer contracts. Pay-variable/receive-variable interest rate swaps (basis swaps) are used to transform variable rate, medium-term debt into commercial paper or local currency LIBOR rate obligations. Pay-variable/receive-fixed interest rate swaps are used to transform term fixed-rate debt into variable rate obligations. Where possible, the transactions performed within each of these three categories have enabled the cost-effective management of interest rate exposures. We do not enter into derivative instrument transactions for trading purposes and employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited match funding and liquidity objectives.

Many of the financial instruments we use are sensitive to changes in interest rates. Interest rate changes result in fair value gains or losses on our term debt and interest rate swaps, due to differences between current market interest rates and the stated interest rates within the instrument. The loss in fair value at December 31, 2001, from a 10% change in market interest rates would be approximately $54 million for our interest rate sensitive financial instruments. Our currency and interest rate hedging activity are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally, when possible, held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management's Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation 2001 Annual Report on Form 10-K.

READER'S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO "WE", "OUR", AND "US" REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC'S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION'S 2001 ANNUAL REPORT ON FORM 10-K FILED SEPARATELY WITH THE SEC.

Summary of Total Company Results

To understand the trends in our business, we believe that it is helpful to adjust revenue and expense (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjustment as "pre-currency."

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. We generally do not hedge the translation effect of revenues denominated in currencies where the local currency is the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar in 2001 was approximately 3 percent stronger than in 2000. The U.S. dollar was approximately 10 percent stronger in 2000 than in 1999. As a result, foreign currency translation unfavorably impacted revenue growth by approximately one percentage point in 2001 and 3 percentage points in 2000.

Latin American currencies are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments. In 2001, currency devaluations in Brazil continued to impact our results, as the Brazilian Real devalued 22 percent against the U.S. dollar. The devaluation was 2 percent in 2000 and 35 percent in 1999.

Total revenues of $17.0 billion in 2001 declined 9 percent (8 percent pre-currency) from 2000. Approximately 25 percent of the decline reflected the loss in revenues resulting from the 2000 sale of our China operations and our exit from the SOHO business in the second half of 2001. The remaining revenue decline occurred in all operating segments, but was most pronounced in the Developing Markets segment, which declined by $330 million or 14 percent from 2000 and the Production segment which declined by $433 million or 7 percent from 2000. Revenues in all geographies were impacted by marketplace competition, further weakening of the worldwide economy and our reduced participation in aggressively priced bids and tenders as we focus on improved profitability. We expect total revenues to decline in 2002, reflecting the effects of our exit from the SOHO business, lower equipment population in all geographies, competitive pressures and the weak economic environment, partially offset by the benefit of new product launches in the second half 2002. We expect finance income will decline over time as we transition equipment financing to third parties.

In 2000, revenues of $18.8 billion declined one percent (grew 2 percent pre-currency) from 1999. 2000 revenues declined 5 percent (one percent pre-currency) excluding the beneficial impact of the January 1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division (CPID). CPID is discussed in Note 4 to the consolidated financial statements. Revenues in 2000 were impacted by a combination of the previously mentioned company specific issues, increased competitive environment and some weaker European and Latin American economies toward the latter part of the year.

Revenues by Type. Revenues and year-over-year changes by type of revenues were as follows:

                                                    Revenues                        % Change
                                                    --------                        --------
                                          2001        2000          1999         2001       2000
                                          ----        ----          ----         ----       ----
                                                   Restated      Restated
                                               ($ in billions)
Equipment Sales .....................    $ 4.3       $ 5.3         $ 5.7          (18)%       (9)%
Post Sale and Other Revenue .........     11.6        12.3          12.1           (6)         2
Financing Income ....................      1.1         1.2           1.2           (3)        (1)
                                         -----       -----         -----           ---        ---
   Total Revenues ...................    $17.0       $18.8         $19.0           (9)%       (1)%
                                         =====       =====         =====           ===        ===

Note 1: Post sale and other revenue include service, document outsourcing, rentals, supplies and paper, which represent the revenue streams that follow equipment placement, as well as other revenue not associated with equipment placements, such as royalties.

Note 2: Revenue from document outsourcing arrangements of $3.7, $3.8 and $3.2 billion in 2001, 2000 and 1999, respectively, are included in all revenue categories.

Note 3: Total Sales revenue in the Consolidated Statement of Operations includes equipment sales noted above as well as $3.1, $3.5 and $3.3 billion of supplies and paper and other revenue for 2001, 2000 and 1999, respectively.


2001 equipment sales declined 18 percent (17 percent pre-currency) from 2000. Over one third of the decline was due to our exit from the SOHO business and the sale of our China operations. Equipment sales in North America and Europe declined 5 percent and 21 percent respectively from 2000, reflecting increased marketplace competition, continued economic weakness and pricing pressures in many major market segments. In Europe equipment sales also declined due to our decision to reduce participation in aggressively priced bids and tenders as we reorient our focus from market share to profitable revenue.


2000 equipment sales declined 9 percent (5 percent pre-currency) from 1999 due to the combination of company specific business challenges, including sales force disruption and turnover, increased competition and some weaker economies. Excluding the beneficial impact of the CPID acquisition, 2000 equipment sales declined 12 percent (9 percent pre-currency).

2001 post sale and other revenue declined 6 percent (5 percent pre-currency) or 5 percent (4 percent pre-currency) excluding the impact of the 2000 sale of our China operations. Post sale and other revenue grew 2 percent (5 percent pre-currency) in 2000 including the beneficial impact of the CPID acquisition. Post sale and other revenues have been adversely affected by reduced equipment populations and lower page print volumes.


Financing income declined 3 percent (2 percent pre-currency) in 2001 reflecting lower equipment sales and the initial effects of our transition to third party finance providers. Financing income declined one percent (grew 2 percent pre-currency) in 2000. Financing income is determined by the discount rate that is implicit in the lease agreements with our customers, after determination of the fair value of the services and equipment included in a bundled lease agreement with multiple deliverable elements. Refer to a discussion of our leasing policies above in the Application of Critical Accounting Policies section for more information. Financing income will generally be dependent on the amount of new equipment leases that we enter. We expect finance income will decline over time as we transition equipment financing to third parties.


Total document outsourcing revenues of $3.7 billion declined 2 percent (one percent pre-currency) in 2001 and grew 19 percent in 2000. The backlog of future estimated document outsourcing revenues was approximately $7.6 billion at the end of 2001, a reduction of 7 percent from the end of 2000 and in line with trends experienced elsewhere in our business. Our backlog is determined as the estimated post-sale services and financing to be provided under committed contracts as of a point in time.

Gross Margin

The trend in gross margin was as follows:


                                             2001          2000       1999
                                             ----          ----       ----

Total Gross Margin/(1)/ ...................  38.2%         37.4%      42.3%

Gross Margin by revenue stream:

Sales/(2)/ ................................  30.5          31.2       37.2

Service, Outsourcing/(2)/, and Rentals ....  42.2          41.1       44.7

Finance Income ............................  59.5          57.1       63.0


/(1)/ Includes inventory charges of $42 million and $84 million associated with 2001 and 2000 restructuring actions. These changes impacted 2001 and 2000 total gross margin by 0.2 points and 0.4 points, respectively and sales gross margin by 0.6 points and 1.0 point, respectively.

/(2)/ The equipment sales gross margin for document outsourcing is included in the sales gross margin.


The 2001 gross margin of 38.2 percent increased by 0.8 percentage points from 2000, as improved manufacturing and service productivity more than offset unfavorable mix and competitive price pressures, particularly in the production monochrome business. Gross margin improved during 2001 from 34.7 percent in the first quarter to 40.8 percent in the fourth quarter reflecting the benefits of our cost base restructuring and exit from the SOHO business. We expect the 2002 gross margin will approximate 40 percent, reflecting the beneficial impacts of continuing cost base restructuring, and our SOHO exit, partially offset by competitive price pressures.

2000 gross margin of 37.4 percent was 4.9 percentage points below 1999. Approximately half the decline was the result of production monochrome weakness reflecting initial competitive product entry during a time when our sales force was weakened as we realigned from a geographic to an industry structure. Higher revenue growth in the lower margin document outsourcing business and SOHO inkjet investments to build equipment population also contributed to the decline. Finally, gross margin was also adversely impacted by competitive price pressure, unfavorable transaction currency and temporary pricing actions implemented to reduce inventory on certain products in the latter part of the year. Manufacturing and other productivity improvements only partially offset the above items.

Finance margins reflect interest expense related to our financing operations based on our overall cost of funds, applied against the level of debt required to support the Company's financed receivables.

Research and Development. 2001 Research and development (R&D) spending of $997 million declined 6 percent from 2000 primarily due to the SOHO disengagement. 2001 R&D spending represented approximately 6 percent of total revenues as we continued to invest in technological development, particularly color, to maintain our position in the rapidly changing document processing market. Including CPID, R&D expense grew 4 percent in 2000 reflecting increased program spending primarily for solid ink, solutions and the DocuColor iGen3, a next-generation digital printing press technology which is scheduled to launch in the second half 2002. We believe our R&D remains technologically competitive and is strategically coordinated with Fuji Xerox, which invested $548 million in R&D in 2001, for a combined total of $1,545 million. We are planning to launch five new platforms this year, compared with two per year during the last several years. We expect 2002 R&D spending will represent approximately 5 to 6 percent of revenue, a level that we believe is adequate to remain technologically competitive.

Selling, Administrative and General Expenses.

Selling, administrative and general (SAG) expenses as a percent of revenue were as follows:

                                               2001        2000        1999
                                               ----        ----        ----

   SAG % Revenue ............................  27.8%       29.4%       27.4%


SAG declined $790 million or 14 percent (13 percent pre-currency) in 2001 to $4,728 million reflecting significantly lower labor costs and other benefits derived from our Turnaround Program, temporarily lower advertising and marketing communications spending and reduced SOHO spending, partially offset by increased professional costs related to litigation, SEC issues and related matters. In 2001, SAG represented 27.8 percent of revenue, a 1.6 percentage point improvement from 2000. We expect a mid-single digit decline in 2002 SAG spending as we continue to implement cost cutting actions.

In 2000, SAG increased $314 million or 6 percent (9 percent pre-currency) to $5,518 million. Excluding the CPID acquisition, SAG grew 3 percent (6 percent pre-currency) reflecting increased sales force payscale and incentive compensation, significant transition costs associated with implementation of the European shared services organization, continued effects of the U.S. customer administration issues and significant marketing, advertising and promotional investments for our SOHO inkjet printer initiative.


Bad debt expense, which is included in SAG, was $438 million, $473 million and $386 million in 2001, 2000 and 1999, respectively. Reduced 2001 provisions reflect lower equipment sales partially offset by some reserve increases due to the weakened worldwide economy. Provisions increased in 2000 due to continued resolution of aged billing and receivables issues in the U.S. and Europe resulting from the consolidation of our customer administration centers and infrastructure changes and unsettled business and economic conditions in many Latin American countries. Bad debt provisions as a percent of total revenue were
2.6 percent, 2.5 percent, and 2.0 percent for 2001, 2000 and 1999, respectively.


The agreements with GE Capital in the U.S. and Canada include new approaches to managing most of our customer administrative functions. On May 1, 2002, XCS, our U.S. venture with GE Capital Vendor Financial Services, became operational. XCS manages our customer administration and leasing activities, including financing administration, credit approval, order processing, billing and collections. We will consolidate the operations of XCS in our financial statements and include the XCS headcount with our employee statistics. We are completing the negotiation of definitive agreements with GE Capital for the implementation of the Canadian joint venture which is expected in the second half of 2002. Over time we expect these arrangements will facilitate reduced back office and infrastructure expenses and improve collection discipline. We expect this will improve sales force productivity and customer satisfaction through improved billing practices as well as reduce bad debt expense.


Restructuring Programs. Since early 2000, we have been restructuring our cost base. We have implemented a series of plans to resize our workforce and reduce our cost structure through three restructuring initiatives: the October 2000 Turnaround Program, the June 2001 SOHO disengagement and the March 2000 restructuring action. The execution of these actions and payment of obligations continued through December 31, 2001, with each initiative in various stages of completion. In total, we recorded restructuring provisions of $715 million in 2001 and $475 million in 2000, including $205 million and $64 million of asset impairment charges in 2001 and 2000, respectively. As management continues to evaluate the business, there may be supplemental charges for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed. We expect to complete the initiatives associated with the programs in 2002 and will have new initiatives going forward under the Turnaround Program. The restructuring programs are discussed below and in Note 3 to the consolidated financial statements.


Turnaround Program: In October 2000, we announced our Turnaround Program and recorded a restructuring provision of $105 million in connection with finalized initiatives. This charge included estimated costs of $71 million for severance associated with the worldwide resizing of our work force and $34 million associated with the disposition of a non-core business. Over half of these charges related to our Production segment with the remainder related to our Office, DMO and Other segments. In 2001, we provided an incremental $403 million, net of reversals, for initiatives for which we had a formal and committed plan. This provision included $339 million for severance and other employee separation costs associated with the resizing of our work force worldwide, $36 million for lease cancellation and other exit costs and $28 million for asset impairments. The aggregate severance and other employee separation costs in 2001 and 2000 of $410 million were for the elimination of approximately 7,800 positions worldwide. The majority of these charges related to our Production and Office segments. The Turnaround Program restructuring reserve balance at December 31, 2001 was $223 million.


SOHO Disengagement: In June 2001, we announced our disengagement from our worldwide SOHO business. In connection with exiting this business, during 2001 we recorded a net charge of $239 million. The charge included provisions for the elimination of approximately 1,200 positions worldwide, the closing of facilities and the write-down of certain assets to net realizable value. The charge consisted of $164 million of asset impairments, $49 million for lease cancellation and other exit costs and $26 million in severance and related costs. During the fourth quarter 2001, we sold our remaining inventory of personal inkjet and xerographic printers, copiers, facsimile machines and multi-function devices which were distributed primarily through retail channels to small offices, home offices and personal users (consumers). We will continue to provide current SOHO customers with service, support and supplies, including the manufacturing of such supplies, during a phase-down period to meet customer commitments, which will result in a declining revenue base over the next few years. The SOHO disengagement restructuring reserve balance at December 31, 2001 was $23 million.


March 2000 and 1998 Restructurings: In March 2000, we recorded a provision of $489 million as part of a worldwide restructuring program including asset impairments of $30 million. During 2001 and 2000, we recorded net changes in estimates for both the March 2000 and the 1998 restructuring programs which reduced restructuring expense by $25 million and $125 million, respectively. As of December 31, 2001, these programs had been substantially completed.


As a direct result of the various restructuring actions, we determined that certain products were not likely to be sold in their product life cycle. For this reason, in 2001 we recorded a $42 million charge to write-down excess and obsolete inventory, $34 million of which resulted from the disengagement from our SOHO operations. In 2000, we recorded a charge of $84 million primarily as a result of the consolidation of distribution centers and warehouses and the exit from certain product lines. These charges are included in Cost of sales in the Consolidated Statement of Operations.


Worldwide employment declined by approximately 13,600 in 2001 to approximately 78,900, largely as a result of our restructuring programs and the transfer of approximately 2,500 employees to Flextronics as part of our office manufacturing outsourcing. Worldwide employment was approximately 92,500 and 94,600 at December 31, 2000 and 1999, respectively.


Other Expenses, Net. Other expenses, net for the three years ended December 31, 2001 were as follows:


                                                                                   2001       2000        1999
                                                                                   ----       ----        ----

                                                                                           Restated    Restated

                                                                                           (in millions)

  Non-financing interest expense ................................................    $446      $592        $407

  Currency gains, net ...........................................................     (29)     (103)         (7)

  Amortization of goodwill and intangibles ......................................      94        86          50

  Business divestiture and asset sale (gains)losses .............................      10       (67)        (78)

  Interest income ...............................................................    (101)      (77)        (20)

  Year 2000 costs ...............................................................      --         2          47

  All other, net ................................................................      53        91         108
                                                                                     ----      ----        ----

     Total ......................................................................    $473      $524        $507
                                                                                     ====      ====        ====

In 2001, non-financing interest expense was $146 million lower than 2000, reflecting lower interest rates and lower debt levels. Non-financing interest expense in 2001 included net gains of $32 million from the mark-to-market of our remaining interest rate swaps required to be recorded as a result of applying SFAS No. 133. Differences between the contract terms of our interest rate swaps and the underlying related debt restricts hedge accounting treatment in accordance with SFAS No. 133, which requires us to record the mark-to-market valuation of these derivatives directly to earnings. Non-financing interest expense was $185 million higher in 2000 than in 1999 as a result of the CPID acquisition, which resulted in incremental borrowings of $852 million, generally higher debt levels and increased interest rates.


Net currency (gains) losses result from the re-measurement of unhedged foreign currency-denominated assets and liabilities. In 2001, exchange gains on yen debt of $107 million more than offset losses on euro loans of $36 million, a $17 million exchange loss resulting from the peso devaluation in Argentina and other currency exchange losses of $25 million. In 2000, large gains on both the yen and euro loans in the fourth quarter contributed to the $103 million gain. These currency exposures are the result of net unhedged positions largely caused by our restricted access to the derivatives markets since the fourth quarter 2000. Due to the inherent volatility in the interest rate and foreign currency markets, we are unable to predict the amount of the above noted re-measurement and mark-to-market gains or losses in future periods. Such gains or losses could be material to the financial statements in any reporting period.


Goodwill and other intangible asset amortization relates primarily to our acquisitions of the remaining minority interest in Xerox Limited in 1995 and 1997, XL Connect in 1998 and CPID in 2000. Effective January 1, 2002 and in connection with the adoption of SFAS No. 142, we will no longer record amortization of goodwill. However, in lieu of amortization, goodwill will be tested at least annually for impairment using a fair value methodology. Intangible assets will continue to be amortized. Further discussion is provided in Note 1 to the consolidated financial statements.


(Gains) losses on business divestitures and asset sales include the sales of our Nordic leasing business in 2001, the North American paper business and a 25 percent interest in ContentGuard in 2000, and various Xerox Technology Enterprise businesses in 1999, as well as miscellaneous land, buildings and equipment in all years. Further discussion of our divestitures follows and is also contained in Note 5 to the consolidated financial statements.


Interest income is derived primarily from our significant invested cash balances since the latter part of 2000 and from tax audit refunds. 2001 interest income was $24 million higher than 2000 due to higher investment interest resulting from a full year of invested cash balances in 2001, partially offset by lower interest from tax audit refunds. The increases in our invested cash balances reflect our decision, beginning in the second half of 2000, to accumulate cash to maintain financial flexibility rather than continue our historical practice of paying down debt with available cash.


All other, net includes many additional items, none of which are individually significant.


Gain on Affiliate's Sale of Stock. In 2001 and 2000, gain on affiliate's sale of stock of $4 million and $21 million, respectively, reflects our proportionate share of the increase in equity of ScanSoft Inc. (NASDAQ: SSFT) resulting from ScanSoft's issuance of stock in connection with acquisitions. The 2000 gain was partially offset by a $5 million charge reflecting our share of ScanSoft's write-off of in-process research and development associated with one of the acquisitions, which is included in equity in net income of unconsolidated affiliates. ScanSoft, an equity affiliate, is a developer of digital imaging software that enables users to leverage the power of their scanners, digital cameras, and other electronic devices.


Income Taxes and Equity in Net Income of Unconsolidated Affiliates. The effective tax rates were 132.9 percent in 2001, 19.1 percent in 2000 and 34.6 percent in 1999. The difference between the 2001 effective tax rate of 132.9 percent and the U.S. federal statutory income tax rate of 35 percent relates primarily to the recognition of deferred tax asset valuation allowances resulting from our recoverability assessments, the taxes incurred in connection with the sale of our partial interest in Fuji Xerox and continued losses in low tax jurisdictions. The gain for tax purposes on the sale of Fuji Xerox was disproportionate to the gain for book purposes as a result of a lower tax basis in the investment. Other items favorably impacting the tax rate included a tax audit resolution of approximately $140 million and additional tax benefits arising from prior period restructuring provisions. On a loss basis, the difference between the 2000 effective tax rate of 19.1 percent and the U.S. federal statutory income tax rate of 35 percent relates primarily to continued losses in low tax jurisdictions, the recognition of deferred tax asset valuation allowances resulting from our recoverability assessments and additional tax benefits arising from the favorable resolution of tax audits of approximately $125 million. The 1999 effective tax rate benefited from increases in foreign tax credits as well as a shift in the mix of our worldwide profits, partially offset by the recognition of deferred tax asset valuation allowances. Please refer to Note 15 to the consolidated financial statements for further information. Our effective tax rate will change year to year based on nonrecurring events (such as new Turnaround Program initiatives) as well as recurring factors including the geographical mix of income before taxes. In the normal course of business, we expect that our 2002 effective tax rate will be in the low to mid 40 percent range.


Equity in net income of unconsolidated affiliates is principally related to our 25 percent share of Fuji Xerox income. Equity income was $53 million in 2001, $66 million in 2000 and $48 million in 1999. The 2001 reduction primarily reflects our reduced ownership in Fuji Xerox. The 2000 improvement reflected improved Fuji Xerox operating results and the absence in 2000 of a prior year $21 million unfavorable tax adjustment relating to an increase in Fuji Xerox tax rates. These favorable items were partially offset by our $37 million share of a 2000 Fuji Xerox restructuring charge and reductions in income from several smaller equity investments.


Manufacturing Outsourcing. In October 2001, we announced a manufacturing agreement with Flextronics, a global electronics manufacturing services company. The agreement provides for a five-year supply contract for Flextronics to manufacture certain office equipment and components; the purchase of inventory, property and equipment at a premium over book value; and the assumption of certain liabilities. The premium will be amortized over the life of the five-year supply contract, as we will continue to benefit from the property transferred to Flextronics. Inventory purchased from us by Flextronics remains on our balance sheet until it is sold to an end user with a corresponding liability recognized for the proceeds received. This inventory and the corresponding liability was approximately $27 million at December 31, 2001. In total, the agreement with Flextronics represents approximately 50 percent of our overall worldwide manufacturing operations. In the 2001 fourth quarter, we completed the sales of our plants in Toronto, Canada; Aguascalientes, Mexico and Penang, Malaysia to Flextronics for approximately $118 million, plus the assumption of certain liabilities. The sale is subject to certain closing adjustments. Approximately 2,500 Xerox employees in these operations transferred to Flextronics upon closing. In January 2002, we completed the sale our office manufacturing operations in Venray, the Netherlands and Resende, Brazil for $29 million plus the assumption of certain liabilities. Approximately 1,600 Xerox employees in these operations transferred to Flextronics upon closing. By the end of the third quarter 2002, we anticipate all production at our printed circuit board factories in El Segundo, California and Mitcheldean, England and our customer replaceable unit plant in Utica, New York will be fully transferred to Flextronics' facilities which will complete the plans that we announced in October. Included in the 2001 Turnaround Program are restructuring charges of $24 million related to the closing of these facilities.

Divestitures. In December 2001, we sold Delphax Systems and Delphax Systems, Inc. (Delphax) to Check Technology Corporation for $14 million in cash, subject to purchase price adjustments. Delphax designs, manufactures and supplies high-speed electron beam imaging digital printing systems and related parts, supplies and maintenance services. There was no gain or loss recorded related to this sale.

In April 2001, we sold our leasing businesses in the four Nordic countries to Resonia Leasing AB (Resonia) for proceeds of approximately $370 million, which approximated book value. The assets sold included the leasing portfolios in the respective countries, title to the underlying equipment included in the lease portfolios and the transfer of certain employees and systems used in the operations of the businesses. Under terms of the agreement, Resonia will provide on-going exclusive equipment financing to Xerox customers in those countries.


In March 2001, we sold half our ownership interest in Fuji Xerox to FujiFilm for $1,283 million in cash. The sale resulted in a pre-tax gain of $773 million. Income taxes of approximately $350 million related to this transaction were paid in the first quarter 2002. Under the agreement, FujiFilm's ownership interest in Fuji Xerox increased from 50 percent to 75 percent. While Xerox's ownership interest decreased to 25 percent, we retain significant rights as a minority shareholder. All product and technology agreements between Fuji Xerox and us continue, ensuring that the two companies retain uninterrupted access to each other's portfolio of patents, technology and products. With its business scope focused on document processing activities, Fuji Xerox will continue to provide office products to us and collaborate with us on research and development. We maintain our agreement with Fuji Xerox to provide them production publishing and solid ink technology.


In December 2000, we completed the sale of our China operations to Fuji Xerox for $550 million cash and the assumption of $118 million of debt for which we recorded a $200 million pre-tax gain. Revenues from our China operations were $262 million in 2000.


In June 2000, we entered into an agreement to sell our U.S. and Canadian commodity paper product line and customer list, for $40 million. We also entered into an exclusive license agreement for the Xerox brand name.
Additionally, we earn commissions on Xerox originated sales of commodity paper as an agent for Georgia Pacific.

In April 2000, we sold a 25 percent ownership interest in our wholly owned subsidiary, ContentGuard, to Microsoft, Inc. for $50 million and recognized a gain of $23 million. An additional gain of $27 million was deferred pending the achievement of certain performance criteria. In May 2002, we paid Microsoft $25 million as the performance criteria had not been achieved. In connection with the sale, ContentGuard also received $40 million from Microsoft for a non-exclusive license of its patents and other intellectual property and a $25 million advance against future royalty income from Microsoft on sales of products incorporating ContentGuard's technology. The license payment is being amortized over the ten year life of the license agreement and the royalty advance will be recognized in income as earned.


Acquisition of the Color Printing and Imaging Division of Tektronix, Inc. In January 2000, we acquired the Color Printing and Imaging Division of Tektronix, Inc. (CPID) for $925 million in cash including $73 million paid by Fuji Xerox for the Asia/Pacific operations of CPID. CPID manufactures and sells color printers, ink and related products and supplies. The acquisition accelerated us to the number two market position in office color printing, improved our reseller and dealer distribution network and provided us with scalable solid ink technology. The acquisition also enabled significant product development and expense synergies with our monochrome printer organization.


Business Performance by Segment. In 2001, we realigned our reportable segments to be consistent with how we manage the business and to reflect the markets we serve. Our business segments are as follows: Production, Office, DMO, SOHO, and Other. The table below summarizes our business performance by segment for the three-year period ended December 31, 2001. Revenues and associated percentage changes, along with operating profits and margins by segment are included. Segment operating profit (loss) excludes certain non-segment items, such as restructuring and gains on sales from businesses, as further described in Note 10 to the consolidated financial statements.


Business Segment Performance

                          Business Segment Performance

                                                                                                      % Change
                                                                                                      --------
                                                        2001            2000           1999         2001    2000
                                                        ----            ----           ----         ----    ----
                                                                      Restated       Restated
                                                                      --------       --------
                                                                   (In millions)
Total Revenue
    Production ......................................    $5,899         $6,332          $6,933      (7)%     (9)%
    Office ..........................................     6,926          7,060           6,853      (2)       3
    DMO .............................................     2,027          2,619           2,450     (23)       7
    SOHO ............................................       407            599             575     (32)       4
    Other ...........................................     1,749          2,141           2,184     (18)      (2)
    Total ...........................................   $17,008        $18,751         $18,995      (9)%     (1)%
                                                        -------        -------         -------
Memo:  Color/(1)/ ...................................   $ 2,762        $ 2,612         $ 1,619       6 %     61 %

Segment Operating Profit Loss/(2)/
    Production ......................................   $   454        $   463         $ 1,236
    Office ..........................................       341           (180)             49
    DMO .............................................      (157)           (93)             48
    SOHO ............................................      (197)          (293)           (188)
    Other ...........................................       (39)           225             203
    Total ...........................................   $   402        $   122         $ 1,348
                                                        -------        -------         -------
Operating Margin
    Production ......................................       7.7 %          7.3%           17.8%
    Office ..........................................       4.9           (2.5)            0.7
    DMO .............................................      (7.7)          (3.6)            2.0
    SOHO ............................................     (48.4)         (48.9)          (32.7)
    Other ...........................................      (2.2)          10.5             9.3
    Total ...........................................       2.4 %          0.7%            7.1 %
                                                        -------         ------          ------

/(1)/ Color revenue is included in all segments except Other.
/(2)/ Segment operating profit (loss) includes allocation of certain corporate expenses such as research, finance, business strategy, marketing, legal, and human resources. The "Other" segment includes certain expenses which have not been allocated to the businesses such as non-financing interest expense.

Production: Production revenues include production publishing, production printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute sold predominantly through direct sales channels in North America and Europe. Revenues declined 7 percent (6 percent pre-currency) in 2001 and 9 percent (6 percent pre-currency) in 2000. The monochrome production revenue decline reflected competitive product introductions, movement to distributed printing and electronic substitutes, and weakness in the worldwide economy. Revenue from our DocuTech production publishing family, which had been continually refreshed and expanded since its 1990 launch, declined in both 2001 and 2000 reflecting the 1999 introduction of a competitive product. While Xerox remained the market leader, our production publishing market share declined in 2000, but improved significantly in the U.S. in 2001. In production printing, Xerox maintained its strong market leadership in both 2001 and 2000, however, revenue decreased reflecting declines in the transaction printing market.

2001 production color revenues grew 2 percent from 2000 including continued strong DocuColor 2000 series growth, partially offset by declines in older products reflecting introduction of competitive offerings and the effects of the weakened economy in the second half of the year. The DocuColor 2000 series, launched in 2000, at speeds of 45 and 60 pages per minute established an industry standard by producing near-offset quality, full color prints including customized one-to-one printing at a variable cost of less than 10 cents per page. Production color revenues grew significantly in 2000 largely due to the very successful launch of the DocuColor 2000 series. Production revenues represented 35 percent of 2001 revenues compared with 34 percent in 2000.


2001 Production operating profit continued to decline, but significantly less than the rate of decline experienced in 2000. Lower 2001 revenue combined with reduced monochrome gross margin reflecting competitive pressures were only partially offset by a substantial improvement in SAG expenses generated by our Turnaround Program. 2000 operating profit was significantly below 1999 due to lower revenue and gross margin, reflecting increased competition. Expenses increased due to the earlier sales realignment and administrative transition and higher DocuColor iGen3 R&D investments.

Office: Office revenues include our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers under 90 pages per minute, and facsimile products sold through direct and indirect sales channels in North America and Europe. 2001 revenues declined 2 percent (one percent pre-currency) from 2000 as strong office color revenue growth was not sufficient to offset monochrome declines. Color revenue growth was driven by the Document Centre Color Series 50 and strong color printer equipment sales including the Phaser 860 solid ink and Phaser 7700 laser printers which use single pass color technology. 2001 monochrome revenues declined as growth in digital multifunction was more than offset by declines in light lens as the market continues to transition to digital technology. This decline was exacerbated further by our reduced participation in very aggressively priced competitive customer bids and tenders in Europe, as we reorient our focus from market share to profitable revenue. These declines were only slightly offset by the very successful North American launch of the Document Centre 490 in September 2001. In 2001, digital multifunction equipment sales represented approximately 91 percent of our monochrome copier equipment sales compared with 82 percent in 2000.

2000 revenues increased 3 percent from 1999 including the January 2000 acquisition of CPID. Excluding CPID, revenues declined 6 percent. Office revenues represented 41 percent of 2001 revenues compared with 38 percent in 2000.


Operating profit in the Office segment increased significantly in 2001 reflecting lower SAG spending, benefiting from our Turnaround Program and improved gross margins. Gross margin improvement includes the benefit of our reduced participation in very aggressively priced European bids and tenders, significantly improved document outsourcing margins, improving Document Centre margins facilitated by favorable mix due to the Document Centre 480 and 490 launches, improved manufacturing and service productivity, and favorable currency. 2000 operating profit was significantly lower than 1999 reflecting lower gross margins, higher R&D spending associated with the CPID acquisition and increased SAG expenses due to the sales realignment, administrative transition and CPID spending.

DMO: DMO includes operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. DMO included our China operation, which generated revenues of $262 million in 2000, prior to the December 2000 sale. In Latin America most equipment transactions are recorded as operating leases. 2001 DMO revenue declined 23 percent from 2000, with approximately 45 percent of the decline due to the sale of our China operation. The balance of the decline was due to lower equipment populations, implementation of a new business model that places greater emphasis on liquidity and profitable revenue rather than market share as well as general economic weakness in many of the countries. Revenues in Brazil, which represented approximately 5 percent of our total revenues in 2001, declined 18 percent from 2000 primarily as a result of an average 22 percent currency devaluation of the Brazilian Real and implementation of the new business model. In 2001, DMO incurred a $157 million loss reflecting lower revenue and gross margins only partially offset by initial cost restructuring benefits. In addition, results were adversely impacted by higher aggregate exchange losses including the Argentinean devaluation.

2000 revenues grew 7 percent reflecting growth in Brazil and most countries outside Latin America. Revenues in Brazil grew 5 percent as an improved economic environment was partially offset by increased competitive activity and lower prices during the latter half of the year as the operation focused on reducing inventory. DMO incurred an $93 million loss in 2000 compared to a profit of $48 in 1999 reflecting lower margins and an increase in SAG expenses, including higher bad debt provisions.


SOHO: We announced our disengagement from our worldwide SOHO business in June 2001 and sold our remaining equipment inventory by the end of the year. SOHO revenues now consist primarily of profitable consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. SOHO revenues represented 2 percent of 2001 revenues compared with 3 percent in 2000, and declined 32 percent in 2001 from 2000. Despite a gross margin decline, significant SAG and R&D reductions following our June 2001 disengagement resulted in substantially lower operating losses in 2001 and a return to profitability in the fourth quarter. We expect profits to continue in 2002 as we sell high-margin consumables for the existing equipment population. We also expect SOHO revenues and profits to decline over time as the existing equipment population is replaced.


Other: Other includes revenues and costs associated with paper sales, Xerox Engineering Systems (XES), Xerox Connect, Xerox Technology Enterprises (XTE), our investment in Fuji Xerox, consulting and other services. Other also includes corporate items such as non-financing interest expense and other non-allocated central costs.


2001 revenue declined 18 percent from 2000 and operating losses increased principally reflecting lower paper, XES, Xerox Connect, and XTE revenues, and lower income related to our reduced investment in Fuji Xerox, partially offset by lower net non-financing interest expense. The 2001 operating loss also reflects the additional ESOP funding necessitated by the elimination of the ESOP dividend; higher professional fees related to litigation, SEC issues and related matters; employee retention compensation; and lower pension settlement gains. 2000 results benefited from gains on the sales of our North American paper business, a 25 percent interest in ContentGuard, and a gain on our ScanSoft affiliate's sale of stock.

Capital Resources and Liquidity

Liquidity, Financial Flexibility and Funding Plans:

Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. We used these funds to finance customers' purchases of our equipment and for working capital requirements, capital expenditures and business acquisitions. Our operations and liquidity began to be negatively impacted in 2000 by Company-specific business challenges, which have been previously discussed. These challenges were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these challenges and conditions negatively impacted our cash availability and created marketplace concerns regarding our liquidity, which led to credit rating downgrades and restricted our access to capital markets.

In addition to the limited access to capital markets which resulted from our credit rating downgrades, we have been unable to access the public capital markets. This is because, as a result of the ongoing SEC investigation since June 2000 and the accounting issues raised by the SEC, the SEC Staff advised us that we could not make any public registered securities offerings. This additional constraint had the effect of limiting our means of raising funds to those of unregistered capital markets offerings and private lending or equity sources. Our credit ratings became even more important, since credit rating agencies often include access to other capital sources in their rating criteria.

During 2000, 2001, and 2002, these rating downgrades, together with the recently concluded review by the SEC, adversely affected our liquidity and financial flexibility, as follows:

o Since October 2000, uncommitted bank lines of credit and the unsecured public capital markets have been largely unavailable to us.

o On December 1, 2000, Moody's reduced its rating of our senior debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding derivative agreements for $108 million.

o In the fourth quarter 2000, as a result of our lack of access to unsecured bank and public credit sources, we drew down the entire $7.0 billion available to us under our Revolving Credit Agreement (the "Old Revolver"), primarily to maintain financial flexibility and pay down debt obligations as they came due.

o On October 23, 2001, Standard & Poors (S&P) reduced its rating of our senior debt to below investment grade, further constraining our ability to enter into new derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding out-of-the-money interest-rate and cross-currency interest-rate derivative agreements for a total of $148 million.

o To minimize the resulting interest and currency exposures from these events, we have subsequently restored some derivative trading, with several counterparties, on a limited basis. However, virtually all such new arrangements either require us to post cash collateral against all out-of-the-money positions, or else have very short terms (e.g., as short as one week). Both of these types of arrangements potentially use more cash than standard derivative arrangements would otherwise require.

o On May 1, 2002, Moody's further reduced its rating of our senior debt, requiring us to post additional collateral against certain derivative agreements currently in place. This downgrade also constituted a termination event under our existing $290 million U.S. trade receivable securitization facility, which we are currently renegotiating with the counterparty, as described more fully below.

o On June 11 and 21, 2002, S&P lowered and affirmed its rating of our senior unsecured and senior secured debt, which to date has not had any incremental adverse effects on our liquidity.

As of June 26, 2002, our senior and short-term debt ratings and outlooks were as follows:

                                                    Senior Debt      Short Term Debt          Outlook
                                                    -----------      ---------------          -------
                                                       Rating           Rating
                                                       ------           ------
        Moody's                                          B1              Not Prime           Negative
        S&P*                                          BB-/B+*                B*              Negative*
        Fitch                                            BB                  B                Stable


*Effective June 11, 2002, S&P lowered our Corporate credit rating, and downgraded our senior debt, to BB- and maintained us on CreditWatch with Negative implications. Upon receipt of commitments from the banks who are party to our New Credit Facility, S&P affirmed the Corporate credit rating and our senior secured debt at BB- with a Negative Outlook, and downgraded our senior unsecured debt to B+.

We expect our limited access to unsecured credit sources to result in higher borrowing costs going forward, and to potentially result in Xerox Corporation having to increase its level of intercompany lending to affiliates and/or to guarantee portions of their debt.

Actions Taken to Address Liquidity Issues:

In the fourth quarter of 2000, as a result of the various factors described above, we began accumulating cash in an effort to maintain financial flexibility, rather than continuing our historical practice of using available cash to voluntarily pay down debt. To the extent possible, and except as otherwise prohibited under the New Credit Facility described below, we expect to continue this practice of accumulating cash for the foreseeable future.

New Credit Facility:

On June 21, 2002, we entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing the Old Revolver. At that time, we permanently repaid $2.8 billion of the $7 billion Revolving Credit Agreement (the "Old Revolver"). Accordingly, there is currently $4.2 billion outstanding under the New Credit Facility, consisting of three tranches of term loans totaling $2.7 billion and a $1.5 billion revolving facility that includes a $200 million letter of credit sub-facility. The three term loan tranches include a $1.5 billion amortizing "Tranche A" term loan, a $500 million "Tranche B" term loan, and a $700 million "Tranche C" term loan maturing on September 15, 2002. Xerox Corporation is currently, and will remain, the borrower of all of the term loans. The revolving loans are available, without sub-limit, to Xerox Corporation, Xerox Canada Capital Limited (XCCL), Xerox Capital Europe plc (XCE) and other foreign subsidiaries, as requested by us from time to time, that meet certain qualifications. We are required to repay a total of $400 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2003, and a total of $600 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2004. The remaining portions of the Tranche A and Tranche B term loans and the revolving facility contractually mature on April 30, 2005. We could be required to repay portions of the loans earlier than their scheduled maturities upon the occurrence of certain events, as described below. In addition, all loans under the New Credit Facility mature upon the occurrence of a change in control.

Subject to certain limits described in the following paragraph, all obligations under the New Credit Facility are secured by liens on substantially all domestic assets of Xerox Corporation and by liens on the assets of substantially all of our U.S. subsidiaries (excluding Xerox Credit Corporation), and are guaranteed by substantially all of our U.S. subsidiaries. In addition, revolving loans outstanding from time to time to XCE (currently $605 million) are also secured by all of XCE's assets and are also guaranteed on an unsecured basis by certain foreign subsidiaries that directly or indirectly own all of the outstanding stock of XCE. Revolving loans outstanding from time to time to XCCL (currently $300 million) are also secured by all of XCCL's assets and are also guaranteed on an unsecured basis by our material Canadian subsidiaries, as defined (although the guaranties of the Canadian subsidiaries will become secured by their assets in the future if certain events occur).

Under the terms of certain of our outstanding public bond indentures, the outstanding amount of obligations under the New Credit Facility that can be secured by assets (the "Restricted Assets") of (i) Xerox Corporation and (ii) our non-financing subsidiaries that have a consolidated net worth of at least $100 million, without triggering a requirement to also secure these indentures, is limited to the excess of (a) 20 percent of our consolidated net worth (as defined in the public bond indentures) over (b) a portion of the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of the debt secured under the New Credit Facility by the Restricted Assets (the "Restricted Asset Security Amount") will vary from time to time with changes in our consolidated net worth. The Restricted Assets secure the Tranche B loan up to the Restricted Asset Security Amount; any Restricted Asset Security Amount in excess of the outstanding Tranche B loan secures, on a ratable basis, the other outstanding loans under the New Credit Facility. The assets of XCE, XCCL and many of the subsidiaries guarantying the New Credit Facility are not Restricted Assets because those entities are not restricted subsidiaries as defined in our public bond indentures. Consequently, the amount of debt under the New Credit Facility secured by their assets is not subject to the foregoing limits.

The New Credit Facility loans generally bear interest at LIBOR plus 4.50 percent, except that the Tranche B loan bears interest at LIBOR plus a spread that varies between 4.00 percent and 4.50 percent depending on the Restricted Asset Security Amount in effect from time to time. Specified percentages of any net proceeds we receive from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility must be used to reduce the amounts outstanding under the New Credit Facility, and in all cases any such amounts will first be applied to reduce the Tranche C loan. Once the Tranche C loan has been repaid, or to the extent that such proceeds exceed the outstanding Tranche C loan, any such prepayments arising from debt and equity proceeds will first permanently reduce the Tranche A loans, and any amount remaining thereafter will be proportionally allocated to repay the then-outstanding balances of the revolving loans and the Tranche B loans and to reduce the revolving commitment accordingly. Any such prepayments arising from asset sale proceeds will first be proportionally allocated to permanently reduce any outstanding Tranche A loans and Tranche B loans, and any amounts remaining thereafter will be used to repay the revolving loans and to reduce the revolving commitment accordingly (except that the revolving loan commitment cannot be reduced below $1 billion as a result of such prepayments).

The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock, certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, hedging transactions, payment of dividends, intercompany loans and certain restricted payments, and a requirement to transfer excess foreign cash, as defined, and excess cash of

Xerox Credit Corporation to Xerox Corporation in certain circumstances. The New Credit Facility does not affect our ability to continue to monetize receivables under the agreements with GE Capital and others, which are discussed below. No cash dividends can be paid on our Common Stock for the term of the New Credit Facility. Cash dividends may be paid on preferred stock provided there is then no event of default. In addition to other defaults customary for facilities of this type, defaults on debt of, or bankruptcy of, Xerox Corporation or certain subsidiaries would constitute a default under the New Credit Facility.

The New Credit Facility also contains financial covenants which the Old Revolver did not contain, including:

o   Minimum EBITDA (rolling four quarters, as defined)

o   Maximum Leverage (total adjusted debt divided by EBITDA, as defined)

o   Maximum Capital Expenditures (annual test)

o   Minimum Consolidated Net Worth (quarterly test, as defined)

Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

We expect total fees and expenses incurred in connection with the New Credit Facility to approximate $125 million, the majority of which was paid at closing. These amounts will be deferred and amortized over the three year term of the New Credit Facility.

Turnaround Program:

In 2000 we announced a global Turnaround Program which included initiatives to sell certain assets, improve operations and liquidity, and reduce annual costs by at least $1 billion. Through December 31, 2001, and since that time, we have made significant progress toward these objectives.

With respect to asset sale initiatives:

o In the fourth quarter of 2000 we sold our China operations to Fuji Xerox, generating $550 million of cash and transferring $118 million of debt to Fuji Xerox.
o In March 2001, we sold half of our interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash.
o In the fourth quarter of 2001, we received cash proceeds of $118 million related to the sales to Flextronics of certain of our manufacturing facilities, and in 2002 we received additional net cash proceeds of $29 million related to the sales of additional facilities under that agreement.

With respect to operational and liquidity improvements, we have announced major initiatives with GE Capital and other vendor financing partners, and we have completed several transactions, including (1) implementation of third-party vendor financing programs in the Netherlands, the Nordic countries, Brazil, Mexico, and Italy and (2) monetizations of portions of our existing finance receivables portfolios. We have several other similar transactions currently being negotiated, and we continue to actively pursue alternative forms of financing. These initiatives, when completed, are expected to significantly improve our liquidity going forward.

In connection with general financing initiatives:

o During 2001, we retired $377 million of long-term debt through the exchange of 41.1 million shares of our common stock, which increased our net worth by $351 million.

o In November 2001, we sold $1,035 million of Convertible Trust Preferred Securities, and placed $229 million of the proceeds in escrow to fund the first three-years' distribution requirements. Total proceeds, net of escrowed funds and transaction costs, were $775 million.

o In January 2002, we sold $600 million of 9 3/4percent Senior Notes and(euro)225 million of 9 3/4percent Senior Notes, for cash proceeds totaling $746 million, which is net of fees and original-issue discount. These notes mature on January 15, 2009, and contain several affirmative and negative covenants which are similar to those in the New Credit Facility. Taken as a whole, the Senior Notes covenants are less restrictive than the covenants contained in the New Credit Facility. In addition, our Senior Notes do not contain any financial maintenance covenants or scheduled amortization payments. The Senior Notes covenants (1) restrict certain transactions, including new borrowings, investments and the payment of dividends, unless we meet certain financial measurements and ratios, as defined, and (2) restrict our use of proceeds from certain other transactions including asset sales. In connection with the June 21, 2002 closing of the New Credit Facility, substantially all of our U.S. subsidiaries guaranteed these notes. In order to reduce the immediate cost of this borrowing, we entered into derivative agreements to swap the cash interest obligations under the dollar portion of these notes to LIBOR plus
    4.44 percent. We will be required to collateralize any out-of-the-money positions on these swaps.

In connection with vendor financing and related initiatives:

o In 2001, we received $885 million in financing from GE Capital, secured by portions of our finance receivable portfolios in the United Kingdom. At December 31, 2001, the remaining balances of these loans totaled $521 million.

o In the second quarter 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus retained interests in certain finance receivables for total proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries.

o In July 2001, we transferred U.S. lease contracts to a trust, which in turn sold $513 million of floating-rate asset-backed notes. We received cash proceeds of $480 million, net of $3 million of fees, plus a retained interest of $30 million, which we will receive when the notes are repaid, which we expect to occur in August 2003. The transaction was accounted for as a secured borrowing. At December 31, 2001, the remaining debt totaled $395 million.

o In September 2001, we announced a U.S. Framework Agreement (the "USFA") with GE Capital's Vendor Financial Services group, under which GE Capital will become the primary equipment-financing provider for our U.S. customers. We expect funding under the USFA to be in place in 2002 upon completion of systems and process modifications and development.

o In November 2001, we entered into an agreement with GE Capital which provides for a series of loans, secured by certain of our finance receivables in the United States, up to an aggregate of $2.6 billion, provided that certain conditions are met at the time the loans are funded. These conditions, all of which we currently meet, include maintaining a specified minimum debt rating with respect to our senior debt. In the fourth quarter of 2001, we received two secured loans from GE Capital totaling $1,175 million. Cash proceeds of $1,053 million were net of $115 million of escrow requirements and $7 million of fees. At December 31, 2001, the remaining balances of these loans totaled $1,149 million. In March 2002, we received our third secured loan from GE Capital totaling $266 million. Cash proceeds of $229 million were net of $35 million of escrow requirements and $2 million of fees. In May 2002, we received our fourth secured loan from GE Capital, totaling $499 million. Cash proceeds of $496 million were net of $3 million of fees. Through June 26, 2002 approximately $1.9 billion of loans have been funded under this agreement.

o In November 2001, we announced a Canadian Framework Agreement (the "CFA") with the Canadian division of GE Capital's Vendor Financial Services group, similar to the agreement in the U.S., under which GE Capital will become the primary equipment-financing provider for our Canadian customers. We expect the CFA to be completed in 2002. In February 2002 we received a $291 million loan from GE Capital, secured by certain of our finance receivables in Canada. Cash proceeds of $281 million were net of $8 million of escrow requirements and $2 million of fees.

o In December 2001, we announced that we would be forming a joint venture with De Lage Landen International BV (DLL) to manage equipment financing, billing and collections for our customers' financed equipment orders in the Netherlands. This joint venture was formed and began funding in the first quarter of 2002. DLL owns 51 percent of the venture and provides the funding to support new customer leases, and we own the remaining 49 percent of this unconsolidated venture.

o In December 2001, we announced European framework agreements with GE Capital's European Equipment Finance group, under which GE Capital will become the primary equipment-financing provider for our customers in France and Germany. We expect these agreements to be completed in 2002.

o In March 2002, we signed agreements with third parties in Brazil and Mexico, under which those third parties will be our primary equipment financing provider in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.

o In April 2002, we sold our leasing business in Italy to a third party for $207 million in cash plus the assumption of $20 million of debt. We can also receive retained interests up to approximately $30 million, based on the occurrence of certain future events. This sale is part of an agreement under which the third-party will provide on-going, exclusive equipment financing to our customers in Italy.

o In May 2002, we received an additional loan from GE Capital of $106 million secured by portions of our lease receivable portfolio in the U.K.

o In May 2002, we received a $77 million loan from GE Capital, secured by certain of our finance receivables in Germany. Cash proceeds of $65 million were net of $12 million of escrow requirements.

Cash and Debt Positions:

With $4.0 billion of cash and cash equivalents on hand at December 31, 2001, (and approximately $1.8 billion on hand as of June 26, 2002, after giving effect to the refinancing under the New Credit Facility) we believe our liquidity is sufficient to meet current operating cash flow requirements and to satisfy all scheduled debt maturities through December 31, 2002.

As a result of the New Credit Facility discussed above, our debt maturities have changed. Significantly less debt will now mature in 2002 and 2003 than would have become due had the Old Revolver not been refinanced. In addition, a portion of our available cash has been used to retire some of the debt under the Old Revolver. The following represents our aggregate debt maturity schedules by quarter for 2002 and 2003, and reflects the New Credit Facility and related principal payments discussed above (in billions):

                             2002              2003
                             ----              ----
First Quarter                $0.7              $0.5
Second Quarter                4.0               1.1
Third Quarter                 1.0               0.3
Fourth Quarter                0.9               1.3
                             ----             -----
Full Year                    $6.6              $3.2
                             ====              ====

Additionally, as discussed throughout this Annual Report, we have reached a settlement with the SEC as to all matters that were under investigation. It is our expectation that the resolution of these matters will restore our ability to access the public capital markets and reduce our earlier reliance on other funding sources including non-public capital markets. Our current plans include accessing the public capital markets in 2002, however, we are not dependent on such access to maintain adequate liquidity in 2002.

Plans to Strengthen Liquidity and Financial Flexibility Beyond 2002:

Our ability to maintain sufficient liquidity beyond 2002 is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

We also expect that improvements in our debt ratings, and our related ability to fully access certain unsecured public debt markets, namely the commercial paper markets, will depend on (1) our ability to demonstrate sustained EBITDA growth and operating cash generation and (2) continued progress on our vendor financing initiatives, as discussed above. Until such time, we expect some bank lines to continue to be unavailable, and we intend to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds until full access to the unsecured public debt markets is restored.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies:

At December 31, 2001, we had the following contractual cash obligations and other commercial commitments and contingencies:

Contractual Cash Obligations:

                                                        2002       2003      2004       2005      2006    Thereafter
                                                        ----       ----      ----       ----      ----
                                                                             (In millions)
Long term debt ......................................  $6,584     $3,247     $2,567     $3,370     $ 30       $  914
Minimum operating lease commitments .................     250        207        165        135      112          359
  Total contractual cash obligations ................  $6,834     $3,454     $2,732     $3,505     $142       $1,273

(1) The long-term debt obligations reflect the refinancing of our New Credit Facility on June 21, 2002.


Cumulative Preferred Securities:

As of December 31, 2001, we have four series of outstanding preferred securities as summarized below. The redemption requirements and the annual cumulative dividend requirements on our outstanding preferred stock are as follows:


o Series B Convertible Preferred Stock (ESOP shares): The balance at December 31, 2001 was $605 million, and is o redeemable in shares of common stock or cash, at our option, as employees with vested shares leave the Company. o Annual cumulative dividend requirements are $6.25 per share. In 2001, we suspended these dividends, but the unpaid dividends are cumulative and amount to approximately $40 million at December 31, 2001.

o 7 1/2percent Convertible Trust Preferred Securities: The balance at December 31, 2001 was $1,005 million, and is putable in 2004 in cash or in shares of common stock at a redemption value of $1,035 million. Annual cumulative distribution requirements are $3.75 per Preferred Security on 20.7 million securities. The first three years' dividend requirements were funded at issuance and are invested in U.S. Treasury securities held by a separate trust.

o 8 percent Convertible Trust Preferred Securities: The balance at December 31, 2001 was $639 million, and is o redeemable in 2027 at a redemption value of $650 million. Annual cumulative dividend requirements are $80 per o security on 650,000 securities.

o Canadian Deferred Preferred Stock: The balance at December 31, 2001 was $43 million, and is redeemable in 2006. o Annual cumulative non-cash dividend requirements will increase this amount to its 2006 redemption value of o approximately $56 million.

Other Commercial Commitments and Contingencies:

Flextronics: As previously discussed, in 2001 we outsourced certain manufacturing activities to Flextronics under a five-year agreement. At December 31, 2001 we anticipate that we will purchase approximately $1 billion of inventory from Flextronics during 2002 and expect to maintain this level in the future.

Fuji Xerox: We had product purchases from Fuji Xerox totaling $598 million, $812 million, and $740 million in 2001, 2000 and 1999, respectively. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months.

Other Purchase Commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record any losses when they are probable and reasonably estimable.


EDS Contract: We have an information management (IM) contract with Electronic Data Systems Corp (EDS). We can terminate the contract with six months notice upon the payment of termination fees, as defined in the contract. Although there are no minimum payments due under the contract, the IM function is integral to our operations and at this time, we anticipate making the following payments to EDS over the next five years (in millions): 2002--$381; 2003--$354; 2004--$351;
2005--$354; 2006--$345.

Other Funding Arrangements:

Securitizations, and Use of Special Purpose Entities:

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special-purpose entities (SPEs) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. None of our officers, directors or employees or those of any of our subsidiaries or affiliates hold any direct or indirect ownership interests in any of these SPEs. We typically act as service agent and collect the securitized receivables on behalf of the securitization investors. Under certain circumstances, including the downgrading of our debt ratings by one or more rating agencies, we can be terminated as servicing agent, in which event the SPEs may engage another servicing agent and we would cease to receive a servicing fee. Although the debt rating downgrade provisions have been triggered in some of our securitization agreements, the securitization investors and/or their agents have not elected to remove us as administrative servicer as of this time. We are not liable for non-collection of securitized receivables or otherwise required to make payments to the SPEs except to the limited extent that the securitized receivables did not meet specified eligibility criteria at the time we sold the receivables to the SPEs or we fail to observe agreed-upon credit and collection policies and procedures.

Most of our SPE transactions were accounted for as borrowings, with the debt and related assets remaining on our balance sheets. Specifically, in addition to the July 2001 asset-backed notes transaction and the U.S. loans from GE Capital discussed above, which utilized SPEs as part of their structures, as of December 31, 2001, we have entered into the following similar transactions which were accounted for as debt on our balance sheets:

o In the third quarter 2000, Xerox Credit Corporation (XCC) securitized certain finance receivables in the United States, generating gross proceeds of $411 million. As of December 31, 2001, the remaining debt under this facility totaled approximately $154 million.

o In 1999, XCC securitized certain finance receivables in the United States, generating gross proceeds of $1,150 million. At December 31, 2001, the remaining obligations in this facility totaled $94 million, and were substantially repaid as of June 26, 2002.

We have also entered into the following SPE transactions which were accounted for as sales of receivables:

o In 2000, Xerox Corporation and Xerox Canada Limited (XCL) securitized certain accounts receivable in the U.S. and Canada, generating gross proceeds of $315 million and $38 million, respectively. In December 2000, as a result of the senior debt downgrade by Moody's discussed above, both entities negotiated waivers with their respective counterparties to prevent the facilities from entering "wind-down" mode. As part of its waiver negotiation, Xerox Corporation renegotiated the $315 million U.S. facility, reducing its size to $290 million. The May 2002 Moody's downgrade constituted an event of termination under this agreement, which we are currently renegotiating. Failure to successfully renegotiate the facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility, and our availability would wind down. In February 2002, the size of the Canadian facility was reduced in order to make certain receivables eligible under the GE Capital Canadian transaction described above. Also in February 2002, a downgrade of our Canadian debt by Dominion Bond Rating Service caused the Canadian counterparty to withdraw its waiver, in turn causing the remaining Canadian facility at that time to enter into wind-down mode. This facility has subsequently been fully repaid.

o In 1999, XCL securitized certain finance receivables, generating gross proceeds of $345 million. At December 31, 2001, the remaining obligations in this facility totaled $93 million, and we expect them to be fully paid in 2002. At December 31, 2001, this is the only outstanding SPE transaction with recourse provisions that could be asserted against us.

o In 1999, Xerox Corporation and certain of its subsidiaries securitized accounts receivable, generating aggregate gross proceeds of $231 million. No amounts remained outstanding as of December 31, 2001.

In summary, at December 31, 2001, amounts owed by these receivable-related SPEs to their investors totaled $2,210 million, of which $418 million represented transactions we treated as asset sales, and the remaining $1,792 million is reported as Debt in our Consolidated Balance Sheet. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 5 to the Consolidated Financial Statements. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 17 to the Consolidated Financial Statements for a detailed description of these transactions.

Secured Debt - Summary:

As of March 31, 2002, after giving effect to the New Credit Facility, we have approximately $930 million of debt which is secured by assets that are measured against the 20 percent consolidated net worth limitation described above. In addition, we have $3,802 million of debt which is secured by assets that are not measured against that 20 percent limitation, in most cases because the applicable borrowing entities are considered financing subsidiaries under the public indenture definitions.

Equity Put Options:

During 2000 and 1999, we sold 7.5 million and 0.8 million equity put options, respectively, for proceeds of $24 million and $0.4 million. We did not sell any such options in 2001. Equity put options give the counterparty the right to sell our common shares back to us at a specified strike price. In January 2001, we paid $28 million to settle the put options we issued in 1999, which we funded by issuing 5.9 million unregistered common shares. In the fourth quarter 2000, we were required to pay $92 million to settle the put options that we issued in 2000. In 1999, we paid $5 million to settle put options that we issued in 1998. There were no put options outstanding as of December 31, 2001.

Cash Management:

Xerox and its material subsidiaries and affiliates manage their worldwide cash, cash equivalents and liquidity resources through internal cash management systems, which include established policies and procedures. They are subject to
(1) the statutes, regulations and practices of the local jurisdictions in which the companies operate, (2) the legal requirements of the agreements to which the companies are parties and (3) the policies and cooperation of the financial institutions utilized by the companies to maintain such cash management systems.

At December 31, 2001, 2000 and 1999, cash and cash equivalents on hand totaled $3,990 million, $1,750 million and $132 million, respectively, and total debt was $16,765 million, $18,637 million, and $16,147 million, respectively. Total debt net of cash (Net Debt) decreased by $4,112 million in 2001, increased by $872 million in 2000, and increased by $769 million in 1999. The consolidated ratio of total debt to common and preferred equity was 6.9:1, 7.6:1 and 4.5:1 as of December 31, 2001, 2000 and 1999, respectively. The decrease in this ratio in 2001 reflects debt-for-equity exchanges, a curtailment of dividends, and debt repayments funded by asset sales and working capital improvements, offset partially by a net loss and the impacts of currency devaluation. The increase in 2000 reflects the 2000 net loss, an increase in debt to fund the CPID acquisition, cash payments required to settle outstanding put options on our common stock, cash dividends, and the impact of currency devaluation. The increases in both 2001 and 2000 compared to 1999 also reflect our decision, beginning in 2000, to accumulate cash to maintain financial flexibility rather than continue our historical practice of paying down debt with available cash.

The following represents the results of our cash flows for the last three years included within our Statement of Cash Flows in our consolidated financial statements (in millions):

                                                         2001               2000             1999
                                                         ----               ----             ----
    Operating Cash Flows                                $1,566            $  207            $ 551
    Investing Cash Flows (Usage)                           873              (855)            (789)
    Financing Cash Flows (Usage)                          (189)            2,255              300
    Foreign Currency Impacts                               (10)               11               (9)
                                                        ------            ------            -----
    Net Change in Cash Balance                           2,240             1,618               53
    Cash - Beginning of year                             1,750               132               79
                                                        ------            ------            -----
    Cash - End of year                                  $3,990            $1,750            $ 132
                                                        ======            ======            =====


2001 operating cash flows improved significantly compared to 2000, primarily due to working capital improvements. Although our sales declined, which normally leads to a reduction in receivables and payables balances, our collections of receivables exceeded our payments on accounts payable and other current liability accounts by approximately $500 million. We further reduced our inventory balances and spending for on-lease equipment by approximately $480 million. We also had a short-term benefit of approximately $350 million associated with the timing of taxes due on the gain from our sale of half our interest of Fuji Xerox, which we did not have to pay until first quarter 2002. The overall impact of our reported net loss on our operating cash flows, after considering the impacts of non-cash items associated with restructuring charges, provisions, tax valuation allowances and gains did not vary significantly between 2001 and 2000.

Investing cash flows were higher in 2001 primarily due to $1,768 million of cash received from the sales of businesses, including Fuji Xerox and our leasing businesses in the Nordic European countries. These cash proceeds were greater than those received from the sale of businesses in 2000, which resulted in proceeds of $640 million. In 2001 we also reduced capital spending and internal-use software spending significantly. Other factors contributing to the 2001 improvement were the acquisition of CPID in 2000, which utilized cash of $856 million, while in 2001 we were required to fund $628 million of certain escrow and insurance trusts based on contractual requirements.

Our 2001 financing activities largely consisted of a net repayment of approximately $1.1 billion of debt, offset by a private placement of $1.0 billion of trust preferred securities. Our suspension of dividends on our common and preferred stock also had a positive impact on our cash flows in 2001.

Refer to our EBITDA-based cash flows discussion below to understand the way we look at cash flows from a treasury and cash management perspective, and for explanations of cash flows for 2000 and 1999.

Historically, we separately managed the capital structures of our non-financing operations and our captive financing operations. Consistent with our continuing efforts to exit the customer equipment financing business, we now use EBITDA and operating cash flow to measure our liquidity, and we no longer distinguish between financing and non-financing operations in our liquidity management processes. We define EBITDA as earnings before interest expense, income taxes, depreciation, amortization, minorities' interests, equity in income of unconsolidated affiliates, and non-recurring and non-operating items. We believe that EBITDA provides investors and analysts with a useful measure of liquidity generated from recurring operations. EBITDA is not intended to represent an alternative to either operating income or cash flows from operating activities (as those terms are defined in GAAP). While EBITDA is frequently used to analyze companies, the definition of EBITDA we employ, as presented herein, may differ from definitions of EBITDA employed by other companies.

The following is a summary of EBITDA, operating and other cash flows for the years ended December 31, 2001, 2000 and 1999:

                                                                           2001          2000            1999
                                                                           ----          ----            ----
                                                                                       Restated        Restated
                                                                                       --------        --------
Non-financing revenues                                                    $15,879       $17,589        $17,820
Non-financing cost of sales                                                10,050        11,233         10,529
                                                                          -------       -------        -------
   Non-financing gross profit                                               5,829         6,356          7,291
Research and development expense                                             (997)       (1,064)        (1,020)
Selling, administrative and general expenses                               (4,728)       (5,518)        (5,204)
Depreciation and amortization expense                                       1,238         1,158          1,040
                                                                         --------      --------       --------
   Adjusted EBITDA                                                          1,342           932          2,107
Working capital and other changes                                             794           694           (319)
On-Lease equipment spending                                                  (271)         (506)          (387)
Capital spending                                                             (219)         (452)          (594)
Restructuring payments                                                       (484)         (387)          (441)
                                                                        ----------    ----------    -----------
   Operating Cash Flow*                                                     1,162           281            366
Interest payments                                                          (1,074)       (1,050)          (848)
Financing payments                                                          1,374           494            292
Debt borrowings (repayments), net                                          (1,242)        2,917            793
Net proceeds from Trust Preferred Securities                                  775            --             --
Dividends and other non-operating items                                      (541)         (808)          (508)
Proceeds from sales of business                                             1,768           640             65
Acquisitions                                                                   18          (856)          (107)
                                                                        -----------   ----------     ----------
   Net Increase in Cash                                                   $ 2,240       $ 1,618      $      53
                                                                          =======       =======      =========

*The primary difference between this amount and the Cash Flows from Operations reported in our GAAP Statements of Cash Flows, is the inclusion of Capital Spending in, and the exclusion of Financing Cash Flow and Interest Payments from, the amount shown above.

2001 EBITDA operating cash flow of $1,162 million increased by $881 million, from $281 million in the prior year. The improvement was driven by cost reductions, lower on-lease equipment spending, lower capital spending, and modest working capital improvements, and was partially offset by higher restructuring payments and lower revenues. The decline in capital spending was due primarily to significant spending constraints as well as completion in 2000 of our remaining Ireland projects described below. The decline in on-lease equipment spending reflected declining rental placement activity and populations, particularly in our older-generation light lens products.

The increase in EBITDA financing cash flow in 2001 reflected lower finance receivable originations resulting from lower equipment sales in 2001 compared to 2000. Dividends and other non-operating items used $541 million of cash in 2001, compared to usage of $808 million in 2000. This improvement was largely due to cash savings of approximately $500 million resulting from our elimination and suspension of our common and Series B Preferred dividends, respectively, which we announced in July 2001, and lower payments required to terminate derivative contracts, partially offset by a $255 million payment related to our funding of trusts to replace Ridge Reinsurance letters of credit.

In 2001, we generated $1,768 million of cash from the sales of businesses, including the sale of half our interest in Fuji Xerox, our leasing businesses in four European countries, and certain of our manufacturing-related assets to Flextronics, as discussed below. These asset sales, together with net proceeds of $775 million from the sale of trust preferred securities and the significant improvements in operating and financing cash flows, funded net repayments of debt totaling $1,242 million in 2001, compared to incremental borrowings of $2,917 million in 2000 which included funding for the CPID acquisition.

EBITDA operating cash flow was $281 million in 2000, including $328 million of accounts receivable securitizations, compared to $366 million in 1999. Significant improvements in working capital and lower capital spending essentially offset lower EBITDA, which reflected lower revenues and higher costs compared to 1999. Capital spending in 2000 included production tooling and our investments in Ireland, where we consolidated European customer support centers and invested in inkjet supplies manufacturing. The significant decline in 2000 spending versus 1999 is due primarily to substantial completion of several aspects of the Ireland projects as well as significant spending constraints. Investments in on-lease equipment reflected growth in our document outsourcing business.

The significant increase in interest payments in 2000 largely reflects higher debt levels.

In 2000, we generated $640 million of cash from the sales of businesses, including the sale of our China operations to Fuji Xerox for $550 million, and we used $856 million of cash for the acquisition of the CPID division of Tektronix. The increased spending in Dividends and other non operating items reflected cash payments of $68 million to settle put options on our common stock, plus payments of $108 million to settle out-of-the-money currency and interest rate derivatives which were cancelled upon one of our debt downgrades discussed below. Together with increased interest costs, only partially offset by modest increases in operating and financing cash flows, these cash decreases required us to borrow an incremental $2,917 million in 2000.

Cash restructuring payments were $484 million, $387 million, and $441 million in 2001, 2000 and 1999, respectively. We expect that substantially all of the remaining restructuring reserves as of December 31, 2001 of $282 million will be paid in 2002. The status of the restructuring reserves is discussed in Note 3 to the Consolidated Financial Statements.

Financial Risk Management:

We are typical of multinational corporations because we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Accordingly, we have historically entered into derivative contracts, including interest rate swap agreements, forward exchange contracts and foreign currency swap agreements, to manage such interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into such transactions for trading purposes, and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives. As described above, our ability to currently enter into new derivative contracts is severely constrained. Therefore, while the following paragraphs describe our overall risk management strategy, our current ability to employ that strategy effectively has been severely limited.

Currency derivatives are primarily arranged to manage the risk of exchange rate fluctuations associated with assets and liabilities that are denominated in foreign currencies. Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar.

For each of our legal entities, we have historically hedged a significant portion of all foreign-currency-denominated cash transactions. From time to time (when cost-effective) foreign-currency-denominated debt and foreign-currency derivatives have been used to hedge international equity investments.

Virtually all customer-financing assets earn fixed rates of interest. Therefore, we have historically sought to "lock in" an interest rate spread by arranging fixed-rate liabilities with maturities similar to those of the underlying assets, and we have funded the assets with liabilities in the same currency. As part of this overall strategy, pay-fixed-rate/receive-variable-rate interest rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay-variable-rate/receive-fixed-rate interest rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures by eliminating the risk of a major change in interest rates. We refer to the effect of these practices as "match funding" customer financing assets.

Consistent with the nature of economic hedges, unrealized gains or losses from interest rate and foreign currency derivative contracts are designed to offset any corresponding changes in the value of the underlying assets, liabilities or debt.

Assuming a 10 percent appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2001, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would aggregate approximately $31 million, and a 10 percent appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2001, would have a $335 million impact on our Cumulative Translation Adjustment portion of equity. The amount permanently invested in foreign subsidiaries and affiliates -- primarily Xerox Limited, Fuji Xerox and Xerox do Brasil -- and translated into dollars using the year-end exchange rates, was $3.3 billion at December 31, 2001, net of foreign currency-denominated liabilities designated as a hedge of our net investment.

Pay fixed-rate and receive variable-rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay variable-rate and receive fixed-rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures. The potential risk attendant to this strategy is the non-performance of the swap counterparty. We address this risk by arranging swaps with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings and determining the replacement cost, if any, of existing transactions. On a consolidated basis, including the impact of our hedging activities, weighted-average interest rates for 2001, 2000 and 1999 approximated 5.5 percent, 6.2 percent and 5.7 percent, respectively.

Many of the financial instruments we use are sensitive to changes in interest rates. Interest rate changes result in fair value gains or losses on our term debt and interest rate swaps, due to differences between current market interest rates and the stated interest rates within the instrument. The loss in fair value at December 31, 2001, from a 10 percent change in market interest rates would be approximately $161 million for our interest rate sensitive financial instruments. Our currency and interest rate hedging are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

As described above, the downgrades of our debt during 2000, 2001 and 2002, together with the recently-concluded SEC investigation, significantly reduced our access to capital markets. Furthermore, several of the debt downgrades triggered various contractual provisions which required us to collateralize or repurchase a number of derivative contracts which were then outstanding. While we have been able to replace some derivatives on a limited basis, our current debt ratings restrict our ability to utilize derivative agreements to manage the risks associated with interest rate and some foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy. For this reason, we anticipate increased volatility in our results of operations due to market changes in interest rates and foreign currency rates.

READER'S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the eighth through tenth paragraphs under the caption "CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION" in Item 7 above is hereby incorporated by reference in answer to this Item.

ITEM 8.     Financial Statements and Supplementary Data

Our consolidated financial statements and the notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, are set forth on pages 46 through 66 hereof.

ITEM 9.     Disagreements on Accounting and Financial Disclosure

On October 4, 2001, our ultimate parent, XC ended the engagement of KPMG LLP
(KPMG) and retained PricewaterhouseCoopers LLP (PricewaterhouseCoopers) as its independent auditors. The Audit Committee of XC's Board of Directors and the Board of Directors of XC approved the decision to change independent accountants.

Consistent with XC's decision to change its independent accountants, and not because of any disputes or disagreements between us and KPMG, on October 25, 2001 our Board of Directors likewise approved the decision to change our independent accountants. Accordingly, effective as of October 4, 2001, we ended the engagement of KPMG and retained PricewaterhouseCoopers as our independent accountants for the fiscal year ended December 31, 2001. The reports of KPMG on our financial statements for each of the fiscal years ended December 31, 2000 and December 31, 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. For the fiscal years ended December 31, 2000 and December 31, 1999 and through October 25, 2001, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of such disagreement in its reports on our financial statements for such fiscal years. Nor were there any reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K for the fiscal years ended December 31, 2000 and December 31, 1999 and through October 25, 2001. Our Board of Directors authorized KPMG to respond fully to inquiries of PricewaterhouseCoopers concerning the matters addressed in the Current Report on Form 8-K dated October 25, 2001 that we filed with the SEC.

The Current Report on Form 8-K dated October 25, 2001 that we filed with the SEC contained the following text taken from Item 4 of a Current Report on Form

8-K dated September 28, 2001 that XC filed with the SEC. This information is provided to give the reader a full understanding of the events and circumstances that led XC to replace its auditors.

"On October 4, 2001, Xerox Corporation ("Company") determined to change the Company's independent accountants, and, accordingly, ended the engagement of KPMG LLP ("KPMG") in that role and retained PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ending December 31, 2001. The Audit Committee of the Board of Directors (the "Audit Committee") and the Board of Directors of the Company approved the decision to change independent accountants.

The reports of KPMG on the financial statements of the Company for each of the fiscal years ended December 31, 2000 and December 31, 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Except to the extent discussed below, for the fiscal years ended December 31, 2000 and December 31, 1999 and through the date of this report, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of such disagreement in its reports on the financial statements for such fiscal years. Nor, except to the extent discussed below, were there any reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K for the fiscal years ended December 31, 2000 and December 31, 1999 and through the date of this report. With respect to the matters discussed below, the Audit Committee discussed them with KPMG and authorized KPMG to respond fully to inquiries of PricewaterhouseCoopers LLP concerning them.

In March 2001, KPMG informed management and the Audit Committee that it wished to expand significantly the scope of its audit work in connection with the audit of the Company's 2000 financial statements. KPMG proposed that certain additional procedures be performed, including that the Audit Committee appoint Special Counsel to conduct an inquiry into certain issues, which procedures were performed in March, April and May 2001.

While the expanded procedures were being performed, KPMG informed the Audit Committee and management that KPMG was unwilling to rely on representations by two employees in one of the Company's geographic operating units. Management removed those employees from responsibility in connection with the Company's system of financial reporting.

As a result of observations during its 2000 audit, and other information discussed with the Audit Committee, KPMG reported certain material weaknesses in the Company's internal control systems and made recommendations concerning certain components of the Company's business:

      - KPMG emphasized the importance for internal control of the tone set by the Company's top management. KPMG noted that, as a result of its audit and information reported by Special Counsel, it believed there was evidence that management was not successful in setting the appropriate tone with respect to financial reporting. It recommended that the Company take steps to remediate appropriately those issues. Certain personnel changes have been made based in part on KPMG views offered to the Audit Committee and management.

      - Customer Business Operations (CBO) in the Company's North American Solutions Group. KPMG noted issues with regard to CBO's ability to bill customers accurately for services, and noted that difficulties in that area had resulted in unfavorable billing adjustments during 2000. Although KPMG recognized that the Company had initiated several steps to address this issue, it concluded that it remained unclear when those changes would result in sustained improvement in reducing non-cash resolution adjustments of billing differences. It acknowledged that this weakness did not suggest that the net trade receivable account balance is unreasonably stated at December 31, 2000, but that proper reporting required extensive evaluation of billing adjustments during the fourth quarter. KPMG suggested various business and operational changes to address this issue.

      - Communication of Accounting and Control Policies. KPMG noted that policy documents need to be updated, among other things to address issues identified by the Company's worldwide audit function. Special Counsel and KPMG, recommended that the Company also provide increased formal training to ensure that its personnel understand the accounting and control guidance in its policies.

      - Consolidation and Corporate-Level Entries. KPMG observed that the Company's quarterly consolidation process is manually intensive, requiring numerous adjustments at corporate financial reporting levels. It recommended that the Company's Consolidated Financial Information System be augmented to enhance the monitoring and review of corporate-level and manual entries, and further that the Company ensure adequate segregation of duties in the preparation and approval of such entries.

      - Appropriateness of the Concessionaire Business Model in Latin American Countries. KPMG noted that during 2000, analysis by the Company's worldwide audit function indicated that certain issues existed with respect to this business model, including that certain concessionaires may lack economic substance independent of the Company, and that certain business practices involving concessionaires resulted in allowances with respect to receivables in 2000. KPMG suggested periodic assessment of the financial position of prospective and existing concessionaires, and that the Company monitor its business relationship with them to ensure that they are substantive independent distributors of the Company's products.

In addition to those items, KPMG noted that organizational changes, including the Company's turnaround program and associated reductions in headcount, had and would continue to stress the Company's internal control structure. KPMG recommended that the Company take steps to ensure that issues likely to impact the control environment receive appropriate management attention. KPMG also recommended improved balance sheet account reconciliation and analysis on a global basis, in particular with respect to intercompany balances.

The foregoing matters were considered by KPMG in connection with their 2000 audit and did not result in any adverse opinion or disclaimer of opinion or any qualification or modification as to uncertainty, audit scope or accounting principles. KPMG's auditor's report dated May 30, 2001 contained a separate paragraph stating that the Company's 1999 and 1998 consolidated financial statements had been restated.

The Company commenced actions in fiscal 2000 and expanded actions in fiscal 2001 which, collectively, it believes have addressed the above-discussed matters.

The Company has provided KPMG a copy of this Report and requested KPMG to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made herein. A copy of such letter, dated October 4, 2001, is filed as an Exhibit to the Company's Form 8-K."

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Directors

Our directors are elected annually by Xerox Financial Services, Inc. (XFSI), our sole shareholder, to serve for one year until their successors have been elected and shall have qualified. There are no family relationships between any of the directors. Our current directors are:

                        Director                                 Other
Name                Age Since    Occupation                      Directorships

Gary R. Kabureck     48  2001    Assistant Corporate             None
                                 Controller and Chief
                                 Accounting Officer,
                                 Xerox Corporation
                                 2001 - Present;
                                 Assistant Corporate
                                 Controller, Xerox Corp.
                                 2000-2001; Vice President
                                 and Controller, Financial
                                 Services North American
                                 Solutions Group, Xerox
                                 Corp. 1999-2000; Vice
                                 President and Controller,
                                 Financial Services U.S.
                                 Customer Operations,
                                 Xerox Corp. 1997-1999
John F. Rivera       38  2001    Director, Cash                  None
                                 Strategies and
                                 Planning, Xerox Corp.
                                 2000-Present; Director,
                                 Corporate Financial
                                 Planning, 2000; Manager,
                                 Financial Reporting and
                                 Analysis, Xerox Corp.
                                 1999-2000; Manager,
                                 Business Arrangements and
                                 Internal Control Programs
                                 Xerox Corp., 1997-1999;
                                 Manager, Accounting Policy
                                 Projects, Xerox Corp.
                                 1995-1997
Peter K. Gallagher   40  2002    Director, Accounting             None
                                 Policy and Control, Xerox
                                 Corp., 2000 - Present;
                                 Manager, Accounting
                                 Policy Projects, Xerox
                                 Corp. 1997-2000

Executive Officers

Our executive officers are elected annually by our Board of Directors, to hold office until their successors have been elected and shall have qualified. There are no family relationships between any of the executive officers. Our current executive officers are:

                             Officer
Name                  Age    Since   Office
----                  ---    -----   ------

Gary R. Kabureck      48     2000    Chairman, President and Chief Executive
                                     Officer
John F. Rivera        38     2001    Vice President, Treasurer and Chief
                                     Financial Officer
Peter K. Gallagher    40     2002    Controller

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

ITEM 13.    Certain Relationships and Related Transactions

In the past, we frequently and routinely enter into material transactions with our ultimate parent, XC, pursuant to the Operating Agreement between XC and us, and otherwise in the ordinary course of business. Although we have discontinued purchases of contracts receivable from XC under the Operating Agreement (and, pursuant to the New Credit Facility, are precluded from purchasing any new contracts receivable from XC), we nonetheless continue to enter into material transactions with XC. These transactions and other business relationships between us and XC are disclosed in the responses to: Part I, Item 1 "Business";
Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"; Part II, Item 8 "Financial Statements and Supplementary Data" and Part IV, Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K", Exhibits 10(a) "Amended and Restated Operating Agreement", 10(b) "Support Agreement" and 10(c) "Tax Allocation Agreement"; of this Annual Report on Form 10-K. All of our directors and executive officers are employees, and in some cases officers, of XC, but do not have any direct or indirect material interest in such transactions.

All amounts collected on our contracts receivable and all proceeds from the sale of contracts receivable back to XC, are currently loaned directly back to XC under an interest bearing demand note agreement (Demand Note). The Demand Note agreement is included as Exhibit 10 (d) to this Annual Report on Form 10-K. The Demand Note earns interest at a rate equal to the result of adding the H.15 Two-Year Swap Rate and H.15 Three-Year Swap Rate (each as defined in the Master
Note) and dividing by two (2) and then adding 2.00% (200 basis points).
We will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

Subject to certain limitations, all XC and other obligations under the New Credit Facility are guaranteed by substantially all of XC's U.S. subsidiaries, including us. Our guaranty of obligations under the New Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 21, 2002. Under the New Credit Facility, all of our cash in excess of the amounts required to make principal and interest payments on our debt and/or required to meet our ordinary course expenses, in each case for the then next succeeding fiscal quarter, is transferred to XC on a regular basis. In connection with the New Credit Facility, substantially all of XC's U.S. subsidiaries, including us, have also guaranteed XC's obligations under $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009 (collectively, the "Senior Notes").

                                   PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Index to Financial Statements and financial statements schedules, filed as part of this report:

             Report of Independent Accountants

             Consolidated balance sheets at December 31, 2001 and 2000

             Consolidated statements of income for each of the years in the three-year period ended December 31, 2001

             Consolidated statements of shareholder's equity for each of the years in the three-year period ended December 31, 2001

             Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2001

             Notes to consolidated financial statements

             All schedules are omitted as they are not applicable or the Information required is included in the consolidated financial statements or notes thereto.

      (2) Supplemental Data:

             Quarterly Results of Operations

      (3) The exhibits filed herewith are set forth in the Exhibit Index included herein.

(b) A Current Report on Form 8-K dated October 25, 2001 reporting Item 4 "Changes in Registrant's Certifying Accountant" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" was filed during the last quarter of the period covered by this Report.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               XEROX CREDIT CORPORATION


                               /s/ John F. Rivera
                               ------------------------------------

(NAME AND TITLE)               John F. Rivera, Vice President,
                               Treasurer and Chief Financial Officer
June 28, 2002


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

June 28, 2002


Principal Executive Officer:

 Gary R. Kabureck               /s/ Gary R. Kabureck
                               ------------------------------------
                               Chairman, President, Chief Executive
                               Officer and Director


Principal Financial Officer:

 John F. Rivera                 /s/ John F. Rivera
                               ------------------------------------
                               Vice President, Treasurer,
                               Chief Financial Officer and Director

Principal Accounting Officer:

 Peter K. Gallagher             /s/ Peter K. Gallagher
                               ------------------------------------
                               Controller and Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Xerox Credit Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and common shareholders' equity present fairly, in all material respects, the financial position of Xerox Credit Corporation and its subsidiaries ("the Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1, the Company and its parent, Xerox Corporation, engage in extensive intercompany transactions, and the Company receives all of its operational and administrative support from Xerox Corporation. Such transactions cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties. Additionally, as disclosed in Note 5, the Company had notes receivable from Xerox Corporation at December 31, 2001 amounting to $1,377 million. Accordingly, the Company is dependant on Xerox Corporation complying with its contractual obligations.

As discussed in Note 2, the Company has restated its consolidated financial statements for the year ended December 31, 2000, previously audited by other independent accountants.

/s/ PricewatersCoopers LLP

PricewaterhouseCoopers LLP

Stamford, Connecticut
June 26, 2002

                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                                 (In Millions)

                                     ASSETS

                                                           2001         2000*
                                                           ----         -----

Cash and cash equivalents                               $     -      $     -

Investments:
    Contracts receivable                                  3,244        6,355
    Unearned income                                        (331)        (755)
    Allowance for losses                                    (78)        (140)
                                                         ------      -------
        Total investments                                 2,835        5,460

Notes receivable - Xerox and affiliates                   1,377            -
Other assets                                                 76           34
                                                        -------      -------

        Total assets                                    $ 4,288      $ 5,494
                                                        =======      =======


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Commercial paper                                $     -      $    32
        Current portion of notes payable after one year   1,630          326
        Current portion of secured borrowing                130          134
        Notes payable - Xerox and affiliates                  -          388
    Notes payable after one year                          1,743        3,665
    Secured borrowing due after one year                     24          191
    Due to Xerox Corporation, net                            40           96
    Accounts payable and accrued liabilities                 10           49
    Derivative Liabilities                                   53            -
                                                        -------      -------

        Total liabilities                                 3,630        4,881
                                                        -------      -------

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                  23           23
    Additional paid-in capital                              219          219
    Retained Earnings                                       424          371
    Accumulated other comprehensive income                   (8)           -
                                                        --------     -------

        Total shareholder's equity                          658          613
                                                        -------      -------

        Total liabilities and shareholder's equity      $ 4,288      $ 5,494
                                                        =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

*As restated, see Note 2.

                            XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 2001, 2000 and 1999
                                  (In Millions)

                                               2001        2000*       1999
                                               ----        -----       ----

Earned Income:
    Contracts receivable                      $ 400       $ 441       $ 435
                                              -----       -----       -----

Expenses:
    Interest                                    261         292         243
    Derivative instruments fair value
       Adjustments                               37           -           -
    General and administrative                   11          12          12
                                              -----       -----       -----
         Total expenses                         309         304         255
                                              -----       -----       -----

Income before income taxes                       91         137         180

Provision for income taxes                       35          54          70
                                              -----       -----       -----

Income before cumulative effect
    of change in accounting principle            56          83         110

Cumulative effect of change in
    accounting principle, net                    (3)          -           -
                                              -----       -----       -----

Net income                                    $  53       $  83       $ 110
                                              =====       =====       =====




The accompanying notes are an integral part of the consolidated financial statements.

* As restated, see Note 2.

                           XEROX CREDIT CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                Years Ended December 31, 2001, 2000 and 1999
                                 (In Millions)

                                                             Accumulated
                                    Additional                     Other
                              Common   Paid-In   Retained  Comprehensive
                               Stock   Capital   Earnings         Income  Total
                              ------   -------   --------  -------------  -----

Balance at December 31, 1998    $ 23     $ 219      $ 348        $   -   $ 590

Net Income                         -         -        110            -     110

Dividends                          -         -       (170)           -    (170)
                                ----     -----      ------       ------   -----



Balance at December 31, 1999      23       219        288            -     530

Net Income*                        -         -         83            -      83

Dividends                          -         -          -            -       -
                                ----     -----      -----        ------   -----



Balance at December 31, 2000*     23       219        371            -     613

Net Income*                        -         -         53            -      53

SFAS No. 133 transition

    adjustment, net                -         -          -          (20)    (20)

Net changes on cash flow hedges    -         -          -           12      12
                                                                         ------

     Comprehensive Income          -         -          -            -      45

Dividends                          -         -          -            -       -
                                ----     -----      -----        ------  ------

Balance at December 31, 2001    $ 23     $ 219      $ 424        $  (8)  $ 658
                                ====     =====      =====        ======  ======


The accompanying notes are an integral part of the consolidated financial statements.

* As restated, see Note 2.

                            XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 2001, 2000 and 1999
                                   (In Millions)

                                                      2001     2000*    1999
                                                      ----     -----    ----

Cash Flows from Operating Activities
  Net income                                        $   53   $   83   $  110
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Net loss on derivative instruments                    23        -        -
  Net gain on sales of contracts receivable              -        -      (24)
  Net change in operating assets and liabilities       (35)      (9)      21
  Derivative collateralization payment                 (47)       -        -
                                                    -------  -------  ------

Net cash (used in) provided by operating activities     (6)      74      107
                                                    -------  ------   ------

Cash Flows from Investing Activities
  Purchases of investments                            (908)  (2,496)  (2,911)
  Proceeds from investments                          1,906    1,874    1,890
  Proceeds from sales of contract receivables        1,592        -    1,150
  Advances to Xerox                                 (1,377)       -        -
  Proceeds from sale of other assets                    23        -        -
                                                    -------  ------   ------

Net cash provided by (used in) investing activities  1,236     (622)     129
                                                    -------  -------  ------

Cash Flows from Financing Activities
  Change in commercial paper, net                      (32)    (128)  (1,350)
  Payments on notes with Xerox and affiliates, net    (643)    (287)    (249)
  Proceeds from long-term debt                           -    2,690    2,608
  Proceeds from secured borrowings                       -      411        -
  Principal payments of long-term debt and
   secured borrowings                                 (555)  (2,138)  (1,075)
  Dividends                                              -        -     (170)
                                                    -------  ------   -------

Net cash provided by (used in) financing activities (1,230)     548     (236)
                                                     ------  ------   -------

Increase (decrease)in cash and cash equivalents          -        -        -

Cash and cash equivalents, beginning of year             -        -        -
                                                    ------   ------   ------

Cash and cash equivalents, end of year              $    -   $    -   $    -
                                                    ======   ======   ======

The accompanying notes are an integral part of the consolidated financial statements.

*As restated, see Note 2.

                           XEROX CREDIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Xerox Credit Corporation (the Company, we, our or us) and its subsidiaries. We are a wholly-owned subsidiary of Xerox Financial Services, Inc. (XFSI), which is in turn wholly-owned by Xerox Corporation (XC, and together with its consolidated subsidiaries, Xerox). All significant transactions between the Company and its subsidiaries have been eliminated.

Description of Business

Until July 2001, we were primarily a funding entity, which purchased contracts consisting of payments received for non-cancelable installment sale and lease contracts originated by the domestic marketing operations of XC. We historically raised debt in the capital markets to fund our purchase of these contracts. We have no international operations and do not purchase contracts for international customers. Purchases of contracts from XC and the subsequent administration of those receivables by XC were undertaken pursuant to an Operating Agreement between XC and us. Under the Operating Agreement, XC transferred to us whatever security interest it had in its receivables and equipment.

The purchase price of the receivable contracts was calculated as the present value of the future cash flows. The interest rates utilized to discount the cash flows were determined by certain reference interest rates plus a prescribed spread. The interest rate utilized for the cost calculation was the adjusted monthly as each new set of contracts is purchased.

XC provided all billing, collection and other services related to the administration of the receivables, for which the Company pays a fee. Receivables collected by XC on our behalf, net of amounts we owed XC for receivables we purchase from XC, were recorded in an intercompany account. Also recorded in this intercompany account were fees we owed XC under the Operating Agreement. Periodically, generally monthly, net cash settlements of this account were made. Since all services were provided by XC, we maintained minimal facilities and had no separate infrastructure or employees.

As discussed in Note 3, certain costs and expenses presented in the consolidated financial statements represent allocations and management's estimates of the costs of services provided to us by XC.

The Company and XC engage in extensive intercompany transactions and the Company receives all of its operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

In September 2001, XC entered into framework agreements with General Electric Capital Corporation (GE Capital) under which GE Capital (or an affiliate thereof) (GECC) would manage Xerox's customer administrative functions, provide secured financing for XC's existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers in the U.S. In anticipation of GECC becoming the primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001 and our existing portfolio of contracts will

                          XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ultimately run-off as amounts are collected or contracts are sold back to XC as part of its efforts to monetize existing receivables. XC continues to pursue alternative forms of financing, including monetization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable. Any such future monetizations by XC could further reduce our portfolio if we sell contracts receivable back to XC.

Liquidity

Our liquidity is dependent upon the liquidity of our ultimate parent, Xerox Corporation (XC, and together with its subsidiaries, Xerox). Accordingly, the following is a disclosure regarding the liquidity of both XC and us.

Historically, XC's primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. Funds were used to finance customers' purchases of Xerox equipment, and for working capital requirements, capital expenditures and business acquisitions. Xerox-specific business challenges, which have been previously discussed, coupled with significant competitive and industry changes and adverse economic conditions, began to negatively affect XC's operations and liquidity in 2000. These challenges, which were exacerbated by significant technology and acquisition spending, impacted Xerox's and our cash availability and created marketplace concerns regarding XC's liquidity, which led to credit rating downgrades and restricted access to capital markets.

XC's and our access to many of the aforementioned sources is currently limited due to the below investment grade rating on XC's and our debt. XC's and our debt ratings have been reduced several times since October 2000. These rating downgrades have had a number of significant negative impacts on us and XC, including the unavailability of uncommitted bank lines, very limited ability to utilize derivative instruments to hedge foreign and interest currency exposures, thereby increasing volatility to changes in exchange rates, and higher interest rates on borrowings. Additionally, as more fully disclosed below, XC is required to maintain minimum cash balances in escrow on certain borrowings, securitizations, swaps and letters of credit. These restricted cash balances are not considered cash or cash equivalents on XC's balance sheet.

On June 21, 2002, XC permanently repaid $2.8 billion on the outstanding revolving credit facility. An amended $4.2 billion facility replaced the previous $7 billion facility. However, XC currently has no incremental borrowing capacity under the facility as the entire $4.2 billion is outstanding as of such date. Of the $2.8 billion payment, $1.0 billion represented a repayment of all of our borrowings under the Old Revolver. We are not and will not become a borrower under the New Credit Facility. In addition, pursuant to the New Credit Facility, we are prohibited from purchasing any new contracts receivable from XC.


The New Credit Facility is discussed in more detail in Note 12. The New Credit Facility contains more stringent financial covenants than the prior facility, including the following:

o        Minimum EBITDA based on rolling quarters, as defined;
o        Maximum leverage (total adjusted debt:EBITDA, as defined)
o        Maximum capital expenditures (annual test);
o        Minimum consolidated net worth (quarterly test, as defined);

                           XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Any failure of XC to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on XC's liquidity and operations and, because we are dependent upon XC for our liquidity, and we have guaranteed the obligations of XC under the New Credit Facility, such failure by XC to be in compliance could also have a material adverse effect on our liquidity and operations.

In addition, as part of XC's Turnaround Plan, XC has taken significant steps to improve its liquidity, including asset sales, monetizations of portions of our receivables portfolios, and general financings including issuance of high yield debt and preferred securities. Since early 2000, XC has been restructuring its cost base. It has implemented a series of plans to resize its workforce and reduce its cost structure through such restructuring initiatives. Key factors influencing Xerox's liquidity include its ability to generate cash flow from an appropriate combination of operating improvements as anticipated in the Turnaround Plan and continued execution of the initiatives described above. XC believes its projected liquidity is sufficient to meet current operating cash flow requirements and satisfy its 2002 scheduled debt maturities and other cash flow requirements. However, Xerox's ability to meet obligations beyond 2002 is dependent on its ability to generate positive cash flow from a combination of operating improvements, capital markets transactions, third party vendor financing programs and receivable monetizations. Failure to implement these initiatives could have a material effect on Xerox's liquidity and operations and it would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and further debt restructurings. While XC believes it can successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available or that Xerox would be successful in implementing them.

Recognition of Earned Income

We utilize the interest method for the recognition of earned income associated with contracts receivable. Under this method, the difference between the amount of gross contracts receivable and the cost of the contract is recorded as unearned income. The unearned income is amortized into income over the life of the contract using an effective yield method.

Cash and Cash Equivalents

All highly liquid investments, if any, with a maturity of three months or less at date of purchase are considered to be cash equivalents.

Restricted Investments

At December 31, 2001, we had $46 million of cash held in escrow as collateral for out-of-the-money positions on certain derivative contracts. These restricted amounts are included in Other assets, net in the balance sheet as of December 31, 2001. The amount of required collateral will change based on changes in the fair value of the underlying derivative contracts.

                               XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securitizations and Transfers of Financial Instruments

Sales, transfers and securitizations of recognized financial assets are accounted for under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). From time to time, in the normal course of business, we may securitize or sell contracts receivable with or without recourse and/or discounts. The receivables are removed from the Consolidated Balance Sheet at the time they are sold and the risk of loss has transferred to the purchaser. However, we maintain risk of loss on any retained interest in such receivables. Sales and transfers that do not meet the criteria for surrender of control or were sold to a consolidated special purpose entity (non-qualified special purpose entity) under SFAS No. 140 are accounted for as secured borrowings.

When we sell receivables the value assigned to the retained interests in securitized contracts receivable is based on the relative fair values of the interest retained and sold in the securitization. We estimate fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions, consisting of receivable amounts, anticipated credit losses and discount rates commensurate with the risks involved. Gains or losses on the sale of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.


Allowance for Losses

As part of the administrative services it provides to us, XC computes the allowance for losses on all of our contracts based upon historical experience and current trends. When we purchase contracts from XC, we deduct the portion of XC's allowance allocable to the purchased contracts from the purchase price and record it as Allowance for Losses. If more contracts are charged off than were forecast in the initial allowance-for-loss calculation, XC reimburses us for the excess charge-offs. Conversely, if charge-off experience is better than forecast, XCC reimburses XC for the difference between the original forecast and amounts ultimately realized. The resultant effect of the above is to relieve us of any exposure to losses associated with the contracts, and therefore, no bad debt expense is included in our Consolidated Statements of Income.

Charge-Off of Delinquent Receivables

We charge-off delinquent receivables against established reserves as soon as it becomes probable that we will not collect the receivables through normal means.

Fair Value of Financial Instruments

The fair value of cash and equivalents and commercial paper approximate carrying amounts due to the short maturities of these instruments. There were no balances outstanding for these instruments as December 31, 2001 and 2000. The fair value of investments, notes payable, and interest rate swaps are discussed in Notes 3, 6, and 8, respectively.

                     XEROX CREDIT CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Changes

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which requires companies to recognize all derivatives as assets or liabilities measured at their fair value regardless of the purpose or intent of holding them. Gains or losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Changes in fair value for derivatives not designated as hedging instruments and the ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS No. 133, resulted in a net cumulative after-tax loss of $3 million in the statement of operations and a net cumulative after-tax loss of $20 million in Accumulated Other Comprehensive Income. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values of related hedged assets and liabilities, we recognize a $10 million increase in assets and a $33 million increase in liabilities.

New Accounting Standards

In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143) and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Adoption of these standards is not expected to have any significant impact on our financial reporting.

In 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds Statement 4 which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Statement 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We are required to implement this standard for transactions occurring after May 15, 2002 and do not expect this Statement will have any significant impact on our financial reporting. We implemented the provisions related to the rescission of Statement 4 in the second quarter of 2002.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(2)      Correction of Error in Comparative Financial Statements

Our 2000 financial statements have been restated to correct an understatement in interest expense reported in 2000, resulting from an error in calculation of accrued interest on an interest rate swap in that year. The correction was originally reflected in the reported first quarter 2001

                       XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial statements.  A summary of the restated amounts is as follows:

(in millions)                                  2000                       2000
                                        As Reported    Adjustment     Restated

Retained earnings                              $374          (3)*         $371
Accounts payable and accrued liabilities         44           5             49
Interest Expense                                287           5            292
Net Income                                       86          (3)*           83

* Net of $2 million in taxes

(3)      Investments

Contracts receivable represent purchases from XC as described in Note 1. Contract terms range primarily from three to five years. We purchased contracts from XC totaling $908 million in 2001, $2,496 million in 2000, and $2,911 million in 1999. The Company was charged $9 million in 2001 and $10 million in both 2000 and 1999 by XC for costs associated with the administering the contracts.

The Company estimates that the fair value of these investments approximates their carrying amounts at December 31, 2001 and 2000.

The scheduled maturities of contracts receivable at December 31, 2001 are as follows (in millions):

     2002                    $1,247
     2003                       909
     2004                       654
     2005                       327
     2006                       101
     Thereafter                   6
                             ------
     Total                   $3,244
                             ======

Experience has shown that a portion of these contracts receivable will be prepaid prior to maturity. Accordingly, the timing of collections we receive in the future may differ from those noted in the preceding schedule.

Sales of Contracts

In July 2001, we sold back to XC $643 million of contracts receivable as part of a structured transaction in which XC transferred receivables to a special purpose entity (SPE). Our sale of contracts to XC was accounted for as a sale at book value, which approximated fair value. The SPE in turn sold $513 million of floating-rate asset-backed notes to third-party investors. XC received cash proceeds of $480 million net of $3 million of fees in connection with this transaction. An additional $30 million of proceeds is being held in reserve by the SPE as additional collateral until the notes are repaid, which is currently estimated to be in or around August 2003. We have no continuing involvement nor retained interests in the receivables sold and all risk of loss in such receivables was transferred back to XC.

In November 2001, XC entered into an agreement with GE Capital from time-to-time to sell certain receivables in the U.S. to a special purpose entity (SPE) up to a maximum amount of $2.6 billion (Monetization Agreement). In connection with the Monetization Agreement, during 2001 we sold back to XC an aggregate of

                       XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$949 million of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement nor retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

In 1999, we sold certain contracts receivable to third party financial institutions generating gross proceeds of $1,150 million. The transactions were accounted for as sales of receivables. At December 31, 2001, the balance of the transferred receivables associated with these transactions was $202 million and the balance due investors was $73 million. The balance due to investors was paid off during the first half of 2002.

Secured Borrowings

In 2000, we transferred $457 million of contracts receivable to a special purpose entity for cash proceeds of $411 million and a subordinated intercompany loan of $46 million. The transfer agreement included a repurchase option; accordingly, the proceeds were accounted for as a secured borrowing. At December 31, 2001, the balance of the transferred receivables was $230 million, and is included in Total investments, net in the Consolidated Balance Sheet. The remaining secured borrowing balance was $154 million and is included in Debt.

(4)      Allowance for Losses


The analysis of the Allowance for Losses for the three-year period ending December 31, 2001 is as follows ($ in millions):

                                      Additions
                     Balance     Charged         Upon              Balance
                          at          to     Purchase                   at
                   Beginning       Costs          and                  End
                          of         and Subsequently                   of
                      Period    Expenses     Provided   Deductions  Period
                      ------    --------     --------   ----------  ------
                                                         (A)
        2001
Allowance for losses   $ 140    $    -        $  27     $   89      $  78

        2000
Allowance for losses   $ 138    $    -        $  66     $   64      $ 140

        1999
Allowance for losses   $ 136    $    -        $  81     $   79      $ 138

(A) Includes, amounts written-off, net of recoveries.


(5)      Notes Receivable - Xerox and affiliates

We will make demand loans to XC of all proceeds from the sale or collection of our receivables. As of December 31, 2001, demand loans to XC totaled $1,377 million. These loans bear interest at a rate equal to the result of adding the
H.15 Two-Year Swap Rate and H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) and dividing by two (2) and then adding 2.00% (200 basis points). We will demand repayment of these loan amounts from XC as and to the extent necessary

                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine to be appropriate.

The H.15 is a Federal Reserve Board Statistical Release (published weekly) which contains daily interest rates for selected U.S. Treasury, money markets and capital markets instruments.

(6)      Sale of Assets

In 1990, we discontinued our third-party financing business. As of December 2000, we had one leveraged lease remaining from this business which was included in Other assets in our Consolidated Balance Sheet. In the first quarter of 2001, this last remaining third party lease was sold for proceeds of $23 million. The sale resulted in no gain or loss.

(7)      Notes Payable

 A summary of notes payable at December 31, 2001 and 2000 follows:

                                                             (In Millions)
                                                           2001         2000
                                                           ----         ----
        Floating Rate Notes due 2001 (a)                  $   -       $  300
        3.25% Medium Term Notes due 2001                      -           26
        6.00% Medium Term Notes due 2002                    179          180
        0.80% Yen Denominated Medium Term Notes due 2002    381          436
        Floating Rate Notes due 2002 (a)                     50           50
        6.10% Medium Term Notes due 2003                    201          200
        7.00% Medium Term Notes due 2003                    264          260
        1.50% Yen Denominated Medium Term Notes due 2005    762          904
        2.00% Yen Denominated Medium Term Notes due 2007    231          270
        Medium Term Notes due 2008 (b)                       25           25
        Medium Term Notes due 2012 (b)                      125          125
        Medium Term Notes due 2013 (b)                       60           60
        Medium Term Notes due 2014 (b)                       50           50
        Medium Term Notes due 2018 (b)                       25           25
        Secured borrowings due 2001-2003 (c)                154          325
        Floating Rate Notes due 2048 (d)                      -           60
        Revolving credit agreement, maturing in 2002(e)   1,020        1,020
                                                         ------       ------

            Subtotal                                     $3,527       $4,316
            Less current maturities                      (1,760)      (  460)
                                                         ------       ------
            Total Notes Payable after one year           $1,767       $3,856
                                                         ======       ======

(a) The notes bear interest at rates that are based primarily on spreads above certain reference rates such as U.S. LIBOR.

(b) Medium Term Notes due in 2008 through 2018 have a weighted average interest rate of 6.72% percent and are callable by us. We do not expect to call the notes during 2002.

(c) Refer to note 3 for further discussion of secured borrowings.

(d) The notes were repaid in 2001 at the option of the noteholder.

(e) Refer to Note 8 for further discussion of the revolving credit agreement.

                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts on certain debt instruments have been adjusted by transition adjustments associated with the adoption of SFAS No. 133.

Expected principal repayments on notes payable during the next five years are (in millions):

               2002                   $ 1,760
               2003                       489
               2004                         -
               2005                       762
               2006 and Thereafter        516
                                      -------

               Total                  $ 3,527
                                      =======

Certain of our debt agreements allow us to redeem outstanding debt, usually at par, prior to scheduled maturity. Outstanding debt issues with such call features are classified on the balance sheet and in the preceding five-year maturity summary according to final scheduled maturity, which is in accordance with our current expectations. The actual decision as to early redemption is made at the time the early redemption option becomes exercisable and will be based on economic and business conditions at that time.

Cash interest paid on notes payable for 2001, 2000 and 1999 were $277 million, $252 million, and $161 million, respectively. Any original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue. Interest payments on commercial paper for 2001, 2000 and 1999 were $0.3 million, $59 million and $62 million, respectively. The weighted-average commercial paper interest rates for 2000 and 1999 were 6.5 percent and 5.1 percent, respectively. At December 31, 2001, we had no commercial paper outstanding.

At December 31, 2001 and 2000, carrying values of notes payable totaled $3,527 million and $4,316 million, respectively. The fair values of our notes payable at December 31, 2001 and 2000 were $3,050 million and $2,917 million, respectively, based on quoted market prices for our notes or those of comparable issuers with similar features and maturity dates. The difference between the fair value and the carrying value represents the theoretical net discount we would have received if we had retired all notes payable at December 31, 2001 or 2000, respectively. We have no plans to retire our notes payable prior to their call or final maturity dates.

Historically, it had been our intent to maintain a target debt-to-equity ratio of 8 to 1. However, as described in Note 1, due to our cessation of purchases of contracts receivable from XC and our decision to run-off or sell our existing portfolio, we will no longer be able to maintain a specific debt-to-equity ratio.

(8)      Lines of Credit

As of December 31, 2001, Xerox had $7 billion of loans outstanding (including a borrowing by us in the amount of $1.0 billion) under a revolving credit agreement (Old Revolver) entered into in 1997 with a group of banks, which had a stated maturity date of October 22, 2002. Amounts borrowed under this facility were at rates based, at Xerox's option, on spreads above certain reference rates such as LIBOR. See also Note 12 for subsequent events.

                            XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)      Financial Instruments

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as of January 1, 2001. The adoption of SFAS 133 is expected to increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as more fully described below, our ability to enter into new derivative contracts is severely constrained. The following is a summary of our SFAS No. 133 activity during 2001:

We are exposed to market risk from changes in interest rates and foreign currency exchange rates that could affect our results of operations and financial condition. We have historically entered into certain derivative contracts, including interest rate swap agreements and foreign currency swap agreements, to manage interest rate and foreign currency exposures. However, the recent downgrades of our and XC's indebtedness have effectively eliminated our ability to manage this exposure as our ability to currently enter into new derivative contracts is severely constrained. The downgrades of our debt during 2000, 2001 and 2002, significantly reduced our access to capital markets. Furthermore, several of the debt downgrades triggered various contractual provisions, which required us to collateralize or repurchase a number of derivative contracts, which were then outstanding. While we have been able to replace some derivatives on a limited basis, our current debt ratings restrict our ability to utilize derivative agreements to manage the risks associated with interest rate and some foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy described below. For this reason, we anticipate increased volatility in our results of operations due to market changes in interest rates and foreign currency rates. Therefore, while the following paragraphs describe our overall risk management strategy as intended our current ability to employ that strategy effectively has been severely limited.

Interest Rate Swaps - Single Currency: We enter into interest rate swap agreements to manage interest rate exposure, although the recent downgrades of our indebtedness have limited our ability to manage this exposure. Virtually all customer financing assets earn fixed rates of interest. Accordingly, through the use of interest rate swaps in conjunction with the contractual maturity terms of outstanding debt, we "lock in" an interest spread by arranging fixed-rate interest obligations with maturities similar to the underlying assets. This practice effectively eliminates the risk of a major decline in interest margins resulting from adverse changes in the interest rate environment. Conversely, this practice also effectively eliminates the opportunity to materially increase margins when interest rates are declining. More specifically, pay-fixed/receive-variable interest rate swaps are often used in place of more expensive fixed-rate debt for the purpose of match funding fixed-rate customer contracts. Pay-variable/receive-variable interest rate swaps (basis swaps) are used to transform variable rate, medium-term debt into commercial paper or local currency LIBOR rate obligations. Pay-variable/receive-fixed interest rate swaps are used to transform term fixed- rate debt into variable rate obligations. Where possible, the transactions performed within each of these three categories have enabled the cost-effective management of interest rate exposures. While our remaining portfolio of

                            XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derivative instruments is intended to economically hedge interest rate risks to the extent possible, differences between the contract terms of our derivatives and the underlying related debt reduce our ability to obtain hedge accounting in accordance with SFAS No. 133.

This results in mark-to-market valuation of the majority of our derivatives directly through earnings, which accordingly leads to increased earnings volatility. At December 31, 2001 and 2000 we had outstanding single currency interest rate swap agreements with aggregate notional amounts of $683 million and $4,236 million respectively. The asset/(liability) fair values at December 31, 2001 and 2000 were $(9) million and $(25) million, respectively.

Foreign Currency Swap Agreements: We enter into cross-currency interest rate swap agreements, whereby we issue foreign currency-denominated debt and swap the proceeds and related interest payments with a counter-party. In return, we receive and effectively denominate the debt in local currencies. Currency swaps are utilized as economic hedges of the underlying foreign currency borrowings. At December 31, 2001 and 2000, we had outstanding Yen/U.S. Dollar cross currency interest rate swap agreements with aggregate notional amounts of $1,373 million and $1,599 million, respectively. The asset/ (liability) fair values at December 31, 2001 and 2000 were $(247) million and $(136) million, respectively.

During 2000, as a result of the reductions in our debt ratings, we were required to terminate certain third party Yen/U.S. Dollar cross-currency interest rate swaps for 115 billion yen that were scheduled to mature from 2002 to 2007. We entered into new cross-currency interest rate swaps with XC to replace these terminated derivative agreements. The U.S. dollar notional value of these intercompany swaps were $877 million and $1,005 million at December 31, 2001 and 2000 respectively, and are included in the notional amounts noted above. The intercompany derivatives are accounted for in accordance with SFAS No. 133 in a manner similar to third party derivative contracts.

SFAS. No. 133 Results - During 2001, in accordance with SFAS No. 133, we recorded net losses of $30 million from the mark-to-market valuation of our interest rate derivatives primarily as a result of losses on our match funding (pay fixed/receive variable) swaps. Hedge accounting was not applied to any of our single-currency interest rate swaps during 2001, due to the reasons discussed above.

Fair Value Hedges - During 2001, the third-party Yen/U.S. dollar cross-currency interest rate swaps with a notional amount of 65 billion yen were designated and accounted for as fair-value hedges. The net ineffective portion recorded to earnings during 2001 was a loss of $7 million and is included in Derivative instruments fair value Adjustments, net. All components of each derivatives gain or loss are included in the assessment of the hedge effectiveness. Hedge accounting was discontinued in the fourth quarter due to the termination of the swaps. Previous adjustments of $4 million that were made to the carrying amount of the hedged debt will be amortized to earnings over the remaining term of the underlying debt. Hedge accounting is not being applied for any of our cross-currency interest rate swaps as of December 31, 2001.

                           XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate notional amounts of all interest rate swaps by maturity date and type at December 31, 2001 and 2000 follow:

                                                      (In Millions)
                                                  2001             2000
                                                  ----             ----
Pay fixed/receive variable                      $  428           $3,435
Pay variable/receive fixed                       1,628            2,403
                                                ------           ------

                                                $2,056           $5,838
                                                ======           ======

Average interest payment rates                    3.35%            6.65%
                                                ======           ======

The fair values for all interest rate swap agreements are calculated by the Company based on market conditions and supplemented with quotes from banks. They represent amounts we would receive (pay) to terminate/replace these contracts. We have no present plans to terminate /replace a significant portion of these agreements prior to their scheduled maturities. The maturities of our swaps outstanding as of December 31, 2001 are as follows: 2002 - $658 million, 2003 - $124 million, 2004 - $110 million, 2005 - $910 million, 2006 and thereafter - $254 million.

We had a remaining after-tax loss in Accumulated Other Comprehensive Income of $8 million at December 31, 2001 associated with the SFAS No. 133 transition adjustment recorded during 2001. The transition adjustment was recorded for cash flow derivatives in place at transition. This balance is expected to be reclassified to earnings during 2002.

(10)     Income Taxes

XCC and XC file consolidated U.S. income tax returns. Generally, pursuant to the tax allocation arrangement between XC and us, we record our tax provisions on a separate company basis and make payments to XC for taxes due or receive payments from XC for tax benefits utilized. In connection with the tax allocation arrangement, we paid XC $80 million, $53 million, and $58 million in 2001, 2000 and 1999, respectively. In years 2001, 2000, and 1999, amounts we paid to taxing authorities for our operations not included in XC's consolidated tax returns were less than $1 million.

                                   XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income before income taxes and the provision for income taxes are as follows:

                                                         (In Millions)
                                                    2001      2000*     1999
                                                    ----      -----     ----

Income before income taxes:                       $   91    $  137    $  180
                                                  ======    ======    ======

Federal income taxes

    Current                                       $   53    $   54    $   52
    Deferred                                         (21)       (6)       11

State income taxes

    Current                                            5         7         6
    Deferred                                          (2)       (1)        1
                                                   ------   -------   ------

        Total provision for income taxes          $   35    $   54    $   70
                                                  ======    ======    ======


A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:

                                                    2001      2000      1999
                                                    ----      ----      ----

U.S. Federal statutory rate                         35.0%     35.0%     35.0%
State income taxes, net of Federal
    income tax benefit                               3.9       3.9       3.9
                                                    -----     -----     -----

Effective tax rate                                  38.9%     38.9%     38.9%
                                                    =====     =====     =====

The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 2001 and 2000 follows:

(In Millions)
                                                   2001          2000
                                                   ----          ----
Tax effect of future tax deductions:
     Unrealized derivative losses                  $ 21        $    -
     Real estate and other                           12            12
Tax effect of future taxable income:
     Asset securitizations                           (4)           (5)
     Leveraged leases and other(1)                   (4)          (27)
                                                 ------         -----
Total deferred tax asset (liability), net        $   25        $  (20)
                                                 ======        ======

(1) See Note 6 for description of sale of leveraged lease in 2001.

We believe that it is more likely than not that the deferred tax assets will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and income from operating activities.

*As restated, see Note 2.

(11)     Xerox Corporation Support Agreement

The terms of a Support Agreement with XC provide that we will receive income maintenance payments, to the extent necessary, so that our earnings shall not be less than 1.25 times our fixed charges. For purposes of this calculation, both earnings and fixed charges are as formerly defined in Section 1404

                           XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(formerly Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that XC retain 100 percent ownership of our voting capital stock. There have been no payments made under this agreement since 1990.

(12)     Subsequent Events

On May 1, 2002, Xerox Capital Services (XCS), XC's U.S. venture with GECC, became operational. XCS, a consolidated entity of XC, manages Xerox's customer administration and leasing activities in the U.S. including credit approval, order processing, billing and collections. Upon commencement of the XCS joint venture, XCS replaced XC as the provider of billing, collection and other administrative services to us. Accordingly, subsequent to May 2002, we will pay a fee to XCS rather than to XC, for these services. The fees paid are expected to be equal to fees paid to XC.

In connection with XC's Monetization Agreement with GE Capital, in March and May 2002, we sold back to XC an aggregate of $253 million of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

On June 21, 2002, XC entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing the $7 Billion Revolving Credit Agreement dated October 22, 1997 among XC, us and certain Overseas Borrowers, as Borrowers, various Lenders, and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and Bank One, as Agents (the "Old Revolver"). At that time, XC permanently repaid $2.8 billion of the Old Revolver. Of the $2.8 billion payment, we paid all of our $1.0 billion of borrowings under the Old Revolver. We are not and will not become a borrower under the New Credit Facility. In addition, pursuant to the terms of the New Credit Facility, we are prohibited from purchasing any new contracts receivable from XC.

Under the New Credit Facility, there is currently $4.2 billion of loans outstanding, consisting of three tranches of term loans totaling $2.7 billion and a $1.5 billion revolving facility that includes a $200 million letter of credit sub-facility. The three term loan tranches include a $1.5 billion amortizing "Tranche A" term loan maturing on April 30, 2005, a $500 million "Tranche B" term loan, and a $700 million "Tranche C" term loan which matures on September 15, 2002. XC is currently, and will remain, the borrower of all of the term loans.

XC is required to repay a total of $400 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2003, and a total of $600 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2004. The remaining portions of the term loans contractually mature on April 30, 2005, but XC could be required to repay portions earlier upon the occurrence of certain events, as described below. In addition, all loans under the New Credit Facility mature upon the occurrence of a change of control. Subject to certain limits described in the following paragraph, all obligations under the New Credit Facility are secured by liens on substantially all domestic assets of XC and by liens on the assets of substantially all of its U.S. subsidiaries (excluding us) and are guaranteed by substantially all of its U.S. subsidiaries (including us). Our guaranty of obligations under the New Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 21, 2002.

                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the terms of certain of XC's outstanding public bond indentures, the outstanding amount of obligations under the New Credit Facility that can be secured by assets (the "Restricted Assets") of (i) XC and (ii) XC's non-financing subsidiaries that have a consolidated net worth of at least $100 million, without triggering a requirement to also secure those indentures, is limited to the excess of (a) 20% of XC's consolidated net worth (as defined in XC's public bond indentures) over (b) a portion of the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of the debt secured under the New Credit Facility by the Restricted Assets (the "Restricted Asset Security Amount") will vary from time to time with changes in XC's consolidated net worth. The Restricted Assets secure the Tranche B loan (up to the Restricted Asset Security Amount); any Restricted Asset Security Amount in excess of the outstanding Tranche B loan secures, on a ratable basis, the other outstanding loans under the New Credit Facility.

The New Credit Facility loans generally bear interest at LIBOR plus 4.50%, except that the Tranche B loan bears interest at LIBOR plus a spread that varies between 4.00% and 4.50% depending on the Restricted Asset Security Amount in effect from time to time. Specified percentages of any net proceeds XC receives from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility must be used to reduce the amounts outstanding under the New Credit Facility, and in all cases any such amounts will first be applied to reduce the Tranche C loan. Once the Tranche C loan has been repaid, or to the extent that such proceeds exceed the outstanding Tranche C loan, any such prepayments arising from debt and equity proceeds will first permanently reduce the Tranche A loans, and any amount remaining thereafter will be proportionally allocated to repay the then-outstanding balances of the revolving loans and the Tranche B loans and to reduce the revolving commitment accordingly. Any such prepayments arising from asset sale proceeds will first be proportionally allocated to permanently reduce any outstanding Tranche A loans and Tranche B loans, and any amounts remaining thereafter will be used to repay the revolving loans and to reduce the revolving commitment accordingly. Notwithstanding the foregoing description, the revolving loan commitment cannot be reduced below $1 billion as a result of such prepayments.

The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock, certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, hedging transactions, payment of dividends, inter-company loans and certain restricted payments, and a requirement to transfer excess foreign cash, as defined, and our excess cash to Xerox in certain circumstances. Despite a general limitation on the creation of liens, the New Credit Facility provides for the creation of liens from time to time in connection with the monetization or other financing of discrete pools of receivables, leases and other financial assets by XC and its subsidiaries. Thus, the New Credit Facility does not affect XC's or our ability to continue to monetize receivables, including, in the case of XC, under the agreements with GECC and others. In addition to other defaults customary for facilities of this type, defaults on debt of, or bankruptcy of, XC or certain of its subsidiaries would constitute a default under the New Credit Facility.

                         XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The New Credit Facility also contains financial covenants which the Old Revolver did not contain, including:

* Minimum EBITDA (rolling four quarters, as defined)
* Maximum Leverage (total adjusted debt:EBITDA, as defined)
* Maximum Capital Expenditures (annual test)
* Minimum Consolidated Net Worth (quarterly test, as defined)

In connection with the New Credit Facility, substantially all of XC's U.S. subsidiaries, including us, guaranteed XC's obligations under $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009 (the "Senior Notes"). The Senior Notes contain several similar, though generally less restrictive, affirmative and negative covenants.

Any failure of XC to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on XC's liquidity and operations and, because we are dependent upon XC for our liquidity and have guaranteed the obligations of XC under the New Credit Facility, such failure by XC to be in compliance could also have a material adverse effect on our liquidity and operations.

Copies of the New Credit Facility and certain related agreements and copies of the indentures and related supplemental indentures for the Senior Notes (which contain our guaranty), are filed as exhibits to this Annual Report on Form 10-K.

(13)     Quarterly Results of Operations (Unaudited)

A summary of interim financial information follows:
                                                 (In Millions)
                                 First    Second    Third     Fourth
                                Quarter*  Quarter   Quarter   Quarter   Total
                                --------  -------   -------   -------   -----

2001:
Earned income                   $  126   $  121    $   91    $   62    $  400
Interest expense                    77       84        63        37       261
Derivative instruments fair
  value adjustments, net            (1)       8        15        15        37
General and administrative
    expenses                         3        3         3         2        11
                                ------   ------    ------    ------    ------
Income before income taxes          47       26        10         8        91
Income taxes                        18       10         4         3        35
                                ------   ------    ------    ------    ------
Income before cumulative effect
    of change in accounting
    principle                       29       16         6         5        56
Cumulative effect of change in
    accounting principle            (3)       -         -         -        (3)
                                ------   ------    ------    ------    ------
Net income                      $   26   $   16    $    6    $    5    $   53
                                ======   ======    ======    ======    ======

                                  First    Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter*   Total*
                                -------   -------   -------   --------   -----

2000:
Earned income                   $  103   $  108    $  113    $  117    $  441
Interest expense                    67       70        74        81       292
General and administrative
    expenses                         3        3         3         3        12
                                ------   ------    ------    ------    ------
Income before income taxes          33       35        36        33       137
Income taxes                        13       14        14        13        54
                                ------   ------    ------    ------    ------
Net income                      $   20   $   21    $   22    $   20    $   83
                                ======   ======    ======    ======    ======

*As restated, see Note 2.

Previously Reported

                                              (In Millions)
                                 First    Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter   Total
                                -------   -------   -------   -------   -----

2001:
Earned income                   $  126   $  121   $    91    $   62    $  400
Interest expense                    82       84        63        37       266
Derivative instruments fair
    value adjustments, net          (1)       8        15        15        37
General and administrative
    Expenses                         3        3         3         2        11
                                ------   ------   -------    ------     -----
Income before income taxes          42       26        10         8        86
Income taxes                        16       10         4         3        33
                                ------   ------   -------    ------    ------
Income before cumulative effect
    of change in accounting
    principle                       26       16         6         5        53
Cumulative effect of change in
    accounting principle            (3)       -         -         -        (3)
                                ------  ------    ------    ------    ------

Net income                      $   23   $   16   $     6    $    5    $   50
                                ======   ======   =======    ======    ======

2000:
Earned income                   $  103   $  108    $  113    $  117    $  441
Interest expense                    67       70        74        76       287
Operating and administrative
    expenses                         3        3         3         3        12
                                ------   ------    ------    ------    ------
Income before income taxes          33       35        36        38       142
Income taxes                        13       14        14        15        56
                                ------   ------    ------    ------    ------
Net income                      $   20   $   21    $   22    $   23    $   86
                                ======   ======    ======    ======    ======

                              XEROX CREDIT CORPORATION
                                     Form 10-K
                        For the Year Ended December 31, 2001

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

            Incorporated by reference to Exhibit (3)(a) to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1999.

   (b)      By-Laws of Registrant, as amended through September 1, 1992.

(4)(a) Indenture dated as of October 2, 1995, between Registrant and State Street Bank and Trust Company (State Street), relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors (the October 1995 Indenture).

            Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement Nos. 33-61481 and 333-29677.

   (b)(1) Indenture dated as of April 1, 1999, between Registrant and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors or Executive Committee of the Board of Directors (the April 1999 Indenture).

            Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement No. 33-61481.

      (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the April 1999 Indenture.

            Incorporated by reference to Exhibit 4(c)(2) to Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 2000.

     (c) $7,000,000,000 Revolving Credit Agreement dated October 22, 1997, among Xerox Corporation (Xerox), Registrant and certain Overseas Borrowers, as Borrowers, various lenders and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and Bank One, National Association (as successor by merger with The First National Bank of Chicago), as Agents.

            Incorporated by reference to Exhibit 4(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

     (d)(1) Indenture dated as of January 17, 2002 between Xerox and Wells Fargo Bank Minnesota, National Association ("Wells Fargo"), as trustee, relating to Xerox's 9-3/4% Senior Notes due 2009

            (Denominated in U.S. Dollars) ("January 17, 2002 U.S. Dollar Indenture").

            Incorporated by reference to Exhibit (4)(h)(1) to Xerox Corporation's Annual Report on Form 10-K for the Year Ended December 31, 2001.

       (2) Indenture dated as of January 17, 2002 between Xerox and Wells Fargo Bank, as trustee, relating to Xerox's 9-3/4% Senior Notes due 2009 (Denominated in Euros) ("January 17, 2002 Euro Indenture").

            Incorporated by reference to Exhibit (4)(h)(2) to Xerox Corporation's Annual Report on Form 10-K for the Year Ended, December 31, 2001.

       (3) First Supplemental Indenture dated as of June 21, 2002 between Xerox Corporation and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

            Incorporated by reference to Exhibit (4)(h)(5)to Xerox Corporation's Current Report on Form 8-K dated June 21, 2002.

      (2) First Supplemental Indenture dated as of June 21, 2002 between Xerox Corporation and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

            Incorporated by reference to Exhibit (4)(h)(6) to Xerox Corporation's Current Report on Form 8-K dated June 21, 2002.

   (e)(1) Amended and Restated Revolving Credit Agreement, dated as of June 21, 2002, among Xerox Corporation and the Overseas Borrowers, as Borrowers, various Lenders and Bank One, N.A., JPMorgan Chase Bank and Citibank, N.A., as Agents (the "Amended Credit Agreement").

            Incorporated by reference to Exhibit 4 (l) (1) to Xerox Corporation's Current Report on Form 8-K dated June 21, 2002.

      (2) Guarantee and Security Agreement dated as of June 21, 2002 among Registrant, the Subsidiary Guarantors and Bank One, N.A., as Agent, relating to the Amended Credit Agreement.

            Incorporated by reference to Exhibit 4 (l) (2) to Xerox Corporation's Current Report on Form 8-K dated June 21, 2002.

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

    (b) Support Agreement dated as of November 1, 1980, between Registrant and Xerox.

            Incorporated by reference to Exhibit 10(b) to Registration Statement No. 2-71503.

    (c) Tax Allocation Agreement dated as of January 1, 1981, between Registrant and Xerox.

            Incorporated by reference to Exhibit 10(c) to Registration Statement No. 2-71503.

    (d) Master Note dated November 20, 2001 between Registrant and Xerox Corporation

(12)(a)     Computation of Registrant's Ratio of Earnings to Fixed Charges.

    (b)     Computation of Xerox' Ratio of Earnings to Fixed Charges.

(21)        Subsidiaries of Registrant

(23)        Consent of PricewaterhouseCoopers LLP.