Form 10-Q
period 2002-03-31
XEROX CREDIT CORP
filed 2002-07-02
CIK 351936

                                 FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 2002
                                           --------------
                                      OR
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



                      THIS DOCUMENT CONSISTS OF 37 PAGES

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

Our liquidity is dependent upon the liquidity of our ultimate parent, Xerox Corporation ("XC", and together with its subsidiaries, "Xerox"). Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox, even if they do not directly affect our liquidity.

In October 2000, Xerox announced a turnaround program designed to help ensure liquidity, re-establish profitability and build a solid foundation for future growth. The Turnaround Program encompassed four major components: (i) asset sales of $2-$4 billion; (ii) cost reductions designed to reduce spending by at least $1 billion annually; (iii) the transition of equipment financing to third party vendors and (iv) a focus on core business of providing document processing systems, solutions and services to customers. The sales of assets are largely completed. The success of the remainder of the turnaround program is dependent upon successful and timely restructuring of the cost base, placement of greater operational focus on the core business, and completion of the transfer of the financing of customer equipment purchases to third parties. Cost base restructuring is dependent upon effectively and timely reducing the number of employees, closing and consolidating facilities, outsourcing certain manufacturing and logi stics operations, reducing operational expenses and successfully implementing process and systems changes.

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

In September 2001, XC entered into framework agreements with General Electric Capital Corporation (GE Capital) under which GE Capital will manage Xerox's customer administrative functions, provide secured financing for XC's existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers in the U.S In anticipation of GE Capital becoming primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001 and our existing portfolio will ultimately run-off. Further, pursuant to the New Credit Facility (discussed below), we are precluded from purchasing any new contracts receivable from XC in the future. Xerox's discussions to consider monetizing portions of its existing U.S. finance receivables portfolio as it pursues alternative forms of financing could further reduce our portfolio.

XC has completed the renegotiation of its $7 billion Revolving Credit Agreement (the "Old Revolver"). Of the original $7 billion in loans outstanding under the Old Revolver, $2.8 billion (including the entire $1.0 billion we had borrowed) has been repaid. The remaining $4.2 billion has been refinanced under the terms of a new Amended and Restated Credit Agreement (the "New Credit Facility"), which is more fully discussed in Note 7 this Report on Form 10-Q. We cannot borrow under the New Credit Facility, and we are also precluded from purchasing new contracts from XC. Subject to certain limits, all obligations under the New Credit Facility are secured by liens on substantially all domestic assets of XC and by liens on the assets of substantially all of its U.S. subsidiaries (excluding us) and are guaranteed by substantially all of its U.S. subsidiaries (including us). Our guaranty of obligations under the New Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 21, 2002. In connection with the New Credit Facility, substantially all of XC's U.S. subsidiaries (including us) also guaranteed XC's $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009 (collectively, the "Senior Notes").

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

                       XEROX CREDIT CORPORATION
                               Form 10-Q
                             March 31, 2002

Table of Contents                                                  Page

Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Balance Sheets                                    5

      Consolidated Statements of Income                              6

      Consolidated Statements of Cash Flows                          7

      Notes to Consolidated Financial Statements                     8

   Item 2. Management's Discussion and Analysis of Results of
      Operations and Financial Condition

      Results of Operations                                         10

      Capital Resources and Liquidity                               11

   Item 3. Quantitative and Qualitative Disclosures About
      Market Risk                                                   35

Part II - Other Information

   Item 1. Legal Proceedings                                        36

   Item 2. Changes in Securities                                    36

   Item 3. Defaults Upon Senior Securities                          36

   Item 4. Submission of Matters to a Vote of Security Holders      36

   Item 5. Other Information                                        36

   Item 6. Exhibits and Reports on Form 8-K                         36

Signature                                                           38

Exhibits

   Exhibit 12 (a)
   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Credit Corporation)

   Exhibit 12 (b)
   Computation of Ratio of Earnings to Fixed Charges (Xerox
   Corporation)

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            XEROX CREDIT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                    ASSETS

                                                      March 31,    December 31,
                                                        2002          2001
                                                      ---------    ------------
                                                     (UNAUDITED)

Cash and cash equivalents                              $     -       $     -
Investments:
    Contracts receivable                                 2,806         3,244
    Unearned income                                       (268)         (331)
    Allowance for losses                                   (68)          (78)
                                                       -------       -------
        Total investments                                2,470         2,835

Notes receivable - Xerox and affiliates                  1,729         1,377
Derivative and Other assets                                 87            76
                                                       -------       -------
        Total assets                                   $ 4,286       $ 4,288
                                                       =======       =======

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Commercial paper                               $     -       $     -
        Current portion of notes payable after one year  1,601         1,630
        Current portion of secured borrowing               109           130
    Notes payable after one year                         1,755         1,743
    Secured borrowing due after one year                     -            24
    Due to Xerox Corporation, net                           52            40
    Accounts payable and accrued liabilities                20            10
    Derivative Liabilities                                  56            53
                                                       -------       -------
        Total liabilities                                3,593         3,630
                                                       -------       -------
Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained Earnings                                      454           424
    Accumulated other comprehensive income                  (3)           (8)
                                                       --------       -------
        Total shareholder's equity                         693           658
                                                       -------       -------
        Total liabilities and shareholder's equity     $ 4,286       $ 4,288
                                                       =======       =======



See accompanying notes.

                           XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                (In Millions)

                                                             Three Months Ended
                                                                 March 31,
                                                              2002      2001*
                                                              ----      ----
Earned income:
 Contracts receivable                                       $   61    $  126
 Xerox note receivable                                          25         -
                                                               ---       ---
      Total earned income                                       86       126
                                                               ---       ---
Expenses:
   Interest                                                     31        77
   Derivative fair value adjustments, net                        3        (1)
   General and administrative                                    3         3
                                                               ---       ---
      Total expenses                                            37        79
                                                               ---       ---
Income before income taxes                                      49        47
Provision for income taxes                                      19        18
                                                               ---       ---
Net income before cumulative effect of
   change in accounting principle                               30        29
Cumulative effect of change in accounting principle
   (less income tax benefit of $1)                               -        (3)
                                                               ---       ---
Net income                                                  $   30    $   26
                                                               ===       ===

See accompanying notes.


*As Restated, see Note 2.

                            XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)

                                                            Three Months Ended
                                                                 March 31,
                                                            2002       2001*
                                                            ----       ---- -
Cash Flows from Operating Activities
  Net income                                               $   30    $   26
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net loss (gain) on derivative instruments                   2        (1)
    Net change in other operating assets and liabilities       (2)        6
    Change in due to Xerox Corporation, net                    12        12
                                                             ----      ----
Net cash provided by operating activities                      42        43
                                                             ----      ----
Cash Flows from Investing Activities
  Purchases of investments                                      -      (417)
  Proceeds from investments                                   325       487
  Advances to Xerox, net                                     (352)        -
  Proceeds from sales of contracts receivables                 38         -
  Proceeds from sale of other assets                            -        23
                                                             ----      ----
Net cash provided by investing activities                      11        93
                                                             ----      ----
Cash Flows from Financing Activities
 Change in commercial paper, net                                -       (32)
 Proceeds from notes with Xerox and affiliates, net             -        24
 Principal payments on long-term debt                         (53)     (128)
                                                              ---      ----
Net cash used in financing activities                         (53)     (136)
                                                              ---      ----
  Increase in cash and cash equivalents                         -         -
  Cash and cash equivalents, beginning of period                -         -
                                                             ----      ----
  Cash and cash equivalents, end of period                 $    -    $    -
                                                            =====     =====

See accompanying notes.


* As restated, see Note 2.

                           XEROX CREDIT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation:

The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Credit Corporation (referred to below as "us", "we" or "our") in accordance with the accounting policies described in our Annual Report on Form 10-K for the Year ended December 31, 2001. You should read the consolidated financial statements in conjunction with the notes to such Annual Report. The condensed balance sheet information has been derived from such financial statements.

In our opinion, all adjustments (including normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results for the full year.

The prior year's unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2001 have been restated (See Note 2).

We and Xerox Corporation ("XC") engage in extensive intercompany transactions and we receive all of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity - Our liquidity is dependent upon the liquidity of our ultimate parent, Xerox Corporation (XC, and together with its subsidiaries, Xerox). Accordingly, the following is a disclosure regarding the liquidity of both XC and us.

Historically, XC's primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. Funds were used to finance customers' purchases of Xerox equipment, and for working capital requirements, capital expenditures and business acquisitions. Xerox-specific business challenges, which have been previously discussed, coupled with significant competitive and industry changes and adverse economic conditions, began to negatively affect XC's operations and liquidity in 2000. These challenges, which were exacerbated by significant technology and acquisition spending, impacted Xerox's and our cash availability and created marketplace concerns regarding XC's liquidity, which led to credit rating downgrades and restricted, access to capital markets.

XC's and our access to many of the aforementioned sources is currently limited due to the below investment grade rating on XC's and our debt. XC's and our debt rating have been reduced several times since October 2000. These rating downgrades have had a number of significant negative impacts on us and XC, including the unavailability of uncommitted bank lines, very limited ability to utilize derivative instruments to hedge foreign and interest currency exposures, thereby increasing volatility to changes in exchange rates, and higher interest rates on borrowings. Additionally, as more fully disclosed below, XC is required to maintain minimum cash balances in escrow on certain borrowings, securitizations, swaps and letters of credit. These restricted cash balances are not considered cash or cash equivalents on XC's balance sheet.

                           XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The New Credit Facility is discussed in more detail in Note 7. The New Credit Facility contains more stringent financial covenants than the prior facility, including the following:

.. Minimum EBITDA based on rolling quarters, as defined;
.. Maximum leverage (total adjusted debt:EBITDA, as defined);
.. Maximum capital expenditures (annual test);
.. Minimum consolidated net worth (quarterly test, as defined);

Any failure of XC to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on XC's liquidity and operations and, because we are dependent upon XC for our liquidity and we have guaranteed the obligations of XC under the New Credit Facility, such failure by XC to be in compliance could also have a material adverse effect on our liquidity and operations.

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

                          XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Correction of Error in Comparative Financial Statements:

Our 2001 first quarter financial statements have been restated to reflect a correction to interest expense resulting from an error in calculating accrued interest on an interest rate swap in 2000. The correction was properly reflected in the 2000 consolidated financial statements, as restated. A summary of the restated amounts are as follows:

(in millions)                    2001 1st Quarter               2001 1st Quarter
                                   As Reported      Adjustment     Restated

Interest Expense                        $ 82             5          $ 77
Net Income                                23             3*           26
* Net of $2 million of taxes

(3) Xerox Corporation Support Agreement:

The terms of a Support Agreement with XC provide that we will receive income maintenance payments, to the extent necessary, so that our earnings shall not be less than 1.25 times our fixed charges. For purposes of this calculation, both earnings and fixed charges are as formerly defined in Section 1404 Section 81(2) of the New York Insurance Law. In addition, the agreement requires that XC retain 100 percent ownership of our voting capital stock. There have been no payments made under this agreement since 1990.

(4) Accounting Changes:

In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143) and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). We adopted these standards in 2002, The adoption of these standards is not expected to have any significant impact on our financial reporting.

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

                           XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Sale of Contracts Receivable:

In November 2001, XC entered into an agreement with GE Capital providing for the sale by XC, from time-to-time, of certain lease contracts in the U.S. to a special purpose entity (SPE) of XC, against which GE Capital would provide a series of secured loans, up to a maximum amount of $2.6 billion ("Monetization Agreement"). In connection with the Monetization Agreement, during the first quarter of 2002 we sold to XC an aggregate of $38 million of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement nor retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(6) Notes Receivable - Xerox and affiliates

We will make demand loans to XC of all proceeds from the sale or collection of our receivables. As of March 31, 2002 and December 31, 2001, demand loans to XC totaled $1,729 million and $1,377 million, respectively. These loans bear interest at a rate equal to the result of adding the H.15 Two-Year Swap Rate and
H.15 Three-Year Swap Rate (each as defined in the master demand note dated November 20, 2001 ("Master Demand Note") between XC and us) and dividing by two
(2) and then adding 2.00% (200 basis points). We will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine to be appropriate. A copy of the Master Demand Note is filed as an exhibit to our Annual Report on Form 10-K for the Year Ended December 31, 2001.

The H.15 is a Federal Reserve Board Statistical Release (published weekly) which contains daily interest rates for selected U.S. Treasury, money markets and capital markets instruments.

(7) Subsequent Events:

On May 1, 2002, Xerox Capital Services, LLC (XCS), XC's U.S. venture with GECC, became operational. XCS, a consolidated entity of XC, manages Xerox's customer administration and leasing activities in the U.S. including credit approval, order processing, billing and collections. Upon commencement of the XCS joint venture, XCS replaced XC as the provider of billing, collection and other administrative services to us. Accordingly, subsequent to May 2002, we will pay a fee to XCS rather than to XC, for these services. The fees paid are expected to be equal to fees paid to XC.

In connection with XC's Monetization Agreement with GE Capital, in May 2002, we sold back to XC an aggregate of $215 million of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

On June 21, 2002, XC entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing the $7 Billion Revolving Credit Agreement dated October 22, 1997 among XC, us and certain Overseas Borrowers, as Borrowers, various Lenders, and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and Bank One, as Agents (the "Old Revolver"). At that time, XC permanently repaid $2.8 billion of the Old Revolver. Of the $2.8 billion payment, we paid all of our $1.0 billion of borrowings under the Old Revolver using proceeds from XC's repayment to us on the Master Demand Note (see Note 6). We are not and will not become a borrower under the New Credit Facility. In addition, pursuant to

                            XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the terms of the New Credit Facility, we are prohibited from purchasing any new contracts receivable from XC.

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

                            XEROX CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In connection with the New Credit Facility, substantially all of XC's U.S. subsidiaries, including us, guaranteed XC's obligations under $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009 (collectively the "Senior Notes"). The Senior Notes contain several similar, though generally less restrictive, affirmative and negative covenants.

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

Copies of the New Credit Facility and certain related agreements and copies of the indentures and related supplemental indentures for the Senior Notes (which contain our guaranty), are incorporated by reference as exhibits to our Annual Report on Form 10-K for the Year Ended December 31, 2001.

Item 2.  Management's Discussion and Analysis of Results of Operations and
---------------------------------------------------------------------------
Financial Condition
---------------------

Due to the fact that our liquidity is dependent upon the liquidity of XC, our ultimate parent, Item 2 includes both our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC's MD&A. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC's MD&A will relate to events and transactions that do not directly affect our liquidity.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Until July 2001, our sole business was to purchase non-cancelable contracts receivable arising from installment sales and lease contracts originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us. However, in anticipation of the agreements between XC and GE Capital, and GE Capital becoming the primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001. Our existing portfolio of contracts receivable will ultimately run-off as amounts are collected or contracts are sold back to XC as part its continued monetization of the existing receivables portfolio.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertook the purchases noted above. The receivables arose primarily from XC equipment being sold under non-cancellable installment sales and lease contracts including any residual income related to such leases. Income from the Xerox note receivable represents amounts earned on funds advanced to XC under the Master Demand Note.

Total earned income was $86 million and $126 million for the first quarter of 2002 and 2001, respectively. Contracts receivable income declined by $65 million reflecting the decrease in the portfolio of contracts receivable as a result of our decision to discontinue purchasing receivables from XC in July 2001 as well as the sales of receivables back to XC primarily in the fourth quarter of 2001. Offsetting the decline was earned income of $25 million in 2002 on the XC Master Demand Note.

Interest expense was $31 million and $77 million for the first quarter of 2002 and 2001, respectively. The decrease reflects lower debt levels as a result the discontinuance of new purchases of contracts receivable and collections on existing receivables being used to pay down debt in 2001. In addition, as a result of most of our match funding swaps (pay fixed/receive variable) either maturing or terminating in 2001, the majority of our debt is variable based and therefore we benefited from the lower interest rates in the first quarter of 2002 as compared to the first quarter of 2001.

The net loss from the mark-to-market valuation of our interest rate derivatives recorded in earnings was $3 million in the first quarter 2002 as compared to a gain of $1 million in 2001. The loss in the first quarter of 2002 reflects losses on our remaining portfolio of fixed to variable swaps. While all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

Operating and administrative expenses were $3 million for both the first quarters of 2002 and 2001. These expenses are primarily incurred to administer the contracts receivable purchased from XC.

The effective income tax rate for the first quarter of 2002 was 38.9%, which is unchanged from the first quarter and full year of 2001.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

XC manages our cash and liquidity resources as part of its U.S. cash management system. Accordingly, any cash we generate is remitted to XC, and we do not maintain cash balances. Our liquidity is also dependent on the continued liquidity of XC. Due to our cessation of receivables purchases from XC in 2001 and our decision to run-off or sell our existing portfolio of contracts receivable, funds collected since mid-2001 have been loaned to XC under an interest bearing Master Demand Note. We will continue to make demand loans to XC of all proceeds from the sale or collection of our receivables and we are required to continue to lend such amounts to XC under the terms of the New Credit Facility discussed below. We will continue to demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine to be appropriate.

Net cash provided by operating activities was $42 million in the first quarter 2002 as compared to $43 million in the first quarter 2001.

The add back for the net change in the Due to Xerox Corporation account of $12 million in both first quarter of 2002 and 2001, is primarily due to the increase in income tax accruals due to Xerox as the first quarter tax payments are not made until April.

Net cash provided by investing activities was $11 million in the first quarter 2002 as compared to $93 million in the first quarter of 2001. The 2002 amount reflects the decision to discontinue purchasing new receivables from XC after July 1, 2001 resulting in net collections from investments of $325 million, compared to $70 million in 2001. The 2001 amount reflects reduced XC equipment sale activity, as new contract purchases were not enough to offset collections in that quarter. 2002 also reflects proceeds of $38 million from the sale of receivables back to XC as described in Note 5 to the Consolidated Financial Statements. Offsetting contract collections and proceeds from the sale of receivables were advances of $352 million to XC under the Master Demand Note. 2001 includes $23 million associated with the sale of certain assets.

The changes in operating and investing cash flows resulted in net cash used in financing activities of $53 million in the first quarter of 2002, compared to $136 million in the first quarter of 2001. 2002 reflects principal payments on long-term debt as no proceeds from new debt were received. 2001 reflects principal payments on long-term debt and commercial paper of $128 million and $32 million, respectively.

As of March 31, 2002, we had approximately $3.5 billion of debt outstanding of which approximately $1.8 billion has been paid or is expected to be paid in 2002. This includes $1.0 billion due under the Old Revolver (as defined below) which was repaid on June 21, 2002 (see below). We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet remaining maturing obligations.

On June 21, 2002, XC entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing the $7 Billion Revolving Credit Agreement (the "Old Revolver") dated October 22, 1997. On June 21, 2002 we repaid the entire $1.0 billion we owed under the Old Revolver as part of XC's total permanent repayment of $2.8 billion under the Old Revolver. We are not, and will not become, a borrower under the New Credit Facility. In addition, pursuant to the New Credit Facility, we are prohibited from purchasing any new contracts receivable from XC. In connection with the aforementioned $1.0 billion repayment, XC paid us $1.0 billion of the then-outstanding balance on the Master Demand Note.

In connection with XC's Monetization Agreement with GE Capital, in May 2002, we sold back to XC an aggregate of $215 million of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC. XC continues to pursue alternative forms of financing including monetization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable. Any such future monetizations by XC could further reduce our portfolio if we sell contracts receivable back to XC. Any funds received on such sales will be loaned to XC under the interest bearing Master Demand Note.

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

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management's Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002.

READER'S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002.DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO "WE", "OUR", AND "US" REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC'S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002 FILED SEPARATELY WITH THE SEC.

Summary

Throughout the following Financial Review, all referenced amounts reflect the above described restatement adjustments.

In addition to the quarterly information provided in this document, selected financial information for the five quarter period ending March 31, 2002 will be provided in a supplemental Current Report on Form 8-K in the next several days.

2002 Revenues of $3.9 billion declined 10 percent from $4.3 billion in the first quarter of 2001, reflecting continued economic weakness and marketplace competition. Approximately one-third of the decline was due to our exit from the Small Office/Home Office (SOHO) business in the second half of 2001, reductions in our Developing Markets Operations (DMO) and unfavorable currency. In our Office segment, Document Centre digital multifunction and color revenues grew. Monochrome Production Publishing (DocuTech) revenues stabilized. Production color, Production Printing and light lens revenues declined. See Note 8 to the Condensed Consolidated Financial Statements for further discussion.

The first quarter 2002 net loss of $46 million or $0.06 cents per share, included after tax restructuring charges of $101 million ($146 million pre-tax), an after tax charge of $44 for permanently impaired capitalized software ($72 million pre-tax), net after tax losses from unhedged foreign currency exposures of $22 million. These were offset by an after-tax gain of $12 million ($19 million pre-tax) related to proceeds received from sale of stock an insurance company in a demutualization. 2001 first quarter net income of $222 million or $0.28 cents per share included the following net after-tax items: a $304 million gain ($769 million pre-tax) on the sale of half our interest in Fuji Xerox, after tax restructuring charges of $81 million ($129 million pre-tax), unhedged foreign currency gains of $44 million ($64 million pre-tax), and an after tax $17 million extraordinary gain ($28 million pre-tax) reflecting the early retirement of debt. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Pre-Currency Growth

To understand the trends in our business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth".

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. We generally do not hedge the translation effect of revenues denominated in currencies where the local currency is the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar in the 2002 first quarter was approximately 4 percent stronger than the 2001 first quarter. As a result, foreign currency translation unfavorably impacted revenue growth by approximately one percentage point in the first quarter 2002.

Revenues by Type

Year-over-year post-currency changes by type of revenue were as follows:

                                                        First Quarter
                                                        2002 vs. 2001
                                                       --------------
Equipment Sales                                             (19)%
Post Sale and Other Revenue                                  (7)%
Financing Income                                            (10)
Total Revenue(1)                                            (10)

(1)Total sales revenue in the Condensed Consolidated Statement of Operations includes equipment sales noted above as well as supplies and paper and other revenue that is included in "Post Sale and Other Revenue" in the above table.

Equipment sales typically represent approximately 20-25 percent of total revenue. The majority of our equipment sales are in North America and Europe. Equipment sales in the first quarter of 2002 declined 19 percent (17 percent pre-currency) from the first quarter of 2001, reflecting competitive pressures, continued weakness in the economy and our focus on profitable revenue. Approximately 25 percent of the decline was due to our exit from the SOHO business.

Post sale and other revenues include service, document outsourcing, rentals, supplies and paper, which represent the revenue streams that follow equipment placement, as well as revenue not associated with equipment placement, such as royalties. Post sale and other revenues declined 7 percent (6 percent pre-currency) in the first quarter of 2002 compared to the 2001 first quarter, largely driven by declines in equipment populations reflecting reduced placements in earlier periods and lower page print volumes.

Document outsourcing revenues are split between equipment sales and post sale and other revenue. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included in equipment sales, and all other document outsourcing revenues, including service, equipment rental, supplies, paper, and labor are included in post sale and other revenues. Total 2002 first quarter document outsourcing revenue declined from the 2001 first quarter. In the 2002 first quarter, the backlog of future estimated document outsourcing revenue declined 9 percent to approximately $7.1 billion compared to approximately $7.8 billion in the 2001 first quarter. Our backlog is determined as the estimated services to be provided under committed contracts as of a point in time. We expect total document outsourcing revenue to continue to decline.

Financing Income declined 10 percent (8 percent pre-currency) in the first quarter 2002 from the first quarter 2001 reflecting continued equipment sale declines, lower implicit interest rates and the initial effects of our transition to third party financing. Third party financing arrangements were in place for the full quarter in our Nordic countries and began in the Netherlands in February.

Key Ratios and Expenses

The trend in key ratios was as follows:

                                       March 31, 2002
                                     2001         2002

Total Gross Margin                   34.7%        41.0%

R&D % Revenue                         5.8%         6.0%

SAG % Revenue                        26.8%        30.3%



First quarter 2002 gross margin of 41.0 percent improved 6.3 percentage points from 34.7 percent in the first quarter 2001. Approximately half the increase reflects the prior liquidation of equipment inventory associated with our SOHO exit as well as improvements in DMO. Improved manufacturing and service productivity; favorable product mix and lower cost of borrowings for our finance business more than offset the adverse impact of competitive price pressures.

Research and development (R&D) expense of $230 million was $21 million lower in the 2002 first quarter than the 2001 first quarter. The R&D expense reduction primarily reflects our exit from SOHO, helped further by benefits from cost restructuring actions. R&D spending in the 2002 first quarter represented 6.0 percent of revenue as we continue to invest in technological development, particularly color, to maintain our position in the rapidly changing document processing market. We expect 2002 R&D spending will represent approximately 5-6 percent of revenue, a level that we believe is adequate to remain technologically competitive. Xerox R&D remains strategically coordinated with Fuji Xerox.

Selling, administrative and general (SAG) expenses increased by $20 million to $1,169 million in the 2002 first quarter from $1,149 million in the 2001 first quarter. In the first quarter of 2002, we reevaluated the development of a customer service, software development program for field service operations, which based on an analysis of pilot and field testing results indicated that the capitalized software could not be used as originally intended and was therefore impaired future spending associated with the software. Consequently, it was formally decided that we should abandon the future spending associated with the software as a result of these testing issues. Accordingly, we recorded a $72 million charge in SAG in the first quarter. The increase also includes increased advertising spending in conjunction with our sponsorship of the Winter Olympics. The advertising campaign focuses on three key components of our product offerings: color made easy and affordable, just in time publishing solutions, and variable printing applications. These increases were partially offset by reduced expenses due to our SOHO exit and the benefits of our restructuring program. Bad debt expense increased $19 million to $103 million in the first quarter 2002 primarily due to higher provisions in certain DMO countries including Argentina.

During the fourth quarter of 2000 we announced a Turnaround Program in which we outlined a wide-ranging plan to sell assets, cut costs and strengthen our strategic core business. We announced plans that were designed to reduce costs by at least $1 billion annually, the majority of which affected 2001. In the first quarter 2002 we took additional actions which are expected to further reduce costs by approximately $100 million in 2002. As part of these cost-cutting measures, we continue to record additional charges for initiatives under the Turnaround Program. The recognition of such charges is based on having a formal and committed plan, in accordance with existing accounting rules. As a result of these actions and changes in estimates related to previously established reserves, in the first quarter 2002 we provided an incremental $146 million ($101 million after taxes), net of reversals of $10 million primarily to complete our open initiatives under the Turnaround Program. We expect additional provisions will be required in 2002 as additional plans are finalized and are committed to. The restructuring reserve balance at March 31, 2002 for the Turnaround Program was $221 million.

In 2001, we began a separate restructuring program associated with the disengagement from our SOHO business. The provision associated with this action totaled $239 million and included amounts for asset impairments; lease cancellation, purchase decommitment and other exit costs; and severance and employee separation. The SOHO disengagement reserve balance at March 31, 2002 was $25 million and relates to severance and other costs that will be paid during 2002.

In the 2002 first quarter, worldwide employment declined by 4,300 to 74,600 as a result of 2,700 employees leaving the company, largely under our restructuring programs, and the transfer of 1,600 employees to Flextronics.

As discussed in the Notes to the Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, we adopted new accounting rules that eliminate the amortization of goodwill effective January 1, 2002. The new rules also provides for no goodwill amortization on any acquisitions that occurred after June 30, 2001. The amount of goodwill amortization recorded in the first quarter of 2001 was $16 million, net of tax.

Other Expenses, Net

Other expenses, net for the quarters ended March 31, 2002 and 2001 were as follows:

                                                                 Three Months
                                                                Ended March 31,
                                                             -------------------
 ($ in millions)                                               2002       2001
                                                             --------   --------
Non-financing interest expense..............................     81      $162
Currency (gains) losses, net................................     24       (64)
Amortization of goodwill (2001 only) and intangible assets..     10        23
Interest Income.............................................    (21)      (24)
Gain on sale of investment..................................    (19)        -
SEC Civil Penalty...........................................     10         -
All other, net..............................................      5        (4)
                                                             --------   --------
Total.......................................................    $90      $ 93
                                                             --------   --------

Other expenses, net were $90 million in the first quarter 2002 and $93 million in the first quarter 2001. Significantly lower non-financing interest expense, reflected lower debt levels and reduced borrowing costs. Net currency losses of $24 million in 2002, primarily reflect the devaluation of the Argentine Peso compared to net exchange gains of $64 million in 2001 primarily related to gains on Yen denominated debt. These currency exposures are the result of net unhedged positions largely caused by our restricted access to the derivatives markets. Although we have been able to re-enter the derivatives market on a limited basis in 2002 to hedge certain balance sheet exposures, we continue to remain largely unhedged in our Latin American affiliates. Accordingly, we may continue to experience volatility in this area in the future. The sale of Prudential Insurance Company common stock associated with that company's demutualization generated a $19 million gain in the first quarter 2002. In the first quarter 2002, we accrued the $10 million civil penalty associated with our settlement with the SEC. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities Interests in Earnings of Subsidiaries

Pre-Tax loss was $53 million in the first quarter 2002 compared to pre-tax income of $638 million in the first quarter 2001.

In the 2002 first quarter, we recorded an income tax benefit of $20 million compared to an income tax expense of $427 million in the first quarter of 2001. The 2001 first quarter income tax expense primarily related to the gain on the sale of half our interest in Fuji Xerox. The effective tax rate for the first quarter 2002 was 37.7 percent and reflects differences between calculating the effective tax rate on an annual basis.

Our effective rate will change based on nonrecurring events (such as new Turnaround Program initiatives) as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. In the normal course of business, we expect that our 2002 effective tax rate will be in the low to mid 40 percent range.

Equity in Net income of unconsolidated affiliates consists of our remaining 25 percent share of Fuji Xerox income as well as income from other smaller equity investments. Total equity in net income for the first quarter 2002 was $8 million higher than the first quarter 2001. Despite the 2001 sale of half our interest in Fuji Xerox, our 2002 first quarter share of total Fuji Xerox net income was unchanged, reflecting favorable tax adjustments in the 2002 first quarter and an unfavorable 2001 first quarter transition adjustment related to the adoption of SFAS No. 133. In addition to Fuji Xerox, other affiliates had improved performance in the 2002 first quarter contributing to the $8 million improvement.

Minorities interest in earnings of subsidiaries increased by $17 million to $24 million in the first quarter 2002 primarily due to the quarterly distribution on the Convertible Trust Preferred Securities issued in November 2001.

Business Performance by Segment

Our business segments are as follows: Production, Office, DMO, SOHO, and Other. The table below summarizes our business performance by segment for the quarters ended March 31, 2001 and 2002. Revenues and associated percentage changes, along with operating profits and margins by segment are included. Segment operating profit is determined as defined in Note 10 of the Notes to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K.

Year-over-year revenue growth rates by segment are as follows (dollars are in billions):

                                               First Quarter
                                              2002 over 2001

Total Revenues                                     (10)%

Production                                          (9)
Office                                              (6)
DMO                                                (11)
SOHO                                               (43)
Other                                              (19)

Memo: Color                                         (8)

Operating margins by segment are as follows (dollars are in millions):

                                               First Quarter
                                              2002 over 2001

Total Operating Margin                            2.7%

Production                                        7.9
Office                                            5.5
 DMO                                             (1.1)
SOHO                                             38.6
Other                                           (29.1)

Production revenues include production publishing, production printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute sold predominantly through direct sales channels in North America and Europe. Revenues in the first quarter of 2002 declined 9 percent (8 percent pre currency) from the 2001 first quarter. 2002 first quarter monochrome production publishing revenues stabilized. Monochrome production printing and light lens reflect total market declines related to the continued movement to distributed printing and electronic substitutes and customer transition from light lens to digital offerings. During the 2002 first quarter production color revenue declined, as growth from our DocuColor 2000 products was more than offset by declines in older color products reflecting continued marketplace competition and the weak economy, particularly in the graphic arts market. The DocuColor 2000 remains the most successful product in its market segment with over 5,000 units installed to date. Production revenues represented 34 percent of total revenue in the first quarter of 2002 and 2001.

2002 first quarter operating margins stabilized at approximately 8 percent, reflecting cost reductions and improved product mix as we convert light lens placements to digital. These improvements more than offset competitive price pressure.

Office revenues include our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser printers, digital and light lens copiers under 90 pages per minute, and facsimile products sold through direct and indirect sales channels in North America and Europe. First quarter 2002 revenue declined by 6 percent (5 percent pre currency) from the 2001 first quarter reflecting reduced participation in very aggressively priced competitive bids and tenders in Europe. Monochrome revenues declined as growth in digital, including the European launch of the Document Centre 490 was insufficient to offset light lens declines. Digital devices now represent over 95 percent of our combined office light lens and digital equipment revenues. Office color revenue growth reflects strong performance from the Document Centre Color Series 50 and Phaser 860 solid ink and Phaser 7700 laser printers. Office revenues represented approximately 42 percent of total revenues for the first quarter 2002 and 41 percent in the 2001 first quarter.

Operating profit in the Office segment increased year-over-year from $47 million in the first quarter of 2001 to $91 million in the first quarter of 2002. The increase reflects significantly improved gross margins driven by our focus on more profitable revenue, favorable product mix reflecting the launches of our Document Centre 480 and 490 multifunction devices and improved manufacturing and service productivity.

DMO includes operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. DMO revenue declined 11 percent (9 percent pre currency) in the 2002 first quarter. Approximately half the decline was due to major economic disruptions in Argentina and Venezuela. Brazil, which represented 5 percent of total Xerox revenue in the 2002 first quarter, declined, reflecting the weak economy and our continued focus on liquidity and profitable revenue rather than market share.

DMO incurred a $5 million loss in the 2002 first quarter, a $65 million improvement from the 2001 first quarter, in spite of a significant loss in Argentina due to the economic disruption in that country. Gross margin improved significantly reflecting the benefits from implementation of the new business model and improved productivity. In addition, SAG spending declined as we realize the benefits of our cost base and resizing initiatives.

We announced our disengagement from our worldwide SOHO business in June 2001. SOHO revenues now consist primarily of consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. First quarter 2002 SOHO revenues declined 43 percent from 2001, primarily due to the absence of equipment revenue. First quarter 2002 profitability reflects continued sales of high margin consumables for the existing equipment population. We expect sales of these supplies to continue in 2002, but also expect SOHO revenues and profits to decline over time as the existing population of Xerox equipment is replaced.

Other includes revenues and costs associated with paper sales, Xerox Engineering Systems (XES), Xerox Connect, Xerox Technology Enterprises (XTE), our investment in Fuji Xerox, consulting and other services. Other segment profit (loss) includes certain costs that have not been allocated to the business including non-financing interest and other non-allocated costs. The 2002 first quarter revenue declined 19 percent (18 percent pre currency) due to lower paper revenue and lower Xerox Connect revenues. The increased loss reflects the previously discussed $72 million write off of capitalized software, as well as, higher advertising expense, unfavorable currency impacts, the SEC civil penalty partially offset by lower non financing interest expense and the gain on the Prudential demutualization.

Other

In January 2002, we completed additional asset sales to transfer our office product manufacturing operations to Flextronics. The companies completed the sale of our plants in Venray, The Netherlands and Resende, Brazil for approximately $26 million plus the assumption of certain liabilities and subject to certain closing adjustments. Approximately 1,600 Xerox employees in these operations transferred to Flextronics. We have begun to transfer work to Flextronics from our printed circuit board factories in El Segundo, California and Mitcheldean, England and our customer replaceable unit plant in Utica, New York. We plan to complete this by the end of the third quarter 2002.

We continue to make progress transitioning our equipment financing to third party vendors. This progress is detailed in the following Capital Resources and Liquidity section.

Capital Resources and Liquidity

Liquidity, Financial Flexibility and Funding Plans:

Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. We used these funds to finance customers' purchases of our equipment and for working capital requirements, capital expenditures and business acquisitions. Our operations and liquidity began to be negatively impacted in 2000 by Xerox-specific business challenges, which have been discussed in the Notes to the Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K. These challenges were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these challenges and conditions negatively impacted our cash availability and created marketplace concerns regarding our liquidity, which led to credit rating downgrades and restricted our access to capital markets.

In addition to the limited access to capital markets which resulted from our credit rating downgrades, we have been unable to access the public capital markets. This is because, as a result of the SEC investigation since June 2000 and the accounting issues raised by the SEC, the SEC Staff advised us that we could not make any public registered securities offerings. This additional constraint had the effect of limiting our means of raising funds to those of unregistered capital markets offerings and private lending or equity sources. Our credit ratings became even more important, since credit rating agencies often include access to other capital sources in their rating criteria.

During 2000, 2001, and 2002, these rating downgrades, together with the recently concluded review by the SEC, adversely affected our liquidity and financial flexibility, as follows:

  . Since October 2000, uncommitted bank lines of credit and the unsecured public capital markets have been largely unavailable to us.

  . On December 1, 2000, Moody's reduced its rating of our senior debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding derivative agreements for $108 million.

  . In the fourth quarter 2000, as a result of our lack of access to unsecured bank and public credit sources, we drew down the entire $7.0 billion available to us under our Revolving Credit Agreement (the "Old Revolver"), primarily to maintain financial flexibility and pay down debt obligations as they came due.

  . On October 23, 2001, Standard & Poors (S&P) reduced its rating of our senior debt to below investment grade, further constraining our ability to enter into new derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding out-of-the-money interest-rate and cross-currency interest-rate derivative agreements for a total of $148 million.

  . To minimize the resulting interest and currency exposures from these events, we have subsequently restored some derivative trading, with several counterparties, on a limited basis. However, virtually all such new arrangements either require us to post cash collateral against all out-of-the-money positions, or else have very short terms (e.g., as short as one week). Both of these types of arrangements potentially use more cash than standard derivative arrangements would otherwise require.

  . On May 1, 2002, Moody's further reduced its rating of our senior debt, requiring us to post additional collateral against certain derivative agreements currently in place. This downgrade also constituted a termination event under our existing $290 million U.S. trade receivable securitization facility, which we are currently renegotiating with the counterparty, as described more fully below.

  . On June 11 and 21, 2002, S&P lowered and affirmed its rating of our senior unsecured and senior secured debt, which to date has not had any incremental adverse effects on our liquidity.

As of June 26, 2002, our senior and short-term debt ratings and outlooks were as follows:

                          Senior    Short Term     Outlook
                           Debt     Debt Rating
                          Rating
                         --------  ------------- -------------
        Moody's            B1       Not Prime      Negative
        S&P*              BB-/B+*      B*          Negative*
        Fitch             BB**         B           Negative**


*Effective June 11, 2002, S&P lowered our Corporate credit rating, and downgraded our senior debt, to BB- and maintained us on CreditWatch with Negative implications. Upon receipt of commitments from the banks who are party to our New Credit Facility, S&P affirmed the Corporate credit rating and our senior secured debt at BB-with a Negative Outlook, and downgraded our senior unsecured debt to B+.

** On June 28, 2002, Fitch announced that it expects to downgrade our senior unsecured debt by one notch, pending its review of our 2001 Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission earlier that day, as well as this Quarterly Report on Form 10-Q.

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

New Credit Facility:

On June 21, 2002, we entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing the Old Revolver. At that time, we permanently repaid $2.8 billion of the $7 billion Revolving Credit Agreement (the "Old Revolver"). Accordingly, there is currently $4.2 billion outstanding under the New Credit Facility, consisting of three tranches of term loans totaling $2.7 billion and a $1.5 billion revolving facility that includes a $200 million letter of credit sub-facility. The three term loan tranches include a $1.5 billion amortizing "Tranche A" term loan, a $500 million "Tranche B" term loan, and a $700 million "Tranche C" term loan maturing on September 15, 2002. Xerox Corporation is currently, and will remain, the borrower of all of the term loans. The revolving loans are available, without sub-limit, to Xerox Corporation, Xerox Canada Capital Limited (XCCL), Xerox Capital Europeplc (XCE) and other foreign subsidiaries, as requested by us from time to time, that meet certain qualifications. We are required to repay a total of $400 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2003, and a total of $600 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2004. The remaining portions of the Tranche A and Tranche B term loans and the revolving facility contractually mature on April 30, 2005. We could be required to repay portions of the loans earlier than their scheduled maturities upon the occurrence of certain events, as described below. In addition, all loans under the New Credit Facility mature upon the occurrence of a change in control.

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

The New Credit Facility also contains financial covenants which the Old Revolver did not contain, including:

  . Minimum EBITDA (rolling four quarters, as defined)
  . Maximum Leverage (total adjusted debt divided by EBITDA, as defined) . Maximum Capital Expenditures (annual test)
  . Minimum Consolidated Net Worth (quarterly test, as defined)

Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity and operations.

We expect total fees and expenses incurred in connection with the New Credit Facility to approximate $125 million, the majority of which was paid at closing. These amounts will be deferred and amortized over the three year term of the New Credit Facility.

Turnaround Program:

In 2000 we announced a global Turnaround Program which included initiatives to sell certain assets, improve operations and liquidity, and reduce annual costs by at least $1 billion. Through March 31, 2002, and since that time, we have made significant progress toward these objectives.

With respect to asset sale initiatives:

  . In the fourth quarter of 2000 we sold our China operations to Fuji Xerox, generating $550 million of cash and transferring $118 million of debt to Fuji Xerox.

  . In March 2001, we sold half of our interest in Fuji Xerox to Fuji Photo Film
    Co., Ltd. for $1,283 million in cash (we paid $346 million in taxes in March 2002 related to this sale).

  . In the fourth quarter of 2001, we received cash proceeds of $118 million related to the sales to Flextronics of certain of our manufacturing facilities, and in 2002 we received additional net cash proceeds of $26 million related to the sales of additional facilities under that agreement.

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

In connection with general financing initiatives:

  . During 2001, we retired $377 million of long-term debt through the exchange of 41.1 million shares of our common stock, which increased our net worth by $351 million.

  . In November 2001, we sold $1,035 million of Convertible Trust Preferred
    Securities, and placed $229 million of the proceeds in escrow to fund the first three-years' distribution requirements. Total proceeds, net of escrowed funds and transaction costs, were $775 million.

  . In January 2002, we sold $600 million of 9 3/4 percent Senior Notes and
    (euro) 225 million of 9 3/4 percent Senior Notes, for cash proceeds totaling $746 million, which is net of fees and original-issue discount. These notes mature on January 15, 2009, and contain several affirmative and negative covenants which are similar to those in the New Credit Facility. Taken as a whole, the Senior Notes covenants are less restrictive than the covenants contained in the New Credit Facility. In addition, our Senior Notes do not contain any financial maintenance covenants or scheduled amortization payments. The Senior Notes covenants (1) restrict certain transactions, including new borrowings, investments and the payment of dividends, unless we meet certain financial measurements and ratios, as defined, and (2) restrict our use of proceeds from certain other transactions including asset sales. In connection with the June 21, 2002 closing of the New
Credit Facility, substantially all of our U.S. subsidiaries guaranteed these notes. In order to reduce the immediate cost of this borrowing, we entered into derivative agreements to swap the cash interest obligations under the dollar portion of these notes to LIBOR plus 4.44 percent. We will be required to collateralize any out-of-the-money positions on these swaps.

In connection with vendor financing and related initiatives:

  . In 2001, we received $885 million in financing from GE Capital, secured by portions of our finance receivable portfolios in the United Kingdom. At March 31, 2002, the remaining balances of these loans totaled $402 million.

  . In the second quarter 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus retained interests in certain finance receivables for total proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries.

  . In July 2001, we transferred U.S. lease contracts to a trust, which in turn sold $513 million of floating-rate asset-backed notes. We received cash proceeds of $480 million, net of $3 million of fees, plus a retained interest of $30 million, which we will receive when the notes are repaid, which we expect to occur in August 2003. The transaction was accounted for as a secured borrowing. At March 31, 2002, the remaining debt totaled $329 million.

  . In September 2001, we announced a U.S. Framework Agreement (the "USFA") with
    GE Capital's Vendor Financial Services group, under which GE Capital will become the primary equipment-financing provider for our U.S. customers. We expect funding under the USFA to be in place in 2002 upon completion of systems and process modifications and development.

  . In November 2001, we entered into an agreement with GE Capital which provides for a series of loans, secured by certain of our finance receivables in the United States, up to an aggregate of $2.6 billion, provided that certain conditions are met at the time the loans are funded. These conditions, all of which we currently meet, include maintaining a specified minimum debt rating with respect to our senior debt. In the fourth quarter of 2001, we received two secured loans from GE Capital totaling $1,175 million. Cash proceeds of $1,053 million were net of $115 million of escrow requirements and $7 million of fees. In March 2002, we received our third secured loan from GE Capital totaling $266 million. Cash proceeds of $229 million were net of $35 million of escrow requirements and $2 million of fees. At March 31, 2002, the remaining balances of these loans totaled $1,304 million. In May 2002, we received our fourth secured loan from GE Capital, totaling $499 million. Cash proceeds of $496 million were net of $3 million of fees. Through June 26, 2002 approximately $1.9 billion of loans have been funded under this agreement.

  . In November 2001, we announced a Canadian Framework Agreement (the "CFA") with the Canadian division of GE Capital's Vendor Financial Services group, similar to the agreement in the U.S., under which GE Capital will become the primary equipment-financing provider for our Canadian customers. We expect the CFA to be completed in 2002. In February 2002 we received a $291 million loan from GE Capital, secured by certain of our finance receivables in Canada. Cash proceeds of $281 million were net of $8 million of escrow requirements and $2 million of fees. At March 31, 2002, the remaining balance of this loan was $294 million.

  . In December 2001, we announced that we would be forming a joint venture with De Lage Landen International BV (DLL) to manage equipment financing, billing and collections for our customers' financed equipment orders in the Netherlands. This joint venture was formed and began funding in the first quarter of 2002. DLL owns 51 percent of the venture and provides the funding to support new customer leases, and we own the remaining 49 percent of this unconsolidated venture.

  . In December 2001, we announced European framework agreements with GE
    Capital's European Equipment Finance group, under which GE Capital will become the primary equipment-financing provider for our customers in France and Germany. We expect these agreements to be completed in 2002.

  . In March 2002, we signed agreements with third parties in Brazil and Mexico under which those third parties will be our primary equipment financing provider in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.

  . In April 2002, we sold our leasing business in Italy to a third party for $207 million in cash plus the assumption of $20 million of debt. We can also receive retained interests up to approximately $30 million, based on the occurrence of certain future events. This sale is part of an agreement under which the third-party will provide on-going, exclusive equipment financing to our customers in Italy.

  . In May 2002, we received an additional loan from GE Capital of $106 million secured by portions of our lease receivable portfolio in the U.K.

  . In May 2002, we received a $77 million loan from GE Capital, secured by certain of our finance receivables in Germany. Cash proceeds of $65 million were net of $12 million of escrow requirements.

Cash and Debt Positions:

With $4.7 billion of cash and cash equivalents on hand at March 31, 2002, (and approximately $1.8 billion on hand as of June 26, 2002, after giving effect to the refinancing under the New Credit Facility) we believe our liquidity is sufficient to meet current operating cash flow requirements and to satisfy all scheduled debt maturities through March 31, 2003.

As a result of the New Credit Facility discussed above, our debt maturities have changed. Significantly less debt will now mature in 2002 than would have become due had the Old Revolver not been refinanced. In addition, a portion of our available cash has been used to retire some of the debt under the Old Revolver. The following represents our aggregate debt maturity schedules by quarter for 2002 and 2003, and reflects the New Credit Facility and related principal payments discussed above (in billions):

                                                    2002              2003
First Quarter                                        ___              $0.5
Second Quarter                                      $4.2               1.2
Third Quarter                                        1.1               0.4
Fourth Quarter                                       0.9               1.3
                                                    ----              ----
Full Year                                           $6.2              $3.4
                                                    ====              ====


Additionally, as discussed throughout this Quarterly Report on Form 10-Q, we have reached a settlement with the SEC as to all matters that were under investigation. It is our expectation that the resolution of these matters will restore our ability to access the public capital markets and reduce our earlier reliance on other funding sources including non-public capital markets. Our current plans include accessing the public capital markets in 2002, however, we are not dependent on such access to maintain adequate liquidity through March 31, 2003.

Plans to Strengthen Liquidity and Financial Flexibility Beyond 2002:

Our ability to maintain sufficient liquidity through March 31, 2003 is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

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

Most of our SPE transactions were accounted for as borrowings, with the debt and related assets remaining on our balance sheets. Specifically, in addition to the July 2001 asset-backed notes transaction and the U.S. and Canadian loans from GE Capital discussed above, which utilized SPEs as part of their structures, as of March 31, 2002, we have entered into the following similar transactions which were accounted for as debt on our balance sheets:

  . In the third quarter 2000, Xerox Credit Corporation (XCC) securitized certain finance receivables in the United States, generating gross proceeds of $411 million. As of March 31, 2002, the remaining debt under this facility totaled approximately $110 million.

  . In 1999, XCC securitized certain finance receivables in the United States, generating gross proceeds of $1,150 million. At March 31, 2002, the remaining obligations in this facility totaled $39 million, and were substantially repaid as of June 26, 2002.

We have also entered into the following SPE transactions which were accounted for as sales of receivables:

  . In 2000, Xerox Corporation and Xerox Canada Limited (XCL) securitized certain accounts receivable in the U.S. and Canada, generating gross proceeds of $315 million and $38 million, respectively. In December 2000, as a result of the senior debt downgrade by Moody's discussed above, both entities negotiated waivers with their respective counterparties to prevent the facilities from entering "wind-down" mode. As part of its waiver negotiation, Xerox Corporation renegotiated the $315 million U.S. facility, reducing its size to $290 million. The May 2002 Moody's downgrade constituted an event of termination under this agreement, which we are currently renegotiating. Failure to successfully renegotiate the facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility, and our availability would wind down. In February 2002, the size of the Canadian facility was reduced in order to make certain receivables eligible under the GE Capital Canadian transaction described above. Also in February 2002, a downgrade of our Canadian debt by Dominion Bond Rating Service caused the Canadian counterparty to withdraw its waiver, in turn causing the remaining Canadian facility at that time to enter into wind-down mode. This facility has subsequently been fully repaid.

  . In 1999, XCL securitized certain finance receivables, generating gross proceeds of $345 million. At March 31, 2002, the remaining obligations in this facility totaled $76 million, and we expect them to be fully paid in 2002. At March 31, 2002, this is the only outstanding SPE transaction with recourse provisions that could be asserted against us.

In summary, at March 31, 2002, amounts owed by these receivable-related SPEs to their investors totaled $2,435 million, of which $359 million represented transactions we treated as asset sales, and the remaining $2,076 million is reported as Debt in our Condensed Consolidated Balance Sheet. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 6 to the Consolidated Financial Statements of the 2001 Annual Report. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 17 to the Consolidated Financial Statements in the 2001 Annual Report for a detailed description of these transactions.

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

Equity Put Options:

During 1999, we sold 0.8 million equity put options, respectively, for proceeds of $0.4 million. Equity put options give the counterparty the right to sell our common shares back to us at a specified strike price. In January 2001, we paid $28 million to settle the put options we issued in 1999, which we funded by issuing 5.9 million unregistered common shares. There were no put options outstanding as of March 31, 2002.

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

At March 31, 2002 and 2001, cash and cash equivalents on hand totaled $4,747 million and $2,777 million, respectively, and total debt was $17,416 million and $18,004 million, respectively. Total debt net of cash (Net Debt) decreased by $106 million in the first quarter of 2002 and decreased by $1,660 million in the first quarter of 2001. The consolidated ratio of total debt to common and preferred equity was 7.6:1 and 7.0:1 as of March 31, 2002, and 2001, respectively. The increase in this ratio in 2002 reflects net losses during that 12-month period, together with incremental borrowings during that same period, the proceeds of which were used to accumulate cash rather than being used to repay other debt.

The following represents the results of our cash flows for the first quarter of 2002 and 2001 included within our Condensed Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

                                              2002           2001
                                             -------        -------
Operating Cash Flows                         $   89         $   89
Investing Cash Flows (Usage)                    (13)         1,235
Financing Cash Flows (Usage)                    704           (259)
Foreign Currency Impacts                        (23)           (38)
                                             -------        -------
Net Change in Cash Balance                      757          1,027
Cash - Beginning of year                      3,990          1,750
                                             -------        -------
Cash - End of year                           $4,747         $2,777
                                             =======        =======

Excluding a tax payment of $346 million related to the sale of a portion of our interest in Fuji Xerox, first Quarter 2002 operating cash flows improved as compared to the previous year comparable period. This was primarily due to working capital improvements in accounts payable. This was further enhanced by a high rate of collections of our finance receivables in spite of a decline in sales.

Investing cash flows were lower in the first quarter of 2002 primarily due to cash received in the first quarter of 2001 from the sale of half of our share in Fuji Xerox.

Our first quarter 2002 financing activities largely consisted of the high yield debt offering and new secured borrowings from our agreements with GECC in Canada.

Refer to our EBITDA-based cash flows discussion below to understand the way we look at cash flows from a treasury and cash management perspective, and for explanations of cash flows for first quarter 2002 compared to 2001.

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

The following is a summary of EBITDA, operating and other cash flows for the quarters ended March 31, 2002 and 2001:

                                                   2002              2001
                                                  -------         Restated
                                                                  --------
Non-financing revenues                            $3,594           $3,999
Non-financing cost of sales                        2,184            2,669
                                                  -------         --------
Non-financing gross profit                         1,410            1,330
Research and development expense                    (230)            (251)
Selling, administrative and general expenses      (1,169)          (1,149)
 Depreciation and amortization expense,              309              338
                                                  -------         --------
   excluding goodwill and intangibles
   Adjusted EBITDA                                   320              268
Working capital and other changes                    (28)             (21)
On-Lease equipment spending                          (36)             (94)
Capital spending                                     (26)             (69)
Restructuring payments                              (122)            (156)
                                                  -------         --------
 Operating Cash Flow*                                108              (72)
Interest payments                                   (130)            (263)
Financing cash flow                                  442              383
Debt borrowings (repayments), net                    702             (212)
Dividends and other non-operating items              (45)             (92)
Proceeds from sales of businesses                   (320)**         1,283
                                                  -------         --------
   Net Increase in Cash                            $ 757          $ 1,027
                                                  =======         ========

*The primary difference between this amount and the Cash Flows from Operations reported in our GAAP Statements of Cash Flows, is the inclusion of Capital Spending in, and the exclusion of Financing Cash Flow and Interest Payments from, the amount shown above.

**EBITDA cash flows includes the tax payments associated with the Fuji Xerox sale explained below. Such amount is included in operating activities for our GAAP cash flow financial statement.

2002 first quarter EBITDA operating cash flow of $108 million increased by $180 million, from $(72) million usage in the prior year. The improvement was driven by gross profit improvements, lower on-lease equipment spending, lower capital spending, and lower restructuring spending. The decline in capital spending was due primarily to significant spending constraints. The decline in on-lease equipment spending reflected declining rental placement activity and populations, particularly in our older-generation light lens products.

Significantly lower interest payments in first quarter 2002 reflected reductions of our debt levels together with lower market interest rates.

The increase in EBITDA financing cash flow in 2002 reflected lower finance receivable originations resulting from lower equipment sales in 2002 compared to 2001, offset partially by a decline in financing income, as lower levels of equipment resulted in a reduction in our finance receivable portfolios. Dividends and other non-operating items used $45 million of cash in 2002, compared to usage of $92 million in 2001. This improvement was due to cash savings resulting from our elimination and suspension of our common and Series B Preferred dividends, respectively, which we announced in July 2001.

In 2002, we used $320 million related to the sales of businesses, including the payment of taxes due on the sale of half our interest in Fuji Xerox in 2001. In summary, EBITDA operating and financing cash flow improvements in first quarter 2002 combined with new borrowings, funded interest and tax obligations and allowed us to increase our cash on hand by $757 million.

Cash restructuring payments were $122 million and $156 million in first quarter 2002 and 2001, respectively. The status of the restructuring reserves is discussed in Note 5 to the Condensed Consolidated Financial Statements.

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

Virtually all customer-financing assets earn fixed rates of interest. Therefore, we have historically sought to "lock in" an interest rate spread by arranging fixed-rate liabilities with maturities similar to those of the underlying assets, and we have funded the assets with liabilities in the same currency. As part of this overall strategy, pay-fixed-rate/receive-variable-rate interest rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay-variable-rate/receive-fixed-rate interest rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures by eliminati ng the risk of a major change in interest rates. We refer to the effect of these practices as "match funding" customer financing assets.

Consistent with the nature of economic hedges, unrealized gains or losses from interest rate and foreign currency derivative contracts are designed to offset any corresponding changes in the value of the underlying assets, liabilities or debt.

Pay fixed-rate and receive variable-rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay variable-rate and receive fixed-rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate e xposures. The potential risk attendant to this strategy is the non-performance of the swap counterparty. We address this risk by arranging swaps with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings and determining the replacement cost, if any, of existing transactions.

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

READER'S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002.

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

                                Incorporated by reference to Exhibit 3(a) to Registrant `s Annual Report on Form 10-K for the Year ended December 31, 1999.

                            (b) By-Laws of Registrant, as amended through
                                September 1, 1992.

                                Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2001.

                Exhibit 12  (a) Computation of the Company's Ratio of
                                Earnings to Fixed Charges.

                            (b) Computation of Xerox's Ratio of Earnings
                                to Fixed Charges.

          (b)   Reports on Form 8-K.

                Current Reports on Form 8-K dated January 7, 2002, January 17, 2002, March 7, 2002 and March 27, 2002 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XEROX CREDIT CORPORATION

July 1, 2002                          BY: /S/ John F. Rivera
                                          --------------------

                                           John F. Rivera
                                           Vice President, Treasurer and
                                           Chief Financial Officer