Form 10-Q
period 2002-06-30
XEROX CREDIT CORP
filed 2002-08-14
CIK 351936

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 2002
                                           -------------
                                      OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

   Class                                Outstanding as of July 31, 2002
   -----                                -------------------------------
Common Stock                                        2,000




                       THIS DOCUMENT CONSISTS OF 41 PAGES

Forward-Looking Statements
--------------------------

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, intended or expected. We do not intend to update these forward-looking statements.

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

In October 2000, Xerox announced a turnaround program which Xerox believed would help ensure liquidity, re-establish profitability and build a solid foundation for future growth. The Turnaround Program encompassed four major components: (i) asset sales of $2-$4 billion; (ii) cost reductions designed to reduce spending by at least $1 billion annually; (iii) the transition of equipment financing to third party vendors and (iv) a focus on core business of providing document processing systems, solutions and services to customers. The sales of assets are completed. The success of the remainder of the turnaround program is dependent upon successful and timely restructuring of the cost base, placement of greater operational focus on the core business, and completion of the transfer of the financing of customer equipment purchases to third parties. Cost base restructuring is dependent upon effectively and timely reducing the number of employees, closing and consolidating facilities, outsourcing certain manufacturing and logistics operations, reducing operational expenses and successfully implementing process and systems changes.

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

In September 2001, XC entered into framework agreements with General Electric Capital Corporation (GE Capital) under which GE Capital will manage Xerox's customer administrative functions, provide secured financing for XC's existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers in the U.S. In anticipation of GE Capital becoming primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001 and our existing portfolio will ultimately run-off. Further, pursuant to the New Credit Facility (discussed below), we are precluded from purchasing any new contracts receivable from XC in the future. Xerox is considering monetizing portions of its existing U.S. finance receivables portfolio as it pursues alternative forms of financing, which could further reduce our portfolio.

XC has completed the renegotiation of its $7 billion Revolving Credit Agreement (the "Old Revolver"). Of the original $7 billion in loans outstanding under the Old Revolver, $2.8 billion (including the entire $1.0 billion we had borrowed) has been repaid. The remaining $4.2 billion has been refinanced under the terms of a new Amended and Restated Credit Agreement (the "New Credit Facility"), which is more fully discussed in Note 7 of this Report on Form 10-Q. We cannot borrow under the New Credit Facility, and we are also precluded from purchasing new contracts from XC. Subject to certain limits, all obligations under the New Credit Facility are secured by liens on substantially all domestic assets of XC and by liens on the assets of substantially all of its U.S. subsidiaries (excluding us) and are guaranteed by substantially all of its U.S. subsidiaries (including us). Our guaranty of obligations under the New Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 21, 2002. In connection with the New Credit Facility, substantially all of XC's U.S. subsidiaries (including us) also guaranteed XC's $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009 (collectively, the "Senior Notes").

The New Credit Facility contains affirmative and negative covenants of XC including limitations on issuance of debt and preferred stock; certain fundamental changes; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, and excess cash of ours, as defined, to XC in certain circumstances. It also contains additional financial covenants, including minimum EBITDA, as defined, and net worth levels, maximum leverage (total adjusted debt divided by EBIDTA), and maximum capital expenditures limits. The Senior Notes contain several similar, though generally less restrictive, affirmative and negative covenants of Xerox.

Any failure of XC to be in compliance with any material provision of the New Credit Facility or the Senior Notes could have a material adverse effect on XC's liquidity and operations and, because we are dependent upon XC for our liquidity and have guaranteed the obligations of XC under the New Credit Facility and the Senior Notes, such failure by XC to be in compliance could also have a material adverse effect on our liquidity and operations.

                       XEROX CREDIT CORPORATION

                               Form 10-Q
                             June 30, 2002

Table of Contents

                                                                   Page
                                                                   ----

Part I -  Financial Information

   Item 1. Financial Statements (Unaudited)


      Condensed Consolidated Balance Sheets                          6

      Condensed Consolidated Statements of Income                    7

      Condensed Consolidated Statements of Cash Flows                8

      Notes to Condensed Consolidated Financial Statements           9

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Results of Operations                                         15

      Capital Resources and Liquidity                               16

      Xerox Corporation Discussion                                  18

   Item 3. Quantitative and Qualitative Disclosures About
     Market Risk                                                    38

Part II - Other Information

   Item 1. Legal Proceedings                                        39

   Item 2. Changes in Securities                                    39

   Item 3. Defaults Upon Senior Securities                          39

   Item 4. Submission of Matters to a Vote of Security Holders      39

   Item 5. Other Information                                        39

   Item 6. Exhibits and Reports on Form 8-K                         39

Signature                                                           41

Exhibits

Exhibit 4(d)(5) Second Supplemental Indenture dated as of July 30,2002 between Xerox Corporation ("Xerox"),the Guarantors named therein and Wells Fargo Bank Minnesota, National Association ("Wells Fargo "),as Trustee, to the Indenture dated as of January 17, 2002 among Xerox and Wells Fargo, as trustee, as supplemented by the First Supplemental Indenture, dated as of June 21, 2002 between Xerox, the Guarantors named therein and Wells Fargo, as trustee, relating to Xerox's 9-3/4% Senior Notes due 2009 (denominated in U.S. Dollars).

Exhibit 4(d)(6) Second Supplemental Indenture dated as of July 30,2002 between Xerox, the Guarantors named therein and Wells Fargo, as Trustee, to the Indenture dated as of January 17,2002 among Xerox and Wells Fargo, as trustee, as supplemented by the First Supplemental Indenture, dated as of June 21,2002 between Xerox, the Guarantors named therein and Wells Fargo, as trustee, relating to Xerox's 9-3/4% Senior Notes due 2009 (denominated in Euros).

Exhibit 99.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements
-------   -------------------------------------------

                            XEROX CREDIT CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                     ASSETS


                                                       June 30,  December 31,
                                                           2002          2001
                                                           ----          ----
                                                    (UNAUDITED)
Cash and cash equivalents                              $     -       $     -
Investments:
    Contracts receivable                                 2,051         3,244
    Unearned income                                       (190)         (331)
    Allowance for losses                                   (63)          (78)
                                                       -------       -------
        Total investments                                1,798         2,835

Notes receivable - Xerox and affiliates                  1,390         1,377
Derivative and other assets                                 94            76
                                                       -------       -------

        Total assets                                   $ 3,282       $ 4,288
                                                       =======       =======

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Commercial paper                               $     -       $     -
        Current portion of notes payable after one year    791         1,630
        Current portion of secured borrowing                72           130
    Notes payable after one year                         1,643         1,743
    Secured borrowing due after one year                     -            24
    Due to Xerox Corporation, net                           43            40
    Accounts payable and accrued liabilities                 8            10
    Derivative liabilities                                   5            53
                                                       -------       -------

        Total liabilities                                2,562         3,630
                                                       -------       -------

Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                 23            23
    Additional paid-in capital                             219           219
    Retained earnings                                      481           424
    Accumulated other comprehensive income                  (3)           (8)
                                                       -------       -------

        Total shareholder's equity                         720           658
                                                       -------       -------

        Total liabilities and shareholder's equity     $ 3,282       $ 4,288
                                                       =======       =======



See accompanying notes.

                            XEROX CREDIT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (In Millions)

                                            Three Months          Six Months
                                            Ended June 30,      Ended June 30,
                                           2002      2001      2002      2001*
                                           ----      ----      ----      ----
Earned income:
 Contracts receivable                    $   50    $  121    $  111    $  247
 Xerox note receivable                       31         -        56         -
                                            ---       ---       ---       ---

      Total earned income                    81       121       167       247
                                            ---       ---       ---       ---

Expenses:
   Interest                                  39        84        69       161
   Derivative fair value
      adjustments, net                       (2)        8         1         7
   General and administrative                 1         3         4         6
                                            ---       ---       ---       ---

      Total expenses                         38        95        74       174
                                            ---       ---       ---       ---


Income before income taxes                   43        26        93        73

Provision for income taxes                   17        10        36        28
                                            ---       ---       ---       ---

Net income before cumulative
   effect of change in accounting
   principle                                 26        16        57        45

Cumulative effect of change in
   accounting principle (less income
   tax benefit of $1)                         -         -         -        (3)
                                            ---       ---       ---       ---


Net income                               $   26   $    16    $   57    $   42
                                            ===       ===       ===       ===


See accompanying notes.

*As Restated, see Note 2.

                            XEROX CREDIT CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In Millions)


                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                            2002       2001*
                                                            ----       ----

Cash Flows from Operating Activities
  Net income                                               $  57     $   42
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net loss (gain) on derivative instruments                  1          7
    Net change in other operating assets and liabilities      (3)        (6)
    Derivative collateralization payment                     (15)         -
    Change in due to Xerox Corporation, net                   11         10
                                                          ------     ------

Net cash provided by operating activities                     51         53
                                                          ------     ------

Cash Flows from Investing Activities

  Purchases of investments                                     -       (912)
  Proceeds from investments                                  774        998
  Receipts from Xerox, net                                    74          -
  Proceeds from sales of contracts receivable                253          -
  Proceeds from sale of other assets                           -         23
                                                          ------     ------

Net cash provided by investing activities                  1,101        109
                                                          ------     ------

Cash Flows from Financing Activities

 Change in commercial paper, net                               -        (32)
 Payments on notes with Xerox and affiliates, net              -         (4)
 Principal payments on long-term debt                     (1,152)      (126)
                                                          ------     ------

Net cash used in financing activities                     (1,152)      (162)
                                                          ------     ------

  Increase in cash and cash equivalents                        -          -

  Cash and cash equivalents, beginning of period               -          -
                                                          ------     ------

  Cash and cash equivalents, end of period                $    -     $    -
                                                          ======     ======


See accompanying notes.


* As restated, see Note 2.

                            XEROX CREDIT CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation:

The unaudited condensed consolidated interim financial statements presented herein have been prepared by Xerox Credit Corporation (referred to below as "us", "we" or "our") in accordance with the accounting policies described in our 2001 Annual Report on Form 10-K (the 2001 Annual Report) and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. You should read the unaudited condensed consolidated financial statements in conjunction with such 2001 Annual Report notes thereto.

In our opinion, all adjustments (including normal recurring adjustments) which are necessary for a fair presentation for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results for the full year.

The prior year's unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2001 have been restated (See Note 2).

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

Historically, XC's primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. Funds were used to finance customers' purchases of Xerox equipment, and for working capital requirements, capital expenditures and business acquisitions. Xerox-specific business challenges, which were discussed in the 2001 Annual Report, coupled with significant competitive and industry changes and adverse economic conditions, began to negatively affect XC's operations and liquidity in 2000. These challenges, which were exacerbated by significant technology and acquisition spending, impacted Xerox's and our cash availability and created marketplace concerns regarding XC's liquidity, which led to credit rating downgrades and restricted access to capital markets.

XC's and our access to many of the aforementioned sources is currently limited due to the below investment grade rating on XC's and our debt. XC's and our debt ratings have been reduced several times since October 2000. These rating downgrades have had a number of significant negative impacts on XC and us, including the unavailability of uncommitted bank lines, very limited ability to utilize derivative instruments to hedge foreign currency and interest rate exposures, thereby increasing volatility to changes in exchange rates, and higher interest rates on borrowings. Additionally, as more fully disclosed below, XC is required to maintain minimum cash balances in escrow on certain borrowings, securitizations, swaps and letters of credit. These restricted cash balances are not considered cash or cash equivalents on XC's balance sheet.

On June 21, 2002, XC permanently repaid $2.8 billion on the Old Revolver. The $4.2 billion New Credit Facility replaced the Old Revolver. However, XC currently has no incremental borrowing capacity under the New Credit Facility

                            XEROX CREDIT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as the entire $4.2 billion is outstanding. Of the $2.8 billion payment, $1.0 billion represented a repayment of all of our borrowings under the Old Revolver. We are not and cannot borrow under the New Credit Facility. In addition, pursuant to the New Credit Facility, we are prohibited from purchasing any new contracts receivable from XC.

The New Credit Facility is discussed in more detail in Note 7. The New Credit Facility contains more stringent financial covenants than the Old Revolver, including the following:

     o    Minimum EBITDA, as defined, (based on rolling four quarters);

     o    Maximum leverage (total adjusted debt divided by EBITDA);

     o    Maximum capital expenditures (annual test);

     o    Minimum consolidated net worth, as defined (quarterly test)

Any failure of XC to be in compliance with any material provision of the New Credit Facility or the Senior Notes (see Note 7) could have a material adverse effect on XC's liquidity and operations and, because we are dependent upon XC for our liquidity and we have guaranteed XC's obligations under the New Credit Facility and the Senior Notes, such failure by XC to be in compliance could also have a material adverse effect on our liquidity and operations.

In addition, as part of XC's Turnaround Plan, XC has taken significant steps to improve its liquidity, including asset sales, monetizations of portions of our receivables portfolios, and general financings including issuance of high yield debt and preferred securities. Since early 2000, XC has been restructuring its cost base. It has implemented a series of plans to resize its workforce and reduce its cost structure through such restructuring initiatives. Key factors influencing Xerox's liquidity include its ability to generate cash flow from an appropriate combination of operating improvements as anticipated in the Turnaround Plan and continued execution of the initiatives described above. XC believes its liquidity is sufficient to meet current and anticipated needs, including all scheduled debt maturities through at least the next twelve months. However, Xerox's ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on Xerox's liquidity and operations, and could require Xerox to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt. While XC believes it can successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available or that XC would be successful in implementing them.

(2) Correction of Error in Comparative Financial Statements:

Our 2001 first quarter and year-to-date unaudited condensed consolidated financial statements have been restated to reflect a correction to interest expense resulting from an error in calculating accrued interest on an interest rate swap in 2000. The correction was properly reflected in the fourth quarter and annual 2000 consolidated financial statements, as restated. A summary of the restated amounts are as follows:

                            XEROX CREDIT CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)                     Year-to-Date                  Year-to-Date
                                  June 30, 2001                 June 30, 2001
                                  As Reported     Adjustment    Restated

Interest Expense                       $ 166             5          $ 161
Net Income                                39             3*            42

                                 2001 1st Quarter            2001 1st Quarter
                                  As Reported     Adjustment    Restated

Interest Expense                       $  82             5          $  77
Net Income                                23             3*            26


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

(4) Accounting Changes:

In 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No.
141), No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143) and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). We adopted these standards in 2002. The adoption of these standards is not expected to have any impact on our financial reporting.

In 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds Statement 4 which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Statement 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We are required to implement this standard for transactions occurring after May 15, 2002 and do not expect this Statement will have any impact on our financial reporting.

On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

                            XEROX CREDIT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impacts of this standard.

(5) Sales of Contracts Receivable:

In November 2001, XC entered into an agreement with GE Capital providing for the sale by XC, from time-to-time, of certain lease contracts in the U.S. to a special purpose entity (SPE) of XC, against which GE Capital would provide a series of secured loans, up to a maximum amount of $2.6 billion ("Monetization Agreement"). In connection with the Monetization Agreement, during the second quarter and first half of 2002 we sold to XC an aggregate of $215 and $253 million, respectively, of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement nor retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(6) Notes Receivable - Xerox and affiliates

We have made in the past, and will continue to make, demand loans to XC of all proceeds from the sale or collection of our receivables. Such demand loans are also required by the New Credit Facility. As of June 30, 2002 and December 31, 2001, demand loans to XC totaled $1,390 million and $1,377 million, respectively. These loans bear interest at a rate equal to two percent plus the average of the H.15 Two-Year Swap Rate and H.15 Three-Year Swap Rate (each as defined in the master demand note dated November 20, 2001 ("Master Demand Note") between XC and us). Consistent with the provisions of the New Credit Facility, we will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations and fund our operations. A copy of the Master Demand Note is filed as an exhibit to our Annual Report on Form 10-K for the Year Ended December 31, 2001.

The H.15 is a Federal Reserve Board Statistical Release (published weekly) which contains daily interest rates for selected U.S. Treasury, money markets and capital markets instruments.

(7) Notes Payable

On June 21, 2002, XC entered into the New Credit Facility with a group of lenders, replacing the $7 billion Old Revolver. At that time, Xerox permanently repaid $2.8 billion of the Old Revolver, of which we paid all of our $1.0 billion of borrowings under the Old Revolver using proceeds from XC's repayment to us on the Master Demand Note (see Note 6). We are not and cannot borrow under the New Credit Facility. In addition, pursuant to the terms of the New Credit Facility, we are prohibited from purchasing any new contracts receivable from XC.

Under the New Credit Facility, there are currently loans outstanding totaling $4.2 billion consisting of three tranches of term loans totaling $2.7 billion and a $1.5 billion revolving facility. The revolving facility includes a currently unutilized $200 million letter of credit sub-facility. The three term loan tranches include a $1.5 billion amortizing "Tranche A" term loan maturing on April 30, 2005, a $500 million amortizing "Tranche B" term loan maturing on April 20, 2005 and a $700 million "Tranche C" term loan which matures on September 15, 2002. XC is the borrower of all of the term loans.

                            XEROX CREDIT CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

XC is required to repay a total of $400 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2003 and a total of $600 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2004. The remaining portions of the term loans contractually mature on April 30, 2005, but XC could be required to repay portions earlier upon the occurrence of certain events, as described below. In addition, all loans under the New Credit Facility mature upon the occurrence of a change of control. Subject to certain limits described in the following paragraph, all obligations under the New Credit Facility are secured by liens on substantially all domestic assets of XC and by liens on the assets of substantially all of its U.S. subsidiaries (excluding us) and are guaranteed by substantially all of its U.S. subsidiaries (including us). Our guaranty of obligations under the New Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 21, 2002.

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

The New Credit Facility loans generally bear interest at LIBOR plus 4.50%, except that the Tranche B loan bears interest at LIBOR plus a spread that varies between 4.00% and 4.50% depending on the Restricted Asset Security Amount in effect from time to time. Specified percentages of any net proceeds XC receives from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility must be used to reduce the amounts outstanding under the New Credit Facility, and in all cases any such amounts will first be applied to reduce the Tranche C loan. Once the Tranche C loan has been repaid, or to the extent that such proceeds exceed the outstanding Tranche C loan, then either (1) any such prepayments arising from debt and equity proceeds will first permanently reduce the Tranche A loans, and any amount remaining thereafter will be proportionally allocated to repay the then-outstanding balances of the revolving loans and the Tranche B loans and to reduce the revolving commitment accordingly or (2) any such prepayments arising from asset sale proceeds will first be proportionally allocated to permanently reduce any outstanding Tranche A loans and Tranche B loans, and any amounts remaining thereafter will be used to repay the revolving loans and to reduce the revolving commitment accordingly. Notwithstanding the foregoing description, the revolving loan commitment cannot be reduced below $1 billion as a result of such prepayments.

The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock, certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, hedging transactions, payment of dividends, inter-company loans and certain restricted payments, and a requirement to transfer excess foreign cash, as defined, and our excess cash

                            XEROX CREDIT CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to Xerox in certain circumstances. Despite a general limitation on the creation of liens, the New Credit Facility permits the creation of liens from time to time in connection with the monetization or other financing of discrete pools of receivables, leases and other financial assets by XC and its subsidiaries. Thus, the New Credit Facility does not affect XC's or our ability to continue to monetize receivables, including, in the case of XC, under the agreements with GECC and others. In addition to other defaults customary for facilities of this type, defaults on debt of, or bankruptcy of, XC or certain of its subsidiaries would constitute a default under the New Credit Facility.

The New Credit Facility also contains financial covenants which the Old Revolver did not contain, including:

*    Minimum EBITDA, as defined (rolling four quarters)

*    Maximum Leverage (total adjusted debt divided by EBITDA)

*    Maximum Capital Expenditures (annual test)

*    Minimum Consolidated Net Worth, as defined (quarterly test)

In connection with the New Credit Facility, substantially all of XC's U.S. subsidiaries, including us, guaranteed XC's obligations under $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009 (collectively the "Senior Notes"). The Senior Notes contain several similar, though generally less restrictive, affirmative and negative covenants.

Any failure of XC to be in compliance with any material provision of the New Credit Facility of the Senior Notes could have a material adverse effect on XC's liquidity and operations and, because we are dependent upon XC for our liquidity and have guaranteed the obligations of XC under the New Credit Facility and the Senior Notes, such failure by XC to be in compliance could also have a material adverse effect on our liquidity and operations.

Copies of the New Credit Facility and certain related agreements and copies of the indentures and related supplemental indentures for the Senior Notes (which contain our guaranty), are incorporated by reference as exhibits to our 2001 Annual Report.

(8) Joint Venture

On May 1, 2002, Xerox Capital Services, LLC (XCS), XC's U.S. venture with GECC, became operational. XCS, a consolidated entity of XC, manages Xerox's customer administration and leasing activities in the U.S. including credit approval, order processing, billing and collections. Upon commencement of the XCS joint venture, XCS replaced XC as the provider of billing, collection and other administrative services to us. Accordingly, subsequent to May 2002, we pay a fee to XCS rather than to XC for these services. The rate paid per contract is expected to be equal to the rate we formerly paid to XC.

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

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Until July 2001, our sole business was to purchase non-cancelable contracts receivable arising from installment sales and lease contracts originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us. However, in anticipation of the agreements between XC and GE Capital, and GE Capital becoming the primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001. Our existing portfolio of contracts receivable will ultimately run-off as amounts are collected or contracts are sold back to XC as part of its continued monetization of the existing receivables portfolio.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertook the purchases noted above. The receivables arose primarily from XC equipment being sold under non-cancellable installment sales and lease contracts. Income from the Xerox note receivable represents amounts earned on funds advanced to XC under the Master Demand Note.

Total earned income was $81 million and $121 million for the second quarter of 2002 and 2001, respectively, and $167 million and $247 million for the first half of 2002 and 2001, respectively. Contracts receivable income declined by $71 million and $136 million for the second quarter and first half of 2002, respectively, compared to the second quarter and first half of 2001 reflecting the decrease in the portfolio of contracts receivable as a result of our decision to discontinue purchasing receivables from XC in July 2001 as well as the sales of receivables back to XC in 2001 and the first and second quarters of 2002. Offsetting the decline was earned income of $31 and $56 million in the second quarter and first half of 2002, respectively, on the XC Master Demand Note.

Interest expense was $39 million and $84 million for the second quarter of 2002 and 2001, respectively, and $69 million and $161 million for the first half of 2002 and 2001, respectively. The decrease reflects lower debt levels as a result of the discontinuance of new purchases of contracts receivable and collections on existing receivables being used to pay down debt in 2001. In addition, as a result of most of our match funding swaps (pay fixed/receive variable) either maturing or terminating in 2001, the majority of our debt bears interest at variable rates and therefore we benefited from the lower interest rates in the second quarter and first half of 2002 as compared to the second quarter and first half of 2001. During the second quarter 2002, $1,020 million of debt was repaid as part of XC's negotiation of a new credit facility. See Note 7.

The mark-to-market valuation of our interest rate derivatives resulted in a net gain of $2 million for the second quarter and a net loss of $1 million in the first half of 2002 as compared to a net loss of $8 million and $7 million in the second quarter and first half of 2001, respectively. The year-to-date loss in 2002 primarily reflects the accretion of the loss booked at the adoption of SFAS No. 133 in Accumulated Other Comprehensive Income for our match funding (pay fixed/receive variable) swaps. This was partially offset by net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. While all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

Operating and administrative expenses were $1 million and $3 million for the second quarters of 2002 and 2001, respectively, and $4 million and $6 million for the first half of 2002 and 2001, respectively. These expenses are primarily incurred to administer the contracts receivable purchased from XC. The decline reflects the lower level of receivables as compared to the prior year.

The effective income tax rate for the second quarter of 2002 was 38.9%, which is unchanged from the second quarter and full year of 2001.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

XC manages our cash and liquidity resources as part of its U.S. cash management system. Accordingly, any cash we generate is remitted to XC, and we do not maintain cash balances. Our liquidity is dependent on the continued liquidity of XC. Due to our cessation of receivables purchases from XC in 2001 and our decision to run-off or sell our existing portfolio of contracts receivable, funds collected since mid-2001 have been loaned to XC under an interest bearing Master Demand Note. We have in the past and will continue to make demand loans to XC of all proceeds from the sale or collection of our receivables and we are required to continue to lend such amounts to XC by the terms of the New Credit Facility discussed below. We will continue to demand repayment of these loan amounts by XC as and to the extent necessary to repay our maturing debt obligations and fund our operations.

Net cash provided by operating activities was $51 million in the first half of 2002 as compared to $53 million in the first half of 2001. The add back for the net change in the Due to Xerox Corporation account of $11 million in the first half of 2002 and $10 million in the first half of 2001 is the result of timing of income tax accruals due to Xerox versus payments made. Operating cash usage in 2002 also reflects additional collateralization payments of $15 million associated with certain derivative contracts.

Net cash provided by investing activities was $1,101 million in the first half of 2002 as compared to $109 million in the first half of 2001. The 2002 amount reflects the decision to discontinue purchasing new receivables from XC after July 1, 2001 resulting in net collections from investments of $774 million, compared to $86 million in 2001. The 2001 amount reflects reduced XC equipment sale activity, as new contract purchases were exceeded by collections. 2002 also reflects proceeds of $253 million from the sale of receivables back to XC as described in Note 5 to the Condensed Consolidated Financial Statements. In addition to contract collections and proceeds from the sale of receivables were net receipts of $74 million from XC under the Master Demand Note. This net amount reflects receipts from XC of $1,020 million for use in the repayment of our revolver debt, which was repaid in connection with XC's negotiation of a new credit facility as described in Note 7 to the Condensed Consolidated Financial Statements. Partially offsetting this receipt were net advances to Xerox of proceeds received from the collection and sale of contracts receivable. 2001 includes $23 million associated with the sale of certain assets.

The changes in operating and investing cash flows resulted in net cash used in financing activities of $1,152 million in the first half of 2002 compared to $162 million in the first half of 2001. 2002 reflects principal payments on long-term debt, primarily the $1,020 million repayment of our revolver debt, as no proceeds from new debt were received. 2001 reflects principal payments on long-term debt and commercial paper of $126 million and $32 million, respectively.

As of June 30, 2002, we had approximately $2.5 billion of debt outstanding of which approximately $.6 billion is expected to be paid in the second half of 2002. We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet our remaining maturing obligations.

On June 21, 2002, XC entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing the $7 Billion Revolving Credit Agreement (the "Old Revolver") dated October 22, 1997. On June 21, 2002 we repaid the entire $1.0 billion we owed under the Old Revolver as part of XC's total permanent repayment of $2.8 billion under the Old Revolver. We are not, and will not become, a borrower under the New Credit Facility. In addition, pursuant to the New Credit Facility, we are prohibited from purchasing any new contracts receivable from XC. In connection with the aforementioned $1.0 billion repayment, XC paid us $1.0 billion of the then outstanding balance on the Master Demand Note.

In connection with XC's Monetization Agreement with GE Capital, during 2002, we sold back to XC an aggregate of $253 million of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC. XC continues to pursue alternative forms of financing including monetization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable. Any such future monetizations by XC could further reduce our portfolio if we sell contracts receivable back to XC. Any funds received on such sales will be loaned to XC under the interest bearing Master Demand Note.

Financial Risk Management
-------------------------

We are exposed to market risk from changes in interest rates and foreign currency exchange rates that could affect our results of operations and financial condition. We have historically entered into certain derivative contracts, including interest rate swap agreements and foreign currency swap agreements, to manage interest rate and foreign currency exposures. However, the recent downgrades of our and XC's indebtedness have effectively eliminated our ability to manage this exposure as our ability to currently enter into new derivative contracts is severely constrained. Furthermore, the debt downgrades triggered various contractual provisions, which required us to collateralize or repurchase a number of derivative contracts, which were then outstanding. While we have been able to replace some derivatives on a limited basis, our current debt ratings restrict our ability to utilize derivative agreements to manage the risks associated with interest rate and some foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy described below. For this reason, we anticipate volatility in our results of operations due to market changes in interest rates and foreign currency rates. Therefore, while our overall risk management strategy is as explained below, our ability to employ that strategy effectively has been severely limited. Any further downgrades of XC's or our debt could further limit our ability to execute this risk management strategy effectively.

To assist in managing our interest rate exposure and match funding our principal assets, we routinely use certain financial instruments, primarily interest rate swap agreements. We enter into interest rate swap agreements to manage interest rate exposure, although the recent downgrades of our indebtedness have limited our ability to manage this exposure. Virtually all customer financing assets earn fixed rates of interest. Accordingly, through the use of interest rate swaps in conjunction with the contractual maturity terms of outstanding debt, we "lock in" an interest spread by arranging fixed- rate interest obligations with maturities similar to the underlying assets. This practice effectively eliminates the risk of a major decline in interest margins resulting from adverse changes in the interest rate environment. Conversely, this practice also effectively eliminates the opportunity to materially increase margins when interest rates are declining. More specifically, pay-fixed/receive-variable interest rate swaps are often used in place of more expensive fixed-rate debt for the purpose of match funding fixed-rate customer contracts. Pay-variable/receive-variable interest rate swaps (basis swaps) are used to transform variable rate, medium-term debt into commercial paper or local currency LIBOR rate obligations. Pay-variable/receive-fixed interest rate swaps are used to transform term fixed-rate debt into variable rate obligations. Where possible, the transactions performed within each of these three categories have enabled the cost- effective management of interest rate exposures. We do not enter into derivative instrument transactions for trading purposes and employ long- standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited match funding and liquidity objectives.

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management's Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002.

READER'S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002.DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO "WE", "OUR", AND "US" REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC'S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002 FILED SEPARATELY WITH THE SEC.

Summary

Revenue
-------
Total second quarter 2002 revenues of $4.0 billion declined 8 percent from $4.3 billion in the second quarter of 2001 reflecting continued economic weakness and marketplace competition. Approximately two percentage points of the decline were due to our second half 2001 exit from the Small Office/Home Office (SOHO) business and declines in our Developing Markets Operations (DMO) as we continue to prioritize liquidity and profitable revenue. Monochrome revenues declined as Document Centre digital multifunction revenue growth, reflecting continued customer transition to connected office devices, was more than offset by light lens and production printing and publishing declines. Second quarter 2002 results included improved gross margins and reduced selling, administrative and general expenses reflecting the benefits from our cost saving initiatives. During the second quarter 2002 we were profitable in all geographies: North America, Europe and DMO.

Total revenues of $7.8 billion declined 9 percent from $8.6 billion in the first half of 2002. Approximately one quarter of the year-to-date decline was due to declines in SOHO and DMO. The remaining decline occurred in all operating segments reflecting the effects of lower equipment population in all geographies, competitive pressures, a weak economic environment and our focus on more profitable revenue.

Net Income (Loss)
-----------------
Second quarter 2002 net income of $93 million, or $0.12 cents per diluted share, included after-tax restructuring charges of $41 million ($53 million pre-tax), and net after-tax losses from unhedged foreign currency exposures of $24 million ($33 million pre-tax). The second quarter 2001 net loss of $101 million, or $0.14 cents per share, included after-tax restructuring charges of $222 million ($295 million pre-tax), net after-tax losses from unhedged foreign currency exposures of $10 million ($13 million pre-tax), after-tax goodwill amortization of $15 million ($16 million pre-tax) and an after-tax gain of $18 million ($30 million pre-tax) reflecting the early extinguishment of debt. The gain from debt extinguishment was previously classified as an extraordinary item; this classification has changed due to the adoption of Statement of Financial Accounting Standards ("SFAS") No.145 issued in April 2002 and discussed in the "Other expenses, net" section of this Management's Discussion and Analysis.

Net income for the six months ended June 30, 2002 was $47 million, or $0.06 cents per diluted share compared with $126 million or $0.15 cents per diluted share for the same period in the prior year. Net income for the first half of 2002 included after-tax restructuring charges of $142 million ($199 pre-tax), an after-tax charge of $44 million ($72 million pre-tax) for permanently impaired capitalized software and net after-tax losses from unhedged foreign currency exposures of $46 million ($57 million pre-tax). Net income for the six months ended June 30, 2001 included the following items: a $300 million after-tax gain ($769 pre-tax) on the sale of half our interest in Fuji Xerox, after-tax restructuring charges of $303 million ($424 million pre-tax), net after-tax gains from unhedged foreign currency exposures of $34 million ($51 million pre-tax), after-tax goodwill amortization of $31 million ($33 million pre-tax) and an after-tax gain of $35 million ($58 million pre-tax) reflecting the early extinguishment of debt.

Pre-Currency Amounts

To understand the trends in our business, we believe that it is helpful to adjust revenue and expense amounts (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to these adjusted amounts as "pre-currency." Latin American currencies are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments.

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 3 percent weaker and 4 percent stronger in the second quarter and first quarter of 2002, respectively, than it was in the comparable periods of the prior year. As a result, foreign currency translation favorably impacted revenue by approximately one percentage point in the second quarter 2002 and was flat in the first half of 2002.

Revenues by Type

Year-over-year post currency percent changes by type of revenue on a quarterly basis were as follows:


                                                            2001                                    2002
                                    ------------------------------------------------------  --------------------
                                     First      Second     Third      Fourth                 First       Second
                                    Quarter    Quarter    Quarter    Quarter    Full Year   Quarter     Quarter
                                    --------  ---------   --------   --------   ---------   -------     --------
Equipment sales (1)                   (10)%      (20)%      (19)%       (21)%      (18)%       (19)%      (15)%
Post sale and other revenue (1)        (5)%       (7)%       (6)%        (8)%       (6)%        (7)%       (5)%
Finance Income                          1 %       (1)%       (7)%        (5)%       (3)%       (10)%      (13)%
Total Revenue                          (6)%      (10)%       (9)%       (12)%       (9)%       (10)%       (8)%


(1) Total sales revenue in the Condensed Consolidated Statement of Income includes equipment sales noted above, as well as, supplies, paper and other revenue that is included in "Post Sale and Other Revenue" in the above table.
                                       19

Year-over-year post currency percent changes by type of revenue on a quarterly basis were as follows:

                                                 Six Months Ended
                                          -----------------------------
                                          June 30, 2002   June 30, 2001
                                          -------------   -------------
     Equipment sales (1)                      (17%)           (15%)
     Post sale and other revenue(1)            (6%)            (6%)
     Finance Income                           (11%)             -
     Total Revenue                             (9%)            (8%)


(1) Total sales revenue in the Condensed Consolidated Statement of Income includes equipment sales noted above, as well as, supplies, paper and other revenue that is included in "Post Sale and Other Revenue" in the above table.

Equipment sales typically represent approximately 20-25 percent of total revenue. Equipment sales in the second quarter 2002 declined 15 percent from the second quarter 2001 with approximately three percentage points of the decline due to our exit from the SOHO business. While office color printer growth was excellent, continued competitive pressures and economic weakness adversely impacted equipment sales in most other areas.

Equipment sales in the first half of 2002 declined 17 percent from the first half of 2001 reflecting competitive pressures, continued weakness in the economy and our focus on profitable revenue. Approximately 4 percentage points of the decline was due to our previously discussed exit from SOHO.

Post sale and other revenues include service, document outsourcing, rentals, supplies and paper, which represent the revenue streams that follow equipment placement, as well as revenue not associated with equipment placement, such as royalties. Second quarter and year-to-date 2002 post sale and other revenues declined 5 percent and 6 percent from the 2001 second quarter and first half of 2001, respectively, reflecting lower equipment populations due to reduced placements in earlier periods and lower page print volumes.

Document outsourcing revenues are split between equipment sales and post sale and other revenue. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included in equipment sales, and all other document outsourcing revenues, including service, equipment rental, supplies, paper, and labor are included in post sale and other revenues. 2002 second quarter document outsourcing revenue declined 8 percent (9 percent pre-currency) from the 2001 second quarter as revenue growth in Europe was more than offset by declines in North America. Document outsourcing revenue for the first half of 2002 declined approximately 9 percent from the first half of 2001. In the 2002 second quarter, the estimated value of future document outsourcing revenue from existing contracts declined 11 percent to approximately $6.8 billion from approximately $7.6 billion in the 2001 second quarter. These values are determined as the estimated services to be provided under committed contracts as of a point in time. We expect total document outsourcing revenue to continue to decline as we focus on more profitable service contracts. This will be partially offset by our intensified focus on customers who are seeking a bundled value added solution.

Finance Income declined 13 percent in the second quarter 2002 from the second quarter 2001 and 11 percent in the first half of 2002 from the first half of 2001. Declines reflect continued equipment sale declines and the initial effects of our transition to third party financing, primarily in Europe. Third party financing arrangements were in place for the second quarter in the Nordic countries, Italy and the Netherlands. During the second quarter 2002, we transitioned certain equipment financing to third parties in Germany, Mexico and Brazil.

Key Ratios and Expenses

The key ratios for 2002 and 2001 were as follows:


                                                                         2001                                  2002
                                                   ----------------------------------------------------  -------------------
                                                                 Second
                                                     First      --------   Third      Fourth      Full      First      Second
                                                    Quarter     Quarter   Quarter    Quarter      Year     Quarter    Quarter
                                                    -------     -------   -------    -------     -------   -------    --------
Gross Margin                                         34.8%       39.1%      37.6%      41.4%      38.2%      41.0%     42.5%
Research and development expenses (1)                 5.8%        6.0%       6.3%       5.3%       5.9%       6.0%      6.1%
Selling, administrative and general expenses(1)      26.8%       28.5%      29.0%      27.0%      27.8%      30.3%     28.1%

(1) As a percentage of Total Revenue

The key ratios for 2002 and 2001 were as follows:


                                                                   Six Months Ended
                                                              June 30,         June 30,
                                                               2002             2001
                                                            -------------    --------------
Gross Margin                                                   41.8%            36.9%
Research and development expenses (1)                           6.0%             5.9%
Selling, administrative and general expenses (1)               29.2%            27.6%


(1) As a percentage of Total Revenue

Second quarter 2002 gross margin of 42.5 percent improved 3.4 percentage points from 39.1 percent in the second quarter 2001. Approximately two percentage points of the increase reflect the prior liquidation of equipment inventory associated with our SOHO exit. In addition, improved manufacturing and service productivity more than offset the adverse impact of competitive price pressures. Gross margin for the first half of 2002 of 41.8 percent improved 4.9 percentage points from 36.9 percent in the first half of 2001. Improved manufacturing and service productivity, favorable product mix, our SOHO exit and lower cost of borrowings for our finance businesses more than offset the adverse impact of competitive price pressures.

Research and development (R&D) expense of $240 million was $17 million lower in the 2002 second quarter than the second quarter 2001. First half 2002 R&D spending of $470 million was $38 million lower than in the first half of 2001. The R&D expense reduction primarily reflects our SOHO exit, helped further by benefits from cost restructuring actions. R&D spending in the 2002 second quarter and first half of 2002 represented approximately 6 percent of revenue as we continue to invest in technological development, particularly color, to maintain our position in the rapidly changing document processing market. We expect 2002 R&D spending will represent approximately 5-6 percent of revenue, a level that we believe is adequate to remain technologically competitive. Xerox R&D remains strategically coordinated with Fuji Xerox.

Selling, administrative and general (SAG) expenses declined by $110 million or 9 percent in the 2002 second quarter to $1,110 million. The decrease reflects benefits from our Turnaround Program, partially offset by increased advertising spending and higher professional fees associated with the SEC settlement, restatement and related activities. Second quarter 2002 bad debt expense of $68 million was $25 million lower than 2001 primarily due to lower provisions in North America due to reduced receivables associated with lower sales as well as improved aging and historical write-off trends for both accounts and finance receivables. First half 2002 SAG expense of $2,279 million declined $90 million or 4 percent from the 2001 first half. The reduction reflects benefits from our Turnaround Program, partially offset by a write-off of $72 million for permanently impaired capitalized software. First half 2002 bad debt expense of $171 million was only slightly lower than 2001 bad debt expense of $177 million as the improvements in North America were partially offset by higher provisions in Europe and DMO.

During the fourth quarter of 2000, we announced a Turnaround Program in which we outlined a wide-ranging plan to sell assets, cut costs and strengthen our strategic core business. In 2001 we exceeded our target by implementing actions which are expected to reduce annualized costs by at least $1.1 billion. We have continued to initiate additional actions in the first half of 2002 that are expected to further reduce annualized costs by approximately $175 million, $70 million of which were initiated in the second quarter. As part of these cost-cutting measures, we continue to record additional charges for initiatives under the Turnaround Program. The recognition of such charges is based on having a formal and committed plan, in accordance with existing accounting rules. As a result of these actions and changes in estimates related to previously established reserves, in the second quarter 2002, we provided an incremental $53 million, net of reversals of $9 million, primarily for new initiatives under the Turnaround Program. We have provided $193 million, net of reversals of $19 million on a year-to-date basis during 2002. We expect additional provisions will be required in 2002 as additional plans are finalized and are committed to. The restructuring reserve balance at June 30, 2002 for the Turnaround Program was $222 million.

Worldwide employment declined by approximately 2,200 in the 2002 second quarter and approximately 6,500 in the 2002 first half to approximately 72,400 largely as a result of employees leaving under our restructuring programs.

Other expenses, net for the three and six months ended June 30, 2002 and 2001 were as follows:

                                                             Three Months Ended  Six Months Ended
                                                                  June 30,           June 30,
($ in millions)                                               2002     2001     2002       2001
---------------                                               ----     ----     ----     ----
Non-financing interest expense ...........................   $  60    $ 141    $ 141    $ 296
Currency losses (gains), net .............................      33       13       57      (51)
Amortization of goodwill (2001 only) and intangible
 assets....................................................      9       22       19       45
Interest income ..........................................     (22)     (23)     (43)     (47)
Gain on early extinguishment of debt .....................      --      (30)      --      (58)
SEC Civil Penalty ........................................      --       --       10       --
Losses (gains) on sale of businesses and assets...........      12        5       (7)       6
All other, net ...........................................      15       16       20       11
                                                             -----    -----    -----    ------
     Total ...............................................   $ 107    $ 144    $ 197    $ 202
                                                             =====    =====    =====    ======

For the second quarter 2002, significantly lower non-financing interest expense reflected lower debt levels and reduced borrowing costs, as the terms of the higher interest rate new bank facility were only effective for a few days of the quarter. In addition, the second quarter of 2002 includes $22 million of mark-to-market gains related to interest rate swaps compared to $4 million in the second quarter of 2001. Non-financing interest expense was $141 million in the 2002 first half compared to $296 million in the same period of the prior year due to lower 2002 debt levels and reduced borrowing costs. The proportion of our debt that is subject to variable rates has increased significantly from 2001 which, coupled with the significant reduction in market interest rates has resulted in a significant reduction in interest expense as compared to prior year periods. However, the increased variable rate debt leaves us exposed to higher interest expense if interest rates rise.

Net currency losses of $33 million in the 2002 second quarter primarily reflect $24 million of exchange losses in Brazil and other DMO countries and a $9 million loss reflecting the impact of marking to market hedges on our underlying trade exposures. The second quarter 2001 included losses of $13 million primarily related to losses on Yen denominated debt. These currency exposures are the result of net unhedged positions largely caused by our restricted access to the derivatives markets. Although we have been able to re-enter the derivatives market on a limited basis in 2002 to hedge certain balance sheet exposures, we continue to remain largely unhedged in certain of our DMO affiliates. Accordingly, we may continue to experience volatility in this area in the future. Currency losses in the first half of 2002 were $57 million compared to gains of $51 in the first half of 2001. Net currency losses for the first half of 2002 primarily reflect the Brazilian exchange losses incurred in the second quarter and the devaluation of the Argentine Peso compared to net exchange gains in 2001 primarily related to Yen denominated debt.

Effective January 1, 2002, we adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." Accordingly, the amortization of goodwill was discontinued in 2002 under SFAS No. 142. The second quarter 2001 included $16 million of goodwill amortization and the first half of 2001 included $33 million of goodwill amortization.

Interest income is primarily derived from our invested cash balances. We expect interest income will decline as a result of our lower cash balances following our recent debt repayments, which included a partial pay-down on the Old Revolver.

Effective April 1, 2002 we adopted the provisions of SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Accordingly, we have reclassified the extraordinary gain on extinguishment of debt, which was previously reported in the Consolidated Statements of Income as an extraordinary item to Other expenses, net. The effect of this reclassification was a decrease in Other expenses, net of $30 and $58 for the three and six months ended June 30, 2001.

In the second quarter 2002 we sold our Italian leasing subsidiary to a third party for $200 million cash plus the assumption of $20 million of debt. The loss on this transaction totaled $11 million, primarily related to recognition of cumulative translation adjustment losses. In addition, in the first half of 2002, the sale of Prudential Insurance Company common stock associated with that company's demutualization generated a $19 million gain. The $10 million civil penalty is associated with our April 2002 settlement with the SEC.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in Earnings of Subsidiaries

The following table summarizes our consolidated Income taxes (benefits) and the related effective tax rate for each respective period:


                                              Three Months Ended June 30,     Six Months Ended June 30,
                                                     2002       2001                2002          2001
                                                     ----       ----                ----          ----
     Pre-tax income (loss)                           $170      $(242)               $117          $432
     Income taxes (benefits)                           67       (120)                 47           321
     Effective Tax Rate                              39.4%      49.6%               40.2%         74.3%

The difference between the 2002 second quarter effective tax rate and the U.S. statutory tax rate primarily related to losses in certain jurisdictions where we are not providing tax benefits. Losses in such jurisdictions also represented the primary difference between the 2002 year-to-date effective tax rate and the U.S. statutory tax rate.

The 2001 second quarter effective tax rate was higher than the U.S. statutory tax rate, which resulted in additional tax benefits, primarily due to the favorable resolution of certain tax audit issues, partially offset by losses in low tax jurisdictions or jurisdictions where we are not providing tax benefits. On a year-to-date basis through June 30, 2001 the effective tax rate was higher than the U.S. statutory tax rate, which resulted in an additional tax provision, primarily due to the taxes incurred in connection with the sale of one-half of our ownership interest in Fuji Xerox as well as losses in low tax jurisdictions or jurisdictions where we are not providing tax benefits, partially offset by the favorable resolution of certain tax audit issues.

Our effective tax rate will change based on nonrecurring events (such as new restructuring initiatives) as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We expect that our consolidated 2002 effective tax rate will be in the mid 50 percent range. Before restructuring charges, we expect that our 2002 effective tax rate will be in the low to mid 40 percent range.

Equity in Net income of unconsolidated affiliates consisted of our 25 percent share of Fuji Xerox income as well as income from other smaller equity investments. Lower equity in net income for the second quarter and first half of 2002 primarily reflects the reduction of Fuji Xerox net income due to weak economic conditions in Japan and our reduced equity interest in Fuji Xerox effective April 2001.

Minorities interest in earnings of subsidiaries increased by $15 million to $25 million in the second quarter 2002 and by $32 million to $49 million in the first half of 2002 primarily due to the quarterly distribution on the Convertible Trust Preferred Securities issued in November 2001.

Business Performance by Operating Segment

The following table summarizes our business performance by operating segment. Revenue and year-over-year revenue percentage changes by operating segment were as follows (in millions):


                                  Three Months Ended                          Six Months Ended
                                       June 30,                                   June 30,
                             ---------------------------------    ----------------------------------------
                               2002         2001        Change        2002          2001           Change
                             --------     --------     -------    ----------     ---------         -------
   Production                $ 1,370      $ 1,484         (8)%       $ 2,688       $ 2,933           (8)%
   Office                      1,655        1,732         (4)%         3,293         3,473           (5)%
   DMO                           462          512        (10)%           910         1,016          (10)%
   SOHO                           56           96        (42)%           126           219          (42)%
   Other                         409          459        (11)%           793           933          (15)%
                             -------      -------                    -------       -------
      Total                  $ 3,952      $ 4,283         (8)%       $ 7,810       $ 8,574           (9)%
                             =======      =======                    =======       =======
   Memo: Color               $   693      $   687          1 %       $ 1,312       $ 1,363           (4)%


Operating segment profit (loss) and margins were as follows (in millions):





                                                         Operating Segment Profit (Loss)
                            ------------------------------------------------------------------------         Segment Margin
                                                2001                                      2002           -----------------------
                            ------------------------------------------------     -------------------      Second        Second
                              First       Second      Third   Fourth    Full      First       Second      Quarter       Quarter
                             Quarter *   Quarter*    Quarter  Quarter   Year     Quarter*    Quarter*      2002           2001
                             -------     -------     -------  ------   -----     -------     --------     ------      -----------
   Production                 $112        $101       $ 73      $180     $466        $105        $125        9.1%         6.8%
   Office                       47          98         63       157      365          91         138        8.3%         5.7%
   DMO                         (70)          5        (12)      (48)    (125)         (5)          7        1.5%         1.0%
   SOHO                        (79)        (84)       (54)       22     (195)         27          15       26.8%       (87.5%)
   Other                        (1)        (42)      (101)       35     (109)       (112)        (47)     (11.5%)       (9.2%)
                             -----        -----      -----     ----     -----      ------       -----
     Total                    $  9        $ 78       $(31)     $346     $402        $106        $238        6.0%         1.8%
                             -----        -----      -----     ----     -----      ------       -----

   * See reconciliation to total Company pre-tax profit (loss) for the three and six months ended June 30, 2002 and 2001 included in Note 8 to the condensed consolidated financial statements.

     Note: For purposes of comparability, 2001 segment information has been adjusted to reflect a change in measurement of segment profit or loss that was implemented in 2002. The nature of the changes related primarily to corporate expense and other allocations associated with internal reorganizations made in 2002, as well as decisions concerning direct applicability of certain overhead expenses to the segments. The adjustments increased (decreased) full year 2001 revenues as follows: Production ($16), Office ($16), DMO ($1), SOHO $3 and Other $30. The full year 2001 segment profit was increased (decreased) as follows: Production $12, Office $24, DMO $32, SOHO $2 and Other ($70).

Production revenues include production publishing, production printing, color products for the production and graphic arts markets and light lens copiers over 90 pages per minute sold predominantly through direct sales channels in North America and Europe. Revenues in the second quarter of 2002 declined 8 percent (9 percent pre-currency) from the 2001 second quarter and declined 8 percent in the first half of 2002 compared to the same period in the prior year. Production monochrome declines reflect customer transition from light lens to digital offerings and the continued movement to distributed printing and electronic substitutes. Second quarter 2002 color production revenues were stable from the 2001 second quarter as accelerated growth in the DocuColor 2000 family and modest DocuColor 12 growth was offset by declines in prior generation color products reflecting continued marketplace competition. Color production revenues decreased in the first half 2002 from the 2001 first half, as growth from DocuColor 2000 products, was more than offset by declines in prior generation color products reflecting continued marketplace competition and the weak economy, particularly in the graphic arts market. In June 2002 we launched the DocuColor 2240 and 1632 Printers/Copiers, which deliver affordability and speed, with a benchmark cost for color pages of less than 10 cents a page. Improvements in operating costs are supported by a new emulsion aggregation (EA) color toner, which delivers superior quality and improved efficiency. Production revenues represented approximately 35 percent of total revenue in both the second quarters and first halves of 2002 and 2001.

Second quarter 2002 production segment profit increased by $24 million to $125 million and the segment margin improved by 2.3 percentage points to 9.1 percent. 2002 first half segment profit of $230 million increased by $17 million and the margin improved by 1.3 percentage points to 8.6 percent. Improvements reflect cost and expense benefits from our cost saving initiatives partially offset by increased R&D spending.

Office revenues include our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser printers, digital and light lens copiers under 90 pages per minute, and facsimile products sold through direct and indirect sales channels in North America and Europe. Second quarter 2002 revenues declined 4 percent (5 percent pre-currency) from the 2001 second quarter reflecting accelerating reductions in light lens revenues, particularly in North America, and reduced participation in very aggressively priced competitive bids and tenders in Europe. Monochrome revenues declined as growth in digital was insufficient to offset light lens declines. In June 2002 we launched the Document Centre 500 Series digital multifunction systems, which bring unparalleled productivity and features to small and mid-sized workgroups at significantly lower manufacturing costs. Digital devices now represent over 98 percent of our combined office light lens and digital equipment revenues. Strong office color revenue growth reflects excellent activity from our Phaser 6200 laser and Phaser 8200 solid ink color printers launched in May 2002. They are designed to fuel the migration to color in the office by offering cost and print quality advantages that make it practical to replace black-and-white printers. First half 2002 Office revenues declined 5 percent from the 2001 first half. Office revenues represented 42 percent of total revenue in the second quarter and first half of 2002 and 40 and 41 percent in the second quarter and first half of 2001, respectively.

Second quarter 2002 office segment profit increased by $40 million to $138 million and the segment margin improved by 2.6 percentage points to 8.3 percent. Segment profit increased by $84 million to $229 million in the first half of 2002 from the first half of 2001 and segment margin improved by 2.8 percentage points to 7.0 percent. Improvements reflect expense benefits from our cost saving initiatives and improved gross margins driven by our focus on more profitable revenue and improved manufacturing and service productivity.

DMO includes operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. DMO revenue declined 10 percent (8 percent pre currency) in the 2002 second quarter and 10% in the first half of 2002 compared to the same period in the prior year. Approximately half the decline was due to major economic disruptions in Argentina and Venezuela. In addition, revenue in Brazil declined due to the weak economy and our continued focus on liquidity and profitable revenue.

Second quarter 2002 DMO segment profit increased by $2 million to $7 million and the segment margin improved by 0.5 percentage points to 1.5 percent, despite increased unhedged currency losses of $26 million. Segment profit in the first half 2002 improved by $67 million to $2 million compared to the same period in the prior year. The improvements reflect significantly lower SAG spending resulting from our cost saving initiatives and lower second quarter bad debt provisions, offset by increased currency losses.

We announced our disengagement from our worldwide SOHO business in June 2001. SOHO revenues now consist primarily of consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. Second quarter and first half 2002 SOHO revenues declined 42 percent from 2001, primarily due to the absence of equipment revenue. Second quarter and first half 2002 profitability reflects continued sales of high margin consumables for the existing equipment population. We expect sales of these supplies to continue over the next few years, but will decline over time as the existing population of equipment is replaced.

Other includes revenues and costs associated with paper sales, Xerox Engineering Systems (XES), Xerox Connect, Xerox Technology Enterprises (XTE), our investment in Fuji Xerox, consulting and other services. Other also includes corporate items such as non-financing interest and other non-allocated costs. 2002 second quarter revenue declined 11 percent (13 percent pre currency) principally due to higher inter-segment revenue eliminations which are recognized in the Other operating segment (see Note 8 to the condensed consolidated financial statements). The increased loss in the second quarter of 2002 reflects higher advertising expense, higher professional fees related to the restatement and SEC settlement, partially offset by lower non-financing interest expense. Revenue declined 15 percent in the first half of 2002 compared to the first half of 2001 due to lower paper revenue and lower Xerox Connect revenues. The increased loss for the first half 2002 reflects a write-off of $72 million of impaired capitalized software in the first quarter of 2002, as well as higher advertising expense, unfavorable currency impacts and the SEC civil penalty, partially offset by lower non-financing interest expense and the gain on the Prudential demutualization.

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

In addition to the limited access to capital markets which resulted from our credit rating downgrades, we have been unable to access the public capital markets. This is because, as a result of the SEC investigation since June 2000 and the accounting issues raised by the SEC, the SEC Staff advised us that we could not make any publicly registered securities offerings. This additional constraint had the effect of limiting our means of raising funds to those of unregistered capital markets offerings and private lending or equity sources. Our credit ratings became even more important, since credit rating agencies often include access to other capital sources in their rating criteria.

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

As of August 8, 2002, our senior and short-term debt ratings and outlooks were as follows:

                 Senior
                  Debt                   Short Term
                 Rating                  Debt Rating             Outlook
                 ------                  -----------             -------
Moody's            B1                     Not Prime              Negative
S&P*              BB-/B+*                    B*                  Negative*
Fitch              BB-                       B                   Negative

* Effective June 11, 2002, S&P lowered our Corporate credit rating, and downgraded our senior debt, to BB- and maintained us on CreditWatch with Negative implications. Upon receipt of commitments from the banks who are party to our New Credit Facility, S&P affirmed our Corporate credit and senior secured debt ratings at BB-with a Negative Outlook, and downgraded our senior unsecured debt to B+.

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

New Credit Facility:

On June 21, 2002, we entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing the $7 billion Revolving Credit Agreement (the "Old Revolver"). At that time, we permanently repaid $2.8 billion of the Old Revolver. Accordingly, there is currently $4.2 billion outstanding under the New Credit Facility, consisting of three tranches of term loans totaling $2.7 billion and a $1.5 billion revolving facility that includes a $200 million letter of credit sub-facility. The three term loan tranches include a $1.5 billion amortizing "Tranche A" term loan, a $500 million "Tranche B" term loan, and a $700 million "Tranche C" term loan maturing on September 15, 2002. Xerox Corporation is currently, and will remain, the borrower of all of the term loans. The revolving loans are available, without sub-limit, to Xerox Corporation, Xerox Canada Capital Limited (XCCL), Xerox Capital Europe plc (XCE) and other foreign subsidiaries, as requested by us from time to time, that meet certain qualifications. We are required to repay a total of $400 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2003, and a total of $600 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2004. The remaining portions of the Tranche A and Tranche B term loans and the revolving facility contractually mature on April 30, 2005. We could be required to repay portions of the loans earlier than their scheduled maturities upon the occurrence of certain events, as described below. In addition, all loans under the New Credit Facility mature upon the occurrence of a change in control.

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

The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock, certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, hedging transactions, payment of dividends, intercompany loans and certain restricted payments, and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to Xerox Corporation in certain circumstances. The New Credit Facility does not affect our ability to continue to monetize receivables under the agreements with GE Capital and others, which are discussed below. No cash dividends can be paid on our Common Stock for the term of the New Credit Facility. Cash dividends may be paid on preferred stock provided there is then no event of default. In addition to other defaults customary for facilities of this type, defaults on debt of, or bankruptcy of, Xerox Corporation or certain subsidiaries would constitute defaults under the New Credit Facility.

The New Credit Facility also contains financial covenants which the Old Revolver did not contain, including:

     o    Minimum EBITDA, as defined (based on rolling four quarters)
     o    Maximum leverage (total adjusted debt divided by EBITDA)
     o    Maximum capital expenditures (annual test)
     o    Minimum consolidated net worth, as defined (quarterly test)

Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

We incurred total fees and expenses in connection with the New Credit Facility of approximately $125 million, the majority of which was paid at closing. These amounts will be deferred and amortized over the three year term of the New Credit Facility.
                                       29

Turnaround Program:

In 2000 we announced a global Turnaround Program which included initiatives to sell certain assets, improve operations and liquidity, and reduce annual costs by at least $1 billion. Through June 30, 2002, and since that time, we have made significant progress toward these objectives.

With respect to asset sale initiatives:

     o In the fourth quarter of 2000 we sold our China operations to Fuji Xerox, generating $550 million of cash and transferring $118 million of debt to Fuji Xerox.

     o In March 2001, we sold half of our interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash (we paid $346 million in taxes in March 2002 related to this sale).

     o In the fourth quarter of 2001, we received cash proceeds of $118 million related to the sales to Flextronics of certain of our manufacturing facilities, and in 2002 we received additional net cash proceeds of $53 million related to the sales of additional facilities under that agreement.

     o In July 2002, we sold all of our equity investment in Katun Corporation for approximately $67 million of cash.

With respect to operational and liquidity improvements, we have announced major initiatives with GE Capital and other vendor financing partners, and we have completed several transactions, including (1) implementation of third-party vendor financing programs in the Netherlands, the Nordic countries, Brazil, Mexico and Italy and (2) monetizations of portions of our existing finance receivables portfolios. We have several other similar transactions currently being negotiated, and we continue to actively pursue alternative forms of financing. These initiatives, when completed, are expected to significantly improve our liquidity going forward.

In connection with general financing initiatives:

     o During 2001, we retired $377 million of long-term debt through the exchange of 41.1 million shares of our common stock, which increased our net worth by $351 million.
     o In November 2001, we sold $1,035 million of Convertible Trust Preferred Securities, and placed $229 million of the proceeds in escrow to fund the first three-years' distribution requirements. Total proceeds, net of escrowed funds and transaction costs, were $775 million.
     o In January 2002, we sold $600 million of 9 3/4 percent Senior Notes and ((euro))225 million of 9 3/4 percent Senior Notes, for cash proceeds totaling $746 million, which is net of fees and original-issue discount. These notes mature on January 15, 2009, and contain several affirmative and negative covenants which are similar to those in the New Credit Facility. Taken as a whole, the Senior Notes covenants are less restrictive than the covenants contained in the New Credit Facility. In addition, our Senior Notes do not contain any financial maintenance covenants or scheduled amortization payments. The Senior Notes covenants (1) restrict certain transactions, including new borrowings, investments and the payment of dividends, unless we meet certain financial measurements and ratios, as defined, and (2) restrict our use of proceeds from certain other transactions including asset sales. In connection with the June 21, 2002 closing of the New Credit Facility, substantially all of our U.S. subsidiaries guaranteed these notes. In order to reduce the immediate cost of this borrowing, we entered into derivative agreements to swap the cash interest obligations under the dollar portion of these notes to LIBOR plus 4.44 percent. We will be required to collateralize any out-of-the-money positions on these swaps.
     o In July 2002, we retired $32 million of long-term debt through the exchange of 4 million shares of our common stock, which increased our net worth by a nominal amount.

In connection with vendor financing and related initiatives:

     o In 2001, we received $885 million in financing from GE Capital, secured by portions of our finance receivable portfolios in the United Kingdom, and in May 2002, we received an additional loan from GE Capital of $106 million secured by portions of our finance receivable portfolio in the U.K. At June 30, 2002, the remaining balances of these loans totaled $438 million.
     o In the second quarter 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus retained interests in certain finance receivables for total proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries.
     o In July 2001, we transferred U.S. lease contracts to a trust, which in turn sold $513 million of floating-rate asset-backed notes. We received cash proceeds of $480 million, net of $3 million of fees, plus a retained interest of $30 million, which we will receive when the notes are repaid, which we expect to occur in August 2003. The transaction was accounted for as a secured borrowing. At June 30, 2002, the remaining debt totaled $261 million.
     o In September 2001, we announced a U.S. Framework Agreement (the "USFA") with GE Capital's Vendor Financial Services group, under which GE Capital will become the primary equipment-financing provider for our U.S. customers. We expect funding under the USFA to be in place in 2002 upon completion of systems and process modifications and development.
     o In November 2001, we entered into an agreement with GE Capital which provides for a series of loans, secured by certain of our finance receivables in the United States, up to an aggregate of $2.6 billion, provided that certain conditions are met at the time the loans are funded. These conditions, all of which we currently meet, include maintaining a specified minimum debt rating with respect to our senior debt. In the fourth quarter of 2001, we received two secured loans from GE Capital totaling $1,175 million. Cash proceeds of $1,053 million were net of $115 million of escrow requirements and $7 million of fees. In March 2002, we received our third secured loan from GE Capital totaling $266 million. Cash proceeds of $229 million were net of $35 million of escrow requirements and $2 million of fees. In May 2002, we received our fourth secured loan from GE Capital, totaling $499 million. Cash proceeds of $496 million were net of $3 million of fees. At June 30, 2002, the remaining balances of these loans totaled $1,669 million.
     o In November 2001, we announced a Canadian Framework Agreement (the "CFA") with the Canadian division of GE Capital's Vendor Financial Services group, similar to the agreement in the U.S., under which GE Capital will become the primary equipment-financing provider for our Canadian customers. We expect the CFA to be completed in 2002. In February 2002 we received a $291 million loan from GE Capital, secured by certain of our finance receivables in Canada. Cash proceeds of $281 million were net of $8 million of escrow requirements and $2 million of fees. At June 30, 2002, the remaining balance of this loan was $266 million.
     o In the first quarter 2002, we formed a joint venture with De Lage Landen International BV (DLL) which manages equipment financing, billing and collections for our customers' equipment orders in the Netherlands. This joint venture began funding in the first quarter of 2002. DLL owns 51 percent of the venture and provides the funding to support new customer leases, and we own the remaining 49 percent of this unconsolidated venture.
     o In December 2001, we announced European framework agreements with GE Capital's European Equipment Finance group, under which GE Capital will become the primary equipment-financing provider for our customers in France and Germany. We expect these agreements to be completed in 2002.

     o In March 2002, we signed agreements with third parties in Brazil and Mexico under which those third parties will be our primary equipment financing provider in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.
     o In April 2002, we sold our leasing business in Italy to a third party for $200 million in cash plus the assumption of $20 million of debt. This sale is part of an agreement under which the third-party will provide on-going, exclusive equipment financing to our customers in Italy.
     o In May 2002, we received a $77 million loan from GE Capital, secured by certain of our finance receivables in Germany. Cash proceeds of $65 million were net of $12 million of escrow requirements. At June 30, 2002, the remaining balance of this loan was $68 million.

Cash and Debt Positions:

The following represents our aggregate debt maturity schedules by quarter for the remainder of 2002 and all of 2003 (in billions):

                                           2002            2003
                                          -----           -----
            First Quarter                                 $ 0.6
            Second Quarter                                  1.2
            Third Quarter                 $ 1.1             0.5
            Fourth Quarter                  1.0             1.4
                                          -----           -----
            Full Year                     $ 2.1           $ 3.7
                                          =====           =====

With $1.9 billion of cash and cash equivalents on hand at June 30, 2002, we believe our liquidity (including operating and other cash flows we will generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Additionally, as discussed throughout this Quarterly Report on Form 10-Q, we have reached a settlement with the SEC as to all matters that were under investigation. It is our expectation that the resolution of these matters will restore our ability to access the public capital markets and reduce our earlier reliance on other funding sources including non-public capital markets.

We believe our liquidity is sufficient to meet current and anticipated needs, including all scheduled debt maturities through at least the next twelve months. Our ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

We also expect that improvements in our debt ratings, and our related ability to fully access certain unsecured public debt markets, namely the commercial paper markets, will depend on (1) our ability to demonstrate sustained profitability growth and operating cash generation and (2) continued progress on our vendor financing initiatives. Until such time, we expect some bank lines to continue to be unavailable, and we intend to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds until full access to the unsecured public debt markets is restored.

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

Most of our SPE transactions were accounted for as borrowings, with the debt and related assets remaining on our balance sheets. Specifically, in addition to the July 2001 asset-backed notes transaction and the U.S. and Canadian loans from GE Capital discussed above, which utilized SPEs as part of their structures, as of June 30, 2002, we have entered into the following similar transactions which were accounted for as debt on our balance sheets:

     o In the third quarter 2000, Xerox Credit Corporation (XCC) securitized certain finance receivables in the United States, generating gross proceeds of $411 million. As of June 30, 2002, the remaining debt under this facility totaled approximately $72 million.
     o In 1999, XCC securitized certain finance receivables in the United States, generating gross proceeds of $1,150 million. At June 30, 2002, the remaining obligations in this facility had been substantially repaid.

We have also entered into the following SPE transactions which were accounted for as sales of receivables:

     o In 2000, Xerox Corporation and Xerox Canada Limited (XCL) securitized certain accounts receivable in the U.S. and Canada, generating gross proceeds of $315 million and $38 million, respectively. In December 2000, as a result of the senior debt downgrade by Moody's discussed above, both entities negotiated waivers with their respective counterparties to prevent the facilities from entering "wind-down" mode. As part of its waiver negotiation, Xerox Corporation reduced the size of its $315 million U.S. facility to a maximum of $290 million, of which $229 million was utilized at June 30, 2002. The May 2002 Moody's downgrade constituted an event of termination under this agreement, which we are currently renegotiating. Failure to successfully renegotiate the facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility, and our availability would wind down. In February 2002, the size of the Canadian facility was reduced in order to make certain receivables eligible under the GE Capital Canadian transaction described above. Also in February 2002, a downgrade of our Canadian debt by Dominion Bond Rating Service caused the Canadian counterparty to withdraw its waiver, in turn causing the remaining Canadian facility at that time to enter into wind-down mode. This facility was subsequently fully repaid.
     o In 1999, XCL securitized certain finance receivables, generating gross proceeds of $345 million. At June 30, 2002, the remaining obligations in this facility totaled $65 million, and we expect them to be fully paid in 2002. This is the only outstanding SPE transaction with recourse provisions that could be asserted against us.

In summary, at June 30, 2002, amounts owed by these receivable-related SPEs to their investors totaled $2,568 million, of which $294 million represented transactions we treated as asset sales, and the remaining $2,274 million is reported as Debt in our Condensed Consolidated Balance Sheet. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 6 to the Consolidated Financial Statements of our 2001 Annual Report. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 17 to the Consolidated Financial Statements in our 2001 Annual Report for a detailed description of these transactions.

Secured Debt - Summary:

The following table summarizes our secured and unsecured debt as of June 30, 2002 (in millions):

                                                                                                   June 30, 2002
                                                                                                   -------------
New Credit Facility - debt secured under the 20% net worth limitation                                $   925(1)
New Credit Facility - debt secured outside the 20% limitation                                            905
New Credit Facility - unsecured                                                                        2,370(1)
Debt secured by finance receivables                                                                    2,780(2)
Capital leases                                                                                            25
Debt secured by other assets                                                                              47
Senior Notes                                                                                             790
Subordinated debt                                                                                        614
Other Debt                                                                                             5,802
                                                                                                       -----
      Total Debt                                                                                     $14,258
                                                                                                     =======

(1) The amount of New Credit Facility debt secured under the 20% Consolidated Net Worth limitation represents an estimate based on Consolidated Net Worth at June 30, 2002 and an estimate of the amount of other debt, as defined, secured under the 20% limitation. Any change to the amount indicated would correspondingly change the amount of the unsecured portion of the New Credit Facility.

(2) Of this amount, $2,274 is secured by assets owned by SPEs.

Equity Put Options:

During 1999, we sold 0.8 million equity put options for proceeds of $0.4 million. Equity put options give the counterparty the right to sell our common shares back to us at a specified strike price. In January 2001, we paid $28 million to settle the put options we issued in 1999, which we funded by issuing
5.9 million unregistered common shares. There were no put options outstanding as of June 30, 2002.

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

At June 30, 2002 and 2001, cash and cash equivalents on hand totaled $1,891 million and $2,176 million, respectively, and total debt was $14,258 million and $16,581 million, respectively. Total debt net of cash (Net Debt) decreased by $408 million in the first half of 2002 and decreased by $2,482 million in the first half of 2001. The consolidated ratio of total debt to common and preferred equity was 5.5:1 and 6.4:1 as of June 30, 2002, and 2001, respectively. The decrease in this ratio in 2002 reflects the partial paydown of the Old Revolver in June 2002, offset partially by net losses and incremental borrowings during that twelve-month period, the proceeds of which were used to accumulate cash rather than being used to repay other debt.

The following summarizes our cash flows for the first six months of 2002 and 2001 as reported in our Condensed Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

                                                                            2001
                                                                2002      Restated
                                                                ----      --------

Operating Cash Flows .......................................   $   631    $   733
Investing Cash Flows .......................................       175      1,258
Financing Cash Usage .......................................    (2,945)    (1,514)
Effect of exchange rate changes on cash and cash equivalents        40        (51)
                                                               -------    -------
(Decrease) Increase in cash and cash equivalents ...........    (2,099)       426
Cash and cash equivalents at beginning of period ...........     3,990      1,750
                                                               -------    -------
Cash and cash equivalents at end of period .................   $ 1,891    $ 2,176
                                                               =======    =======

Excluding a 2002 tax payment of $346 million related to the 2001 sale of one-half of our interest in Fuji Xerox, operating cash flows for the six months ended June 30, 2002 improved compared to the prior year period. The resultant increase in operating cash flows was primarily the result of improvements in our management of working capital. Our performance related to finance and accounts receivable, accounts payable and other liabilities improved versus the prior year by over $400 million. This was partially offset by funding of operating restricted cash balances during 2002 of almost $150 million. Such funding did not exist in the prior year.

Investing cash flows for the six months ended June 30, 2002 largely consisted of proceeds from sales of our Italian leasing business of $200 and certain manufacturing locations to Flextronics of $53, partially offset by our capital spending and certain restricted cash requirements. Investing cash flows from the prior year period largely consisted of the $1,635 million of cash received from the sales of businesses, including Fuji Xerox and our leasing businesses in the Nordic European countries. These cash proceeds were partially offset by our capital spending as well as $255 million related to our funding of trusts to replace Ridge Reinsurance letters of credit.

Financing activities for the six months ended June 30, 2002 largely consisted of the $2.8 billion repayment under the renegotiated New Credit Facility, as well as other payments of maturing debt, offset by proceeds from the 9 3/4 Senior Notes offering and new secured borrowings from GE Capital. Financing activities for the 2001 period largely consisted of debt repayments as well as dividends on our common and preferred stock (which were suspended in the third quarter of 2001).

Refer to our EBITDA-based cash flows discussion below to understand the way we look at cash flows from a treasury and cash management perspective, and for explanations of cash flows for first quarter 2002 compared to 2001.

Historically, we separately managed the capital structures of our non-financing operations and our captive financing operations. Consistent with our continuing efforts to exit the customer equipment financing business, we now use EBITDA and operating cash flow to measure our liquidity, and we no longer distinguish between financing and non-financing operations in our liquidity management processes. We define EBITDA as earnings, excluding Finance income and before interest expense, income taxes, depreciation, amortization, minorities' interests, equity in income of unconsolidated affiliates, and non-recurring and non-operating items. We believe that EBITDA provides investors and analysts with a useful measure of liquidity generated from recurring operations. EBITDA is not intended to represent an alternative to either operating income or cash flows from operating activities (as those terms are defined in GAAP). While EBITDA is frequently used to analyze companies, the definition of EBITDA that we employ, as presented herein, may be different than definitions of EBITDA used by other companies.

EBITDA and the related cash flows presentation for the six months ended June 30, 2002 and 2001 (in millions):

                                                                             2002          2001
                                                                             ----        Restated
                                                                                         --------
Non-financing revenues ..................................................   $ 7,296      $ 7,996
Non-financing cost of sales .............................................     4,355        5,153
                                                                            -------      -------
        Non-financing gross profit ......................................     2,941        2,843

Research and development expenses .......................................      (470)        (508)
Selling, administrative and general expenses ............................    (2,279)      (2,369)
Depreciation and amortization expense, excluding goodwill
 and intangibles                                                                540          635
                                                                            -------      -------
        EBITDA ..........................................................       732          601
Working capital and other changes .......................................       (79)         217
Increase in on-lease equipment ..........................................       (91)        (181)
Cost of additions to land, buildings and equipment ......................       (71)        (121)
Cash payments for restructurings ........................................      (183)        (264)
Interest payments .......................................................      (334)        (606)
Equipment financing .....................................................     1,013          702
Debt repayments, net ....................................................    (2,949)      (1,419)
Dividends and other non-operating items .................................       (45)        (138)
Proceeds from divestitures ..............................................       (92)**     1,635
                                                                            -------      -------
        Net (decrease) increase in cash and cash equivalents ............   $(2,099)     $   426
                                                                            =======      =======

** Amount includes the tax payments associated with the Fuji Xerox sale explained below. Such amount is included in operating activities in our GAAP Condensed Consolidated Statement of Cash Flows.

EBITDA improved in the first six months in 2002 over the same period in 2001 driven by lower costs resulting from our productivity actions, partially offset by lower revenues. The decline in capital spending was due primarily to significant spending constraints. The decline in on-lease equipment spending reflected declining rental placement activity and populations, particularly in our older-generation light lens products. The investments in working capital were driven largely by an increase in restricted cash in 2002 related to secured borrowings, a slower pace of inventory reductions versus prior year, lower income tax refunds and a lower level of non-cash inventory and accounts receivable provisions versus the prior year.

Significantly lower interest payments in first half of 2002 reflected reductions of our debt levels together with lower market interest rates.

The increase in cash flow from Equipment financing in 2002 was driven by a continuing decrease of our finance receivable portfolio, resulting in greater net cash collections, as continuing lower equipment sales levels continue to result in a lower level of new finance receivable originations. Further, as the portfolio continues to decrease, we are generating lower levels of Finance income.

The net repayment of $2.9 billion of debt in the first half of 2002 includes the $2.8 billion payment we made to our group of banks in connection with the completion of the New Credit Facility.

Dividends and other non-operating items used $45 million of cash in 2002, compared to usage of $138 million in 2001. This improvement was due to cash savings resulting from our elimination and suspension of our common and Series B Preferred dividends, respectively, which we announced in July 2001. In 2002, we used $92 million of cash related to the sales of businesses, primarily due to the first quarter 2002 payment of taxes due on the 2001 sale of half our interest in Fuji Xerox, partially offset by the proceeds received from the second quarter 2002 sale of our leasing business in Italy. Cash restructuring payments were $183 million and $264 million in first half of 2002 and 2001, respectively. The status of the restructuring reserves is discussed in Note 5 to the Condensed Consolidated Financial Statements.

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

As described above, the downgrades of our debt during 2000, 2001 and 2002, together with the recently-concluded SEC investigation, significantly reduced our access to capital markets. Furthermore, several of the debt downgrades triggered various contractual provisions which required us to collateralize or repurchase a number of derivative contracts which were then outstanding. While we have been able to replace some derivatives on a limited basis, our current debt ratings restrict our ability to utilize derivative agreements to manage the risks associated with interest rate and some foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy. For this reason, we anticipate continued volatility in our results of operations due to market changes in interest rates and foreign currency rates.

READER'S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

The information set forth under the caption "Capital Resources and Liquidity" in
Item 2 above is hereby incorporated by reference in response to this Item.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          None.

Item 2.   Changes in Securities
-------   ---------------------

          None.

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          None.

Item 5.   Other Information
-------   -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)   Exhibits

               Exhibit 3(a) Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

                                Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the Year ended December 31, 1999.

                        (b) By-Laws of Registrant, as amended through September 1, 1992.

                                Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2001.

               Exhibit 4(d)(5)  Second Supplemental Indenture dated as
                                of July 30,2002 between Xerox Corporation
                                ("Xerox"),the Guarantors named therein and Wells Fargo Bank Minnesota, National Association ("Wells Fargo "),as Trustee, to the Indenture dated as of January 17, 2002 among Xerox and Wells Fargo, as trustee, as supplemented by the First Supplemental Indenture, dated as of June 21, 2002 between Xerox, the Guarantors named therein and Wells Fargo, as trustee, relating to Xerox's 9-3/4% Senior Notes due 2009 (denominated in U.S. Dollars).

               Exhibit 4(d)(6)  Second Supplemental Indenture dated as
                                of July 30,2002 between Xerox, the Guarantors named therein and Wells Fargo, as Trustee, to the Indenture dated as of January 17,2002 among Xerox and Wells Fargo, as trustee, as supplemented by the First Supplemental Indenture, dated as of June 21,2002 between Xerox, the Guarantors named therein and Wells Fargo, as trustee, relating to Xerox's 9-3/4% Senior Notes due 2009 (denominated in Euros).

                Exhibit 99.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

          (b)   Reports on Form 8-K.

                Current Reports on Form 8-K dated April 1, 2002, April 11, 2002 and June 21, 2002 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XEROX CREDIT CORPORATION

August 13, 2002                          BY: /S/ John F. Rivera
                                             --------------------
                                            John F. Rivera
                                            Vice President, Treasurer and
                                            Chief Financial Officer