Form 10-Q
period 2002-09-30
XEROX CREDIT CORP
filed 2002-11-12
CIK 351936

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from :_________ to _________

Commission file number:  1-8133

XEROX CREDIT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	06-1024525

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 First Stamford Place, Stamford, Connecticut	06904
(Address of principal executive offices)	(Zip Code)

(203) 325-6600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

7.20% Notes due 2012	New York Stock Exchange

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

Yes:	☒	No:	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of October 31, 2002

Common Stock	2,000

Forward–Looking Statements From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, intended or expected.  We do not intend to update these forward-looking statements.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements.  Such factors include, but are not limited to, the following:

Our liquidity is dependent upon the liquidity of our ultimate parent, Xerox Corporation (“XC”). Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of XC and its subsidiaries (collectively, “Xerox”).

Prior to 2002, Xerox financed approximately 80 percent of its equipment sales. To fund these arrangements, Xerox accessed the credit markets and used cash generated from operations. In 2001, XC announced several Framework Agreements with General Electric (“GE”), under which GE would become Xerox’s primary equipment-financing provider in the U.S., Canada, Germany and France. In connection therewith, in October 2002, XC completed an eight-year agreement in the U.S. (the “New U.S. Vendor Financing Agreement”), effective immediately, under which GE Vendor Financial Services became the primary equipment financing provider in the U.S., through monthly securitizations of Xerox’s new lease originations.  In addition to the $2.5 billion funded by GE prior to this transaction, which is secured by portions of Xerox’s current lease receivables in the U.S., the New U.S. Vendor Financing Agreement calls for GE to provide funding in the U.S., through 2010, of up to $5 billion, outstanding during any time, subject to normal customer acceptance criteria.  The New U.S. Vendor Financing Agreement also includes opportunities to increase financing levels over time, based on Xerox’s revenue growth.  Xerox is currently negotiating all of the other GE transactions contemplated under the respective Framework Agreements.

In anticipation of GE becoming the primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001 and our existing portfolio will ultimately run-off.  Further, pursuant to the New Credit Facility (discussed below), we are precluded from purchasing any new contracts receivable from XC in the future.  Xerox is considering monetizing portions of its existing U.S. finance receivables portfolio as it pursues alternative forms of financing, which could further reduce our portfolio.

The long-term viability and profitability of Xerox’s customer financing activities is dependent, in part, on Xerox’s ability to borrow and the cost of borrowing in the credit markets.  This ability and cost, in turn, is dependent on Xerox’s credit ratings.  Xerox is currently funding its customer financing activity from the aforementioned New U.S. Vendor Financing Agreement, cash generated from operations, as well as, from cash on hand, unregistered capital markets offerings and securitizations.  There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox continues to negotiate and implement third-party vendor financing programs and securitizations of portions of our existing finance receivable portfolios and Xerox continues to actively pursue alternative forms of financing including securitizations and secured borrowings.  These initiatives are expected to improve Xerox’s liquidity going forward. Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful implementation of Xerox’s third party financing initiatives.

The adequacy of Xerox’s continuing liquidity depends on its ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales, including sales or securitizations of Xerox’s receivables portfolios.  Xerox believes its liquidity (including operating and other cash flows it will generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain positive liquidity going forward is highly dependent on achieving its expected operating results, including capturing the benefits from restructuring activities, and continuing to complete announced vendor financing and other initiatives that are discussed in this Quarterly Report on Form 10-Q. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on Xerox’s liquidity and operations, and could require Xerox to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and if necessary, restructuring existing debt. Because we are dependent upon XC for our liquidity, any such material adverse effect on Xerox’s liquidity and operations could also have a material adverse effect on our liquidity and operations.

As announced on June 21, 2002, Xerox successfully completed the renegotiation of its $7 billion Revolving Credit Agreement (the “Old Revolver”). Of the original $7 billion in loans outstanding under the Old Revolver, $3.5 billion has now been repaid (including all of our $1.02 billion of then outstanding) and the remaining $3.5 billion is outstanding under the new Amended and Restated Credit Agreement (the “New Credit Facility”). The New Credit Facility requires principal payments as well as prepayments in the case of certain events. A full discussion of these terms and the final maturity dates of the various loans is included in Note 7 and the Capital Resources and Liquidity section in this Quarterly Report on Form 10-Q. We cannot borrow under the New Credit Facility, and we are also precluded from purchasing new contracts from XC.  Subject to certain limits, all obligations under the New Credit Facility are secured by liens on substantially all domestic assets of XC and by liens on the assets of substantially all of its U.S. subsidiaries (excluding us) and are guaranteed by substantially all of its U.S. subsidiaries (including us).  Our guaranty of obligations under the New Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 21, 2002. In connection with the New Credit Facility, substantially all of XC’s U.S. subsidiaries (including us) also guaranteed XC’s $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009 (collectively, the “Senior Notes”).

The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock; certain fundamental changes, as defined; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, as defined, and excess cash, as defined, of ours to XC in certain circumstances.  It also contains additional financial covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBIDTA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. However, XC is, and expects to remain, in full compliance with the covenants and other provisions of the New Credit Facility. The Senior Notes contain several similar, though generally less restrictive, affirmative and negative covenants of Xerox.

Any failure of Xerox to be in compliance with any material provision of the New Credit Facility or the Senior Notes could have a material adverse effect on XC’s liquidity and operations and, because we are dependent upon XC for our liquidity and have guaranteed the obligations of XC under the New Credit Facility and the Senior Notes, such failure by XC to be in compliance could also have a material adverse effect on our liquidity and operations.

XEROX CREDIT CORPORATION
Form 10-Q
September 30, 2002

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

XEROX CREDIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)

	September 30, 2002	December 31, 2001

	(UNAUDITED)
ASSETS
Cash and cash equivalents	$—	$—
Investments:
Contracts receivable	1,500	3,244
Unearned income	(134)	(331)
Allowance for losses	(37)	(78)

Total investments	1,329	2,835
Notes receivable - Xerox and affiliates	1,873	1,377
Derivative and other assets	43	76

Total assets	$3,245	$4,288

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable within one year:
Current portion of notes payable after one year	851	1,630
Current portion of secured borrowing	38	130
Notes payable after one year	1,547	1,743
Secured borrowing due after one year	—	24
Due to Xerox Corporation, net	44	40
Accounts payable and accrued liabilities	21	10
Derivative liabilities	6	53

Total liabilities	2,507	3,630

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained earnings	496	424
Accumulated other comprehensive income	—	(8)

Total shareholder’s equity	738	658

Total liabilities and shareholder’s equity	$3,245	$4,288

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001*

Earned income:
Contracts receivable	$38	$91	$149	$338
Xerox note receivable	20	—	76	—

Total earned income	58	91	225	338

Expenses:
Interest	27	63	96	224
Derivative fair value adjustments, net	5	15	6	22
General and administrative	1	3	5	9

Total expenses	33	81	107	255

Income before income taxes	25	10	118	83
Provision for income taxes	10	4	46	32

Net income before cumulative effect of change in accounting principle	15	6	72	51
Cumulative effect of change in accounting principle (less income tax benefit of $1)	—	—	—	(3)

Net income	$15	$6	$72	$48

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

*As Restated, see Note 2.

XEROX CREDIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In Millions)

	Nine Months Ended September 30,

	2002	2001*

Cash Flows from Operating Activities
Net income	$72	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on derivative instruments	4	16
Net change in other operating assets and liabilities	2	3
Net change in Derivative collateralization	40	—
Net change in due to Xerox Corporation, net	4	(31)

Net cash provided by operating activities	122	36

Cash Flows from Investing Activities
Purchases of investments	—	(908)
Proceeds from investments	1,094	2,145
Advances to Xerox, net	(440)	—
Proceeds from sales of contracts receivable	410	—
Proceeds from sale of other assets	—	28

Net cash provided by investing activities	1,064	1,265

Cash Flows from Financing Activities
Change in commercial paper, net	—	(32)
Payments on notes with Xerox and affiliates, net	—	(1,042)
Principal payments on long-term debt	(1,186)	(227)

Net cash used in financing activities	(1,186)	(1,301)

Change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

* As restated, see Note 2.

XEROX CREDIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation:

The unaudited condensed consolidated interim financial statements presented herein have been prepared by Xerox Credit Corporation (referred to below as “us”, “we” or “our”) in accordance with the accounting policies described in our 2001 Annual Report on Form 10-K (the 2001 Annual Report) and the interim period reporting requirements of Form 10-Q.  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  You should read the unaudited condensed consolidated financial statements in conjunction with such 2001 Annual Report and the notes thereto.

In our opinion, all adjustments which are necessary for a fair presentation for the interim periods presented have been made.  Interim results of operations are not necessarily indicative of the results for the full year.

The prior year’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2001 have been restated (See Note 2 to these Condensed Consolidated Financial Statements).

We and Xerox Corporation (“XC”) engage in extensive intercompany transactions and we receive most of our operational and administrative support from XC.  By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity - Our liquidity is dependent upon the liquidity of our ultimate parent, XC (XC, together with its subsidiaries, “Xerox”). Accordingly, the following is a disclosure regarding the liquidity of both Xerox and us, even if it does not directly affect our liquidity.

Xerox manages its worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which Xerox operates, (2) the legal requirements of the agreements to which XC’s subsidiaries are parties and (3) the policies and cooperation of the financial institutions Xerox utilizes to maintain such cash management practices.  Beginning in 2000, Xerox-specific business challenges, which were discussed in the 2001 Annual Report, were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending.  Together, these conditions negatively impacted XC’s liquidity, which led to a series of credit rating downgrades from 2000 to 2002, eventually to below investment grade.  Consequently, Xerox’s access to capital and derivative markets has been restricted.  The downgrades also required Xerox to cash-collateralize certain derivative and securitization arrangements to prevent them from terminating, and to immediately settle terminating derivative contracts.   Additionally, Xerox is required to maintain minimum cash balances in escrow on certain borrowings and letters of credit.  These minimum cash balances are restricted and are, therefore, not considered cash or cash equivalents, but rather, are included in either Deferred taxes and other current assets or Other long-term assets, as appropriate, in the Condensed Consolidated Balance Sheets of Xerox.

In addition, the Securities and Exchange Commission (“SEC”) would not allow Xerox to publicly register any securities offerings while their investigation, which commenced in June 2000, was ongoing.  This additional constraint essentially prevented Xerox from raising funds from sources other than unregistered capital markets offerings and private lending or equity sources.  Xerox’s credit ratings, which were already under pressure, then came under even greater pressure since credit rating agencies often include access to other capital sources in their rating criteria.

XEROX CREDIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While the conclusion of the SEC investigation removes Xerox’s previous inability to access public capital markets, Xerox expects its ability to access unsecured credit sources to remain restricted as long as its credit ratings remain below investment grade, and Xerox expects its incremental cost of borrowing to increase as a result of such credit ratings.

In June 2002, Xerox entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing its prior $7 billion facility (the “Old Revolver”). At that time, Xerox permanently repaid $2.8 billion of the Old Revolver (including all of our $1.02 billion then outstanding).  The New Credit Facility ($3.5 billion outstanding as of September 30, 2002) consists of two tranches of term loans totaling $2.0 billion and a $1.5 billion revolving facility that includes a currently unutilized $200 letter of credit sub-facility.  XC is currently, and expects to remain, the borrower of the term loans. We are not and cannot borrow under the New Credit Facility. In addition, the New Credit Facility prohibits us from purchasing any new contracts receivable from XC.

The New Credit Facility is discussed in more detail under “Liquidity, Financial Flexibility and Funding Plans” of the portions of XC’s Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) included in our MD&A in this Report on Form 10-Q and in more detail in Note 12 to our consolidated financial statements included in our 2001 Form 10-K Report.  The New Credit Facility contains more stringent financial covenants than the Old Revolver, including the following:

•	Minimum EBITDA, as defined (based on rolling four quarters)
•	Maximum leverage (total adjusted debt divided by EBITDA)
•	Maximum capital expenditures (annual test)
•	Minimum consolidated net worth, as defined (quarterly test)

Failure to be in compliance with any material provision of the New Credit Facility or the Senior Notes could have a material adverse effect on Xerox’s financial position, results of operations and cash flows and, because we are dependent upon XC for our liquidity and we have guaranteed XC’s obligations under the New Credit Facility and the Senior Notes, such failure by XC to be in compliance could also have a material adverse effect on our financial position, results of operations and cash flows.

In 2000, Xerox announced a global restructuring program, which included initiatives to improve liquidity.  In connection with this, Xerox decided to exit the financing business wherever practical in order to reduce its consolidated debt levels and accelerate the liquidity that is included in the finance receivable portfolios.  These initiatives have proven to be time-consuming due to the generally complex nature of leasing, complicated further by specific legal and regulatory requirements and competitive considerations in each of the countries and jurisdictions in which Xerox operates. In jurisdictions where a full exit from the financing business has proven to be impractical, or where such an exit would potentially interfere with Xerox’s desire to offer a full bundled solution to its customers, Xerox is pursuing other more conventional funding alternatives.  These alternatives, while not structured as full exits from the financing business, will nevertheless provide adequate liquidity and reduce Xerox’s funding requirements relative to those operations.

XEROX CREDIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to exiting the financing business, other restructuring initiatives included selling certain assets, improving operations, and reducing annual costs.  These initiatives are expected to significantly improve Xerox’s liquidity going forward. Xerox has (1) securitized portions of its existing finance receivables portfolios, (2) implemented vendor financing programs with third parties in the United States, the Netherlands, the Nordic countries, Brazil, Mexico and Italy, (3) announced major initiatives with General Electric (“GE”) and other third party vendors to finance its customer equipment purchases in other countries (including the completion of the New U.S. Vendor Financing Agreement) and (4) sold several non-core assets.

With $2.3 billion of Cash and cash equivalents on hand at September 30, 2002, Xerox believes its liquidity (including operating and other cash flows it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Xerox’s ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from additional restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on Xerox’s liquidity and operations, and could require Xerox to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt. Because we are dependent upon XC for our liquidity, any such material adverse effect on Xerox’s liquidity and operations could also have a material adverse effect on our liquidity and operations.

Xerox also expects that its ability to fully access commercial paper and other unsecured public debt markets will depend upon improvements in its debt ratings, which in turn depend on (1) its ability to demonstrate sustained profitability growth and operating cash generation and (2) continued progress on its vendor financing initiatives. Until such time, Xerox expects some bank lines to continue to be unavailable, and Xerox intends to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds until full access to the unsecured public debt markets is restored.

(2)  Correction of Error in Comparative Financial Statements:

Our 2001 year-to-date unaudited condensed consolidated financial statements have been restated to reflect a correction to interest expense resulting from an error in calculating accrued interest on an interest rate swap in 2000.  The correction was also reflected in the annual 2000 consolidated financial statements, as restated.  A summary of the restated amounts are as follows:

(in millions)	Year-to-Date September 30, 2001 As Reported	Adjustment		Year-to-Date September 30, 2001 Restated

Interest Expense	$229	5		$224
Net Income	45	3	*	48

* Net of $2 million of taxes

XEROX CREDIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(4)  Accounting Changes:

In 2001 and 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 “Business Combinations,” No. 142 “Goodwill and Other Intangible Assets,” No. 143 “Accounting for Asset Retirement Obligations,” No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” and No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We have adopted, or are planning to adopt, each of these statements as required, but we do not expect any of these statements to have any significant impact on our financial reporting because we do not have any transactions that are affected by these statements.

(5)  Sales of Contracts Receivable:

In November 2001, XC entered into an agreement with GE providing for the sale by XC, from time-to-time, of certain lease contracts in the U.S. to a special purpose entity (SPE) of XC, against which GE would provide a series of secured loans, up to a maximum amount of $2.6 billion (“Monetization Agreement”).  In connection with the Monetization Agreement, during the third   quarter and first nine months of 2002 we sold to XC an aggregate of $157 million and $410 million, respectively, of contracts receivable.  The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value.  We have no continuing involvement nor retained interests in the receivables sold and all the risk of loss in such receivables  was transferred back to XC.

XEROX CREDIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Notes Receivable - Xerox and affiliates:

We have made in the past, and will continue to make, demand loans to XC of all proceeds from the sale or collection of our receivables. Any of our cash balance which exceeds our ordinary course expenses and our debt and other obligations maturing within the then current quarter may continue to be loaned to XC as demand loans, consistent with the requirements of the New Credit Facility. As of September 30, 2002 and December 31, 2001, demand loans to XC totaled $1,873 million and $1,377 million, respectively.  These loans bear interest at a rate equal to two percent plus the average of the H.15 Two-Year Swap Rate and H.15 Three-Year Swap Rate (each as defined in the master demand note dated November 20, 2001(“Master Demand Note”) between XC and us).  Consistent with the provisions of the New Credit Facility, we will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations and fund our operations. A copy of the Master Demand Note is filed as an exhibit to our Annual Report on Form 10-K for the Year Ended December 31, 2001.

The H.15 is a Federal Reserve Board Statistical Release (published weekly) which contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments.

(7)  Notes Payable:

Subject to certain limits, all obligations under the New Credit Facility are secured by liens on substantially all domestic assets of XC and by liens on the assets of substantially all of its U.S. subsidiaries (excluding us) and are guaranteed by substantially all of XC’s U.S. subsidiaries, including us.  Our guaranty is subordinated to all of our capital markets debt outstanding as of June 21, 2002. In connection with the New Credit Facility, we also guaranteed XC’s Senior Notes. Accordingly, information is presented below relating to the New Credit Facility.

On June 21, 2002, Xerox entered into the New Credit Facility, which replaced its $7 billion credit facility which had a stated maturity date of October 2002 (the “Old Revolver”). In connection with entering into the New Credit Facility, Xerox made a partial pay down on the Old Revolver of $2.8 billion (including all of our $1.02 billion then outstanding)and a scheduled payment of $700 million on September 13, 2002. Accordingly, as of September 30, 2002, $3.5 billion was outstanding under the New Credit Facility, consisting of two tranches of term loans totaling $2.0 billion term loan (Tranche A and Tranche B) and a $1.5 billion revolving facility (the “Revolving Facility”), which may be repaid and reborrowed. Within the Revolving Facility is a $200 letter of credit facility, which remains unutilized. XC is currently and expects to remain the borrower of the term loans.  The New Credit Facility is available to XC, without sub-limit and to certain subsidiaries, including Xerox Canada Capital Limited, Xerox Capital Europe plc, and other foreign subsidiaries as defined.

As of September 30, 2002, the contractual maturities of the loans under the New Credit Facility were as follows:

	2003	2004	2005	Total

Tranche A term loan	$400	$600	$500	$1,500
Tranche B term loan	5	5	490	500
Revolving loans	—	—	1,500	1,500

Total	$405	$605	$2,490	$3,500

XEROX CREDIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

XC could be required to repay portions of these loans earlier than their scheduled maturities with specified percentages of any proceeds it receives from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility, except that the revolving loan commitment cannot be reduced below $1 billion after repayment of the Tranche loans, as a result of such prepayments. Additionally, all loans under the New Credit Facility become due and payable upon the occurrence of a change in control.

The New Credit Facility loans generally bear interest at LIBOR plus 4.50 percent, except that the Tranche B term loan bears interest at LIBOR plus a spread that varies between 4.00 percent and 4.50 percent, depending on the amount secured. In addition, the interest spread on the Tranche B loan is subject to adjustment based upon the amount secured.

The final stated maturity of the New Credit Facility is April 30, 2005.

(8)  Joint Venture:

On May 1, 2002, Xerox Capital Services, LLC (XCS), XC’s U.S. venture with GE, became operational.  XCS, a consolidated entity of XC, manages Xerox’s customer administration and leasing activities in the U.S. including credit approval, order processing, billing and collections. Upon commencement of the XCS joint venture, XCS replaced XC as the provider of billing, collection and other administrative services to us.   Accordingly, subsequent to May 2002, we pay a fee to XCS rather than to XC for these services. The rate paid per contract is expected to be equal to the rate we formerly paid to XC.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC’s MD&A.  Each MD&A, or portion thereof, is separately presented.  Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Until July 2001, our sole business was to purchase non-cancelable contracts receivable arising from installment sales and lease contracts originated by the domestic marketing operations of XC.  Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us.  However, in anticipation of the agreements between XC and GE, we stopped purchasing new contracts receivable from XC effective July 1, 2001.  Our existing portfolio of contracts receivable will ultimately run-off or we will sell contracts back to XC as part of its continued monetization efforts.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertook the purchases noted above. Income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the Master Demand Note.

Total earned income was $58 million and $91 million for the third quarter of 2002 and 2001, respectively, and $225 million and $338 million for the first nine months of 2002 and 2001, respectively.  Contracts receivable income declined by $53 million and $189 million for the third quarter and first nine months of 2002,respectively, compared to the third quarter and first nine months of 2001 reflecting the decrease in the portfolio of contracts receivable as a result of our decision to discontinue purchasing receivables from XC in July 2001 as well as the sales of receivables back to XC in 2001 and 2002. Earned income of $20 million and $76 million in the third quarter and first nine months of 2002, respectively, on the XC Master Demand Note partially offset the decline in contracts receivable income.

Interest expense was $27 million and $63 million for the third quarter of 2002 and 2001, respectively, and $96 million and $224 million for the first nine months of 2002 and 2001, respectively.  The decrease reflects lower debt levels, as collections and sales of existing receivables together with our cessation of new contract purchases have allowed us to reduce our debt. Further, as a result of most of our match funding swaps (pay fixed/receive variable) either maturing or terminating in 2001 and 2002, the majority of our debt bears interest at variable rates and therefore we benefited from the lower interest rates in the third quarter and first nine months of 2002 as compared to the third quarter and first nine months of 2001.

The mark-to-market valuation of our interest rate derivatives resulted in a net loss of $5 million for the third quarter and a net loss of $6 million in the first nine months of 2002 as compared to a net loss of $15 million and $22 million in the third quarter and first nine months of 2001, respectively. The year-to-date loss in 2002 primarily reflects the accretion of the loss booked at the adoption of SFAS No. 133 in Accumulated Other Comprehensive Income for our match funding (pay fixed/receive variable) swaps. This was partially offset by net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. While all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

General and administrative expenses were $1 million and $3 million for the third quarters of 2002 and 2001, respectively, and $5 million and $9 million for the year to date periods of 2002 and 2001, respectively. These expenses are primarily incurred to administer the contracts receivable purchased from XC.  The decline reflects the lower level of receivables in 2002 compared to the prior year level.

The effective income tax rate for the third quarter of 2002 was 38.9%, which is unchanged from the third quarter and full year of 2001.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

XC manages our cash and liquidity resources as part of its U.S. cash management system. Accordingly, any cash we generate is remitted to XC, and we do not maintain cash balances.  Our liquidity is dependent on the continued liquidity of XC.  Due to our cessation of receivables purchases from XC in 2001 and our decision to run-off or sell our existing portfolio of contracts receivable, funds collected since mid-2001 have been loaned to XC under an interest bearing Master Demand Note.  We have made in the past, and will continue to make, demand loans to XC of all proceeds from the sale or collection of our receivables. Any of our cash balance which exceeds our ordinary course expenses and our debt and other obligations maturing within the then current quarter may continue to be loaned to XC as demand loans, consistent with the requirements of the New Credit Facility. We will continue to demand repayment of these loan amounts by XC as and to the extent necessary to repay our maturing debt obligations and fund our operations.

Net cash provided by operating activities was $122 million in the first nine months  of  2002 compared to $36 million in the first nine months of 2001. The increase was primarily due to $40 million reduction in the cash collateral requirements on certain cross-currency derivative contracts. In addition, higher net income due primarily to lower interest expense also contributed to the increase. The adjustment for the net change in the Due to Xerox Corporation account of $4 million in the first nine months of 2002 compared to $(31) million in the first nine months of 2001 is primarily the result of the timing of income tax accruals due to Xerox versus payments made.

Net cash provided by investing activities was $1,064 million in the first nine months of 2002 compared to $1,265 million in the first nine months of 2001.  Both amounts reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001. Accordingly, net collections from investments were $1,094 million and $1,237 million in 2002 and 2001, respectively, as new purchases of investments ceased in the second quarter of 2001. 2002 also reflects proceeds of $410 million from the sale of receivables back to XC as described in Note 5 to the Condensed Consolidated Financial Statements. In 2002, contract collections and proceeds from the sale of receivables were partially offset by net advances to XC as required and described in Note 6.  The advances to XC reflect our receipt of $1,020 million from XC in the second quarter that we used to repay our revolver debt in connection with XC’s negotiation of the New Credit Facility as described in Note 7. 2001 includes $28 million associated with the sale of certain assets.

In connection with XC’s Monetization Agreement with GE, during 2002, we sold back to XC an aggregate of $410 million of contracts receivable.  The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value.  We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC. XC continues to pursue alternative forms of financing including monetization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable.  Any such future monetizations by XC could further reduce our portfolio if we sell contracts receivable back to XC.  Any funds received on such sales will be loaned to XC under the interest bearing Master Demand Note.

The changes in operating and investing cash flows resulted in net cash used in financing activities of $1,186 million in the first nine months of 2002 compared to $1,301 million in the first nine months of 2001. 2002 reflects principal payments on long-term debt, primarily the $1,020 million repayment of our revolver debt, as no proceeds from new debt were received. 2001 reflects payments on notes with Xerox and affiliates and principal payments on long-term debt of $1,042 million and $227 million, respectively. 2001 also includes payments of $32 million on commercial paper.

As of September 30, 2002, we had approximately $2.4 billion of debt outstanding of which approximately $600 million is expected to be paid in the fourth quarter of 2002.  We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet our remaining maturing obligations.

New Credit Facility
On June 21, 2002, Xerox entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing the prior $7 Billion Revolving Credit Agreement (the “Old Revolver”).  On June 21, 2002 we repaid the entire $1.02 billion we owed under the Old Revolver in connection with the New Credit Facility.  We are not, and will not become, a borrower under the New Credit Facility.  In addition, the New Credit Facility prohibits us from purchasing any new contracts receivable from XC.

The New Credit Facility ($3.5 billion outstanding as of September 30, 2002) consists of two tranches of term loans totaling $2.0 billion and a $1.5 billion revolving facility that includes a currently unutilized $200 million letter of credit sub-facility. XC is currently, and expects to remain, the borrower of the term loans. The revolving loans are available, without sub-limit, to Xerox Corporation and to Xerox Canada Capital Limited (XCCL), Xerox Capital Europe plc (XCE), and other foreign subsidiaries as defined.  The size and contractual maturities of the loans are as follows ($ millions):

(In millions)	2003	2004	2005	Total

Tranche A Term Loan	$400	$600	$500	$1,500
Tranche B Term Loan	5	5	490	500
Revolving loans	0	0	1,500	1,500

Total	$405	$605	$2,490	$3,500

XC could be required to repay portions of the loans earlier than their scheduled maturities with specified percentages of any proceeds Xerox receives from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility, except that the revolving loan commitment cannot be reduced below $1 billion as a result of such prepayments. Additionally, all loans under the New Credit Facility become due and payable upon the occurrence of a change in control.

Financial Risk Management

We are exposed to market risk from changes in interest rates and foreign currency exchange rates that could affect our results of operations and financial condition.  We have historically entered into certain derivative contracts, including interest rate swap agreements and foreign currency swap agreements, to manage interest rate and foreign currency exposures.  However, the recent downgrades of our and XC’s indebtedness have effectively eliminated our ability to manage this exposure as our ability to currently enter into new derivative contracts is severely constrained. Furthermore, the debt downgrades triggered various contractual provisions, which required us to collateralize or repurchase a number of derivative contracts, which were then outstanding. While we have been able to replace some derivatives on a limited basis, our current debt ratings restrict our ability to utilize derivative agreements to manage the risks associated with interest rate and some foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy described below. For this reason, we anticipate volatility in our results of operations due to market changes in interest rates and foreign currency rates. Therefore, while our overall risk management strategy is as explained below, our ability to employ that strategy effectively has been severely limited. Any further downgrades of XC’s or our debt could further limit our ability to execute this risk management strategy effectively.

To assist in managing our interest rate exposure and match funding our principal assets, we had routinely used certain financial instruments, primarily interest rate swap agreements to manage interest rate exposure, although the recent downgrades of our indebtedness have limited our ability to manage this exposure. Virtually all customer financing assets earn fixed rates of interest. Accordingly, through the use of interest rate swaps in conjunction with the contractual maturity terms of outstanding debt, we “lock in” an interest spread by arranging fixed- rate interest obligations with maturities similar to the underlying assets.  This practice effectively eliminates the risk of a major decline in interest margins resulting from adverse changes in the interest rate environment.  Conversely, this practice also effectively eliminates the opportunity to materially increase margins when interest rates are declining. More specifically, pay-fixed/receive-variable interest rate swaps are often used in place of more expensive fixed-rate debt for the purpose of match funding fixed-rate customer contracts. Pay-variable/receive-variable interest rate swaps (basis swaps) are used to transform variable rate, medium-term debt into commercial paper or local currency LIBOR rate obligations. Pay-variable/receive-fixed interest rate swaps are used to transform term fixed- rate debt into variable rate obligations. Where possible, the transactions performed within each of these three categories have enabled the cost- effective management of interest rate exposures. We do not enter into derivative instrument transactions for trading purposes and employ long- standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited match funding and liquidity objectives.

Parent Company Disclosures
Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations,  including Capital Resources and Liquidity, as reported in the Xerox  Corporation Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT.  SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION.  ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY.  ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002 FILED SEPARATELY WITH THE SEC.

Revenue
Total third quarter 2002 revenues of $3.8 billion declined 6 percent from $4.1 billion in the 2001 third quarter, representing a reduced rate of decline from prior periods, as equipment sale declines moderated reflecting the success of our new product launches in several of our target markets.  Approximately half the total revenue decline was due to our second half 2001 exit from the Small Office/Home Office (“SOHO”) business and declines in our Developing Markets Operations (“DMO”) as we continue to prioritize profitable revenue.  The rest of the decline reflects continued economic weakness and marketplace competition as production monochrome and office light-lens declines were only partially offset by growth in the key areas of office monochrome digital multifunction, as well as production and office color.  Cost and expense actions, consistent with improving our business model, enabled further progress in gross margins and reduced selling, administrative and general (“SAG”) expenses.

Total revenues of $11.6 billion declined 8 percent from $12.6 billion in the nine months ended September 30, 2002. Approximately one third of the year-to-date decline was due to declines in SOHO and DMO. The remaining decline occurred in all operating segments reflecting the effects of lower equipment population in most geographies, competitive pressures, a weak economic environment and our focus on more profitable revenue. Growth in digital multifunction and production and office color were more than offset by declines in production and office monochrome, particularly in light-lens.

Net Income (Loss)
Third quarter 2002 net income of $105 million or five cents per diluted share included after-tax restructuring charges of $49 million ($63 million pre-tax).  The third quarter 2001 net loss of $64 million, or nine cents per diluted share, included after-tax restructuring charges of $47 million ($63 million pre-tax), net after-tax losses from foreign unhedged currency exposures of $38 million ($59 million pre-tax) and after-tax goodwill amortization of $15 million ($16 million pre-tax) that was amortized prior to our adoption of SFAS No.142.

Net income for the nine months ended September 30, 2002 was $152 million, or eleven cents per diluted share compared with $62 million or seven cents per diluted share for the same period in the prior year. Net income for the nine months ended September 30, 2002 included after-tax restructuring charges of $191 million ($262 million pre-tax) and an after-tax charge of $44 million ($72 million pre-tax) for permanently impaired capitalized software and net after tax losses from currency exposures of $53 million ($69 million pre-tax). Net income for the nine months ended September 30, 2001 included the following items: a $300 million after-tax gain ($769 million pre-tax) on the sale of half our interest in Fuji Xerox, after-tax restructuring charges of $350 million ($487 million pre-tax), after-tax goodwill amortization of $46 million ($49 million pre-tax), an after-tax gain of $36 million ($59 million pre-tax) reflecting the early extinguishment of debt and net after-tax losses from unhedged foreign currency exposures of $4 million ($8 million pre-tax).

As previously disclosed in our 2001 Annual Report, beginning in the second quarter of 2001, the Board of Directors suspended the dividend on the

Company’s Preferred Stock held by its Employee Stock Ownership plan (“ESOP”). The ESOP is required to be funded by a combination of dividends and compensation payments over the term of the plan for pre-determined amounts each period. The dividends do not affect our income statement, while compensation is recorded as expense in our income statement.  In order to meet ESOP debt service requirements since dividends were suspended, we incurred additional ESOP-related compensation expense for each period that the dividends were not declared.  On September 9, 2002, the Board of Directors declared preferred dividends totaling $67 million. This resulted in a reversal of the previously recorded compensation expense through the third quarter 2002and a corresponding increase to net income of $63 million.  There is no corresponding earnings per share (“EPS”) improvement since the EPS calculation requires deduction of dividends declared from reported net income in arriving at income available to common shareholders.

Operations Review

Pre-Currency Amounts

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjusted growth as “pre-currency growth.”   Latin American results are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments.

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 7 percent weaker in the 2002 third quarter than in the 2001 third quarter and 2 percent weaker on a year-to-date basis than in the comparable period of the prior year.  As a result, foreign currency translation favorably impacted revenue growth by approximately 2 percentage points in the third quarter 2002 and one percentage point for the first nine months of 2002.

Revenues by Type

Year-over-year post currency percent increases (decreases) by type of revenue on a quarterly basis were as follows:

	2001					2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter (2)	Second Quarter (2)	Third Quarter

Equipment sales (1)	(10)%	(20)%	(19)%	(21)%	(18)%	(17)%	(12)%	(9)%
Post sale and other revenue (1)	(5)%	(7)%	(6)%	(8)%	(6)%	(8)%	(6)%	(5)%
Finance Income	1%	(1)%	(7)%	(5)%	(3)%	(10)%	(13)%	(10)%
Total Revenue	(6)%	(10)%	(9)%	(12)%	(9)%	(10)%	(8)%	(6)%

(1)

Total sales revenue in the Condensed Consolidated Statements of Income includes equipment sales noted above, as well as supplies, paper and other revenue that is included in “Post Sale and Other Revenue” in the above table.

(2)

Equipment sales and Post sale and other revenue for the first and second quarter of 2002 have been revised from previously reported percentages to conform certain sale revenue classifications to the current quarter presentation.

Year-over-year post currency percent decreases by type of revenue on a year-to-date basis were as follows:

	Nine Months Ended

	September 30, 2002	September 30, 2001

Equipment sales (1)	(13)%	(17)%
Post sale and other revenue (1)	(6)%	(6)%
Finance Income	(11)%	(2)%
Total Revenue	(8)%	(8)%

(1)	Same as (1) in table above.

Equipment sales typically represent approximately 20-25 percent of total revenue. Equipment sales in the third quarter 2002 declined 9 percent (11 percent pre-currency) from the third quarter 2001 with approximately 40 percent of the decline due to our exit from the SOHO business.  In addition, continued competitive pressures and economic weakness impacted equipment sales particularly in production monochrome.  In November, we will launch our new 101 pages per minute (ppm) monochrome system, the Xerox 1010, our latest digital entry in the “light production” market and the least expensive and most advanced system in its class.  In the third quarter, new products delivered growth in production color, monochrome digital multi-function and office color printing. Demand for the new Document Centre 500 Series exceeded our expectations and contributed to a backlog, which we expect to install in the fourth quarter.

Equipment sales in the nine months ended September 30, 2002 declined 13 percent (13 percent pre-currency) from the comparable period in the prior year reflecting competitive pressures, continued weakness in the economy and our focus on profitable revenue.  However, the trend has been improving throughout the year, as new products are launched. Approximately 25 percent of the year-to-date decline was due to our previously discussed exit from SOHO.

Post sale and other revenues include service, document outsourcing, rentals, supplies and paper, which represent the revenue streams that follow equipment placement, as well as revenue not associated with equipment placement, such as royalties.  Third quarter 2002 post sale and other revenues declined 5 percent (7 percent pre-currency) from the 2001 third quarter, as declines in North America and DMO were only partially offset by growth in Europe. The declines reflect lower equipment populations due to reduced placements in earlier periods, lower page print volumes, and lower rental revenue in Latin America. Growth in Europe reflected the profile of the installed base, which has a higher proportion of digital products than North America, as well as longer average lease duration. Third quarter 2002 document outsourcing revenue declined from the third quarter 2001 as declines in North America outpaced revenue growth in Europe.  We expect document outsourcing revenue will continue to decline as we continue to focus on more profitable contracts.

Year-to-date Post sale and other revenues declined by 6 percent (7 percent pre-currency). Revenue continues to grow in key areas of production color, office digital multifunction and color due to growth in the installed base.  This growth only partially offsets declines in light-lens office and monochrome production, particularly in North America.   Our ability to increase post sale revenue is largely dependent on our ability to increase equipment placements. Equipment placements typically occur through leases with original terms of three to five years.  Our leases generate contractual and contingent post sale revenue during the terms.  Once equipment placements start to increase, there will be a lag before post sale revenues also start to increase.

Finance Income declined 10 percent (12 percent pre-currency) in the third quarter 2002 from the third quarter 2001 and 11 percent (11 percent pre-currency) on a year-to-date basis reflecting continued equipment sale declines, primarily in North America, and the effects of the sale of our financing businesses in the Nordic countries and Italy.

Key Ratios and Expenses

The key ratios for 2002 and 2001 were as follows:

	2001					2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter

Gross Margin	34.8%	39.1%	37.6%	41.4%	38.2%	41.0%	42.5%	42.0%
Research and development expenses (1)	5.8%	6.0%	6.3%	5.3%	5.9%	6.0%	6.1%	6.0%
Selling, administrative and general expenses (1)	26.8%	28.5%	29.0%	27.0%	27.8%	30.3%	28.1%	27.0%

(1)  As a percentage of Total Revenue

Year-to-date key ratios for 2002 and 2001 were as follows:

	Nine Months Ended

	September 30, 2002	September 30, 2001

Gross Margin	41.9%	37.1%
Research and development expenses (1)	6.0%	6.1%
Selling, administrative and general expenses (1)	28.5%	28.0%

(1)  As a percentage of Total Revenue

Third quarter 2002 gross margin of 42.0 percent improved 4.4 percentage points from 37.6 percent in the third quarter 2001.  Approximately two percentage points of the improvement reflect the prior liquidation of equipment inventory associated with our SOHO exit.  In addition, the improvement reflects improved manufacturing and service productivity partially offset by the impact of competitive price pressures.  The applicable portion of the previously discussed ESOP expense adjustment benefited the third quarter 2002 gross margin by $28 million or 0.7 percentage points.  Year-to-date gross margin of 41.9 percent improved 4.8 percentage points from 37.1 percent in the comparable period of the prior year. Improved manufacturing and service productivity, favorable product mix, our SOHO exit and lower cost of borrowings for our finance businesses more than offset the adverse impact of competitive price pressures.

Research and development (R&D) expenses of $229 million were $28 million lower in the 2002 third quarter than the third quarter 2001. Year-to-date 2002 R&D spending of $699 million was $66 million lower than in the first nine months of 2001.  The R&D expense reduction reflects benefits from restructuring actions, the $11 million applicable portion of the ESOP expense adjustment and our SOHO exit. R&D spending in the 2002 third quarter and year-to-date represented 6 percent of revenue as we continue to invest in technological development, particularly color, in order to maintain our position in the rapidly changing document processing market.  We expect 2002 R&D spending will represent approximately 6 percent of revenue, a level that we believe is adequate to remain technologically competitive. Xerox’s R&D remains strategically coordinated with Fuji Xerox.

Selling, administrative and general (SAG) expenses declined by $152 million in the 2002 third quarter to $1,023 million primarily reflecting business model improvements from our cost reductions, the $28 million applicable portion of the ESOP expense adjustment, a $34 million favorable property tax adjustment, lower bad debt provisions and a $26 million loss associated with leased facilities.  The $34 million property tax adjustment resulted from a change in the estimated amounts payable to the numerous domestic state and local property tax jurisdictions where we place our equipment through sale or lease.  Such change was due to our reviews of property tax rates, experience in property tax audits and amounts of leased equipment at customer sites.  The $26 million loss associated with leased facilities represents a change in the estimated loss we expect to incur related to our decision not to utilize existing lease facilities, as well as changes in our estimates of certain sublease rentals at a lower rate than our lease costs.  The third quarter 2002 bad debt provision of $87 million was $64 million lower than 2001 primarily due to improved aging and historical write-off trends for accounts and finance receivables as well as lower provisions in North America due to improved customer administration and tighter credit control policies.  The third quarter 2001 was negatively impacted by provisions required for many high-risk small customers.

Year-to-date 2002 SAG expense of $3,302 million declined $242 million or 7 percent from the comparable period in the prior year. The reduction reflects benefits from our restructurings, the applicable portion of the ESOP expense adjustment, the $34 million favorable property tax adjustment and lower bad debt provisions partially offset by a write-off of $72 million for permanently impaired capitalized software. Year-to-date bad debt expense of $258 million was $70 million lower than the comparable period in the prior year, due to improved aging and historical write-off trends for accounts and finance receivables as well as lower provisions in North America resulting from improvements in customer administration and tighter credit control policies, partially offset by higher provisions in Europe and DMO.

We have been initiating restructuring actions in order to cut costs and prioritize resources in strategic areas of our business.  We recorded a restructuring charge in the three and nine months ended September 30, 2002 of $63 million and $262 million to reflect these actions.  The third quarter charge primarily consisted of severance and employee benefits related to the termination of approximately 1,100 employees worldwide, as well as certain costs related to the consolidation of excess facilities. The third quarter and year-to-date actions are expected to reduce annualized costs by approximately $75 million and $250 million, respectively.  We expect additional provisions will be required in the fourth quarter 2002 as additional plans are finalized and are committed to. The fourth quarter provision is expected to be higher than the average of the first 3 quarters of 2002 but cannot be estimated until the plans are finalized. The reserve balance for all restructuring actions at September 30, 2002 was $191 million.

Worldwide employment was 69,900 at the end of the 2002 third quarter primarily reflecting reductions due to our restructuring programs.

Other expenses, net for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions)	2002	2001	2002	2001

Non–financing interest expense	$83	$48	$224	$344
Currency losses (gains), net	12	59	69	8
Amortization of goodwill (2001 only) and intangible assets	9	21	28	66
Interest income	(21)	(24)	(64)	(71)
Gain on early extinguishment of debt	(1)	(1)	(1)	(59)
SEC Civil Penalty	—	—	10	—
Losses (gains) on sale of businesses and assets	(14)	—	(21)	6
All other, net	25	22	45	33

Total	$93	$125	$290	$327

Other expenses, net were $93 million in the third quarter 2002and $125 million in the third quarter 2001.  Higher non-financing interest expense primarily reflects higher borrowing costs associated with the terms of the New Credit Facility.  Non-financing interest expense also includes net gains from the mark-to-market of interest rate swaps, including “received fixed/pay variable” type swaps. These gains are the result of a declining interest rate environment and totaled $29 million and $46 million in the third quarter of 2002 and 2001, respectively. The decline in gains is the result of a smaller swap portfolio and a lower relative interest rate decline in 2002 as compared to 2001.

Non-financing interest expense was $224 million year-to-date 2002 as compared to $344 million in the same period of the prior year due to lower 2002 debt levels and reduced borrowing costs in the first half of the year, partially offset by higher borrowing costs in the third quarter associated with the terms of the New Credit Facility and lower net gains from mark-to-market interest rate swaps. The proportion of our debt that is subject to variable rates has increased significantly from 2001 which, coupled with the significant reduction in market interest rates has resulted in a significant reduction in interest expense as compared to prior year periods. However, the increased variable rate debt leaves us exposed to higher interest expense if interest rates rise.

Net currency losses of $12 million in the 2002 third quarter primarily represent the cost of hedging our foreign currency denominated exposures in markets where we have been able to restore economic hedging capability, as well as lower foreign exchange volatility on unhedged currency exposures.  Gains and losses on unhedged exposures were immaterial on a net basis in the quarter.  The $59 million loss in the third quarter 2001 resulted from losses on unhedged exposures, largely due to our restricted access to the derivatives markets in 2001. Year-to-date 2002 currency losses were $69 million compared to $8 million in the comparable period of the prior year primarily reflecting the Brazilian exchange losses incurred in the second quarter and the devaluation of the Argentine Peso.  The 2001 year-to-date loss was primarily related to Yen denominated debt.

Effective January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.”  Accordingly, the amortization of goodwill was discontinued in 2002.

Interest income is derived from our invested cash balances and income tax receivables.  In the future, we expect interest income will decline, as cash balances are lower than prior years following a $3.2 billion net decrease in debt in 2002.

Effective April 1, 2002, we adopted the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Accordingly, we have reclassified the extraordinary gain on extinguishment of debt, which was previously reported in the Consolidated Statements of Income as an extraordinary item to Other expenses, net. The effect of this reclassification was a decrease in Other expenses, net of $1 million and $59 million and an increase in Income taxes (Benefits) of less than $1 million and $23 million for the three and nine months ended September 30, 2001.

In July 2002, we sold our 22 percent investment in Katun Corporation, a supplier of aftermarket copier/printer parts and supplies, for net proceeds of $67 million, which resulted in a pre-tax gain of $12 million.  After-tax, the sale was essentially break-even, as the taxable basis of Katun was lower than our carrying value on the sale date resulting in a high rate of income tax.

In the second quarter 2002, we sold our Italian leasing subsidiary to a third party for $200 million cash plus the assumption of $20 million of debt. The loss on this transaction totaled $16 million, primarily related to recognition of cumulative translation adjustment losses and final sale contingency settlements. In addition, in the first half of 2002, the sale of Prudential Insurance Company common stock associated with that company’s demutualization generated a $19 million gain. The $10 million civil penalty is associated with our April 2002 settlement with the SEC.

All other, net for the 2002 third quarter includes $20 million of expenses related to certain litigation and associated claims.  The 2001 third quarter included $10 million of property losses related to the September 11 attacks as well as numerous other individually insignificant items.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities’ Interests in Earnings of Subsidiaries

The following table summarizes our consolidated Income taxes (benefits) and the related effective tax rate for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,

($ millions)	2002	2001	2002	2001

Pre-tax income (loss)	$186	$(97)	$303	$335
Income taxes (benefits)	81	(42)	128	279
Effective tax rate	43.5%	43.3%	42.2%	83.3%

The difference between the 2002 third quarter and year-to-date effective tax rates and the U.S. statutory tax rate primarily related to additional tax expense recorded for the sale of our interest in Katun Corporation, the on-going examination in India as well as losses in certain jurisdictions where we are not providing tax benefits.  Such expense is offset, in part, by certain benefits arising from tax law changes and the retroactive declaration of ESOP dividends.

The 2001 third quarter effective tax rate was higher than the U.S. statutory tax rate primarily due to the favorable resolution of certain tax audit issues, partially offset by losses in low tax jurisdictions or jurisdictions where we are not providing tax benefits.  On a year-to-date basis through September 30, 2001 the effective tax rate was higher than the U.S. statutory tax rate primarily due to the taxes incurred in connection with the sale of one-half of our ownership interest in Fuji Xerox as well as losses in low tax jurisdictions or jurisdictions where we are not providing tax benefits, partially offset by the favorable resolution of certain tax audit issues.

Our effective tax rate will change based on nonrecurring events (such as new restructuring initiatives) as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We expect that our consolidated 2002 effective tax rate will approximate 45 percent. Before restructuring charges, we expect that our 2002 effective tax rate will approximate 40 percent.

We are subject to ongoing tax examinations in various jurisdictions.   Accordingly, we provide for additional tax expense based upon the probable outcomes of such tax examinations.  In addition, when applicable, we adjust the previously recorded tax expense to reflect favorable examination results.

As a result of the investigations in India, as discussed in Note 12 to our Condensed Consolidated Financial Statements, and an expansion of those investigations to other years, we have recorded a tax liability based upon our best estimate of the probable loss resulting from the disallowable deductions.

Equity in Net income of unconsolidated affiliates consists of our 25 percent share of Fuji Xerox income as well as income from other smaller equity investments. Higher equity in net income for the third quarter and nine months ended 2002 primarily reflects improved Fuji Xerox performance including strong revenue growth and improved gross margins.

Minorities interest in earnings of subsidiaries increased by $8 million to $17 million in the third quarter 2002 and by $40 million to $66 million year-to-date primarily due to the quarterly distributions on the November 2001 Convertible Trust Preferred Securities.

Business Performance by Operating Segment

Our operating segments are as follows: Production, Office, DMO, SOHO, and Other. The following table summarizes our business performance by segment.  Revenue and year-over-year revenue percentage changes by segment are as follows ($ in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001*	Change	2002	2001	Change

Production	$1,324	$1,391	(5)%	$4,012	$4,324	(7)%
Office	1,616	1,641	(2)%	4,909	5,114	(4)%
DMO	412	487	(15)%	1,322	1,503	(12)%
SOHO	63	111	(43)%	189	330	(43)%
Other	378	422	(10)%	1,171	1,355	(14)%

Total	$3,793	$4,052	(6)%	$11,603	$12,626	(8)%

Color	$673	$650	4%	$1,985	$2,014	(1)%

*   As restated

Operating segment profit (loss) and margins were as follows (in millions):

	Operating Segment Profit (Loss)

	2001					2002			Segment Margin

									Third	Third
	First Quarter*	Second Quarter*	Third Quarter*	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Quarter 2002	Quarter 2001

Production	$112	$101	$73	$180	$466	$105	$125	$142	10.7%	65.2%
Office	47	98	63	157	365	91	138	115	7.1%	3.8%
DMO	(70)	5	(12)	(48)	(125)	(5)	7	21	5.1%	(2.5)%
SOHO	(79)	(84)	(54)	22	(195)	27	15	23	36.5%	(49.1)%
Other	(1)	(42)	(101)	35	(109)	(112)	(47)	(35)	(9.3)%	(24.0)%

Total	$9	$78	$(31)	$346	$402	$106	$238	$266	7.0%	(0.8)%

*   As restated.

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

Refer to Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of operating segment profit (loss) to consolidated pre-tax income (loss).

Production revenues include production publishing, production printing, color products for the production and graphic arts markets and light lens copiers over 90 ppm sold predominantly through direct sales channels in North America and Europe. Revenues in the third quarter 2002 declined 5 percent (8 percent pre-currency) from the 2001 third quarter and declined 7 percent (8 percent pre-currency) year-to-date from the comparable period in the prior year.  Production monochrome declines reflect customer transition from light lens to digital offerings, continued market weakness, particularly in the Graphic Arts market and the trend towards distributed printing and electronic substitutes.  We have just announced the November launch of the Xerox 1010, our latest digital entry for the growing “light production” market.  Production color revenues grew during both periods reflecting the recently launched DocuColor 1632 and DocuColor 2240 printer/copiers as well as continued success in the DocuColor 2000 family.  Production revenues represented approximately 35 percent of total revenue in the third quarter and year-to-date 2002 and 34 percent of revenue in the third quarter and year-to-date 2001.

Third quarter 2002 production segment profit increased by $69 million to $142 million and year-to-date by $86 million to $372 million.  Third quarter 2002 segment margin improved by 5.5 percentage points to 10.7 percent and year-to-date 2002 segment margin improved by 2.7 percentage points to 9.3 percent reflecting gross margin improvement and expense benefits from our cost saving initiatives, partially offset by increased R&D spending.

Office revenues include our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser printers, digital and light lens copiers up to 90 ppm, and facsimile products sold through direct and indirect sales channels in North America and Europe. Third quarter 2002 revenues declined 2 percent (4 percent pre-currency) from the 2001 third quarter as light lens declines were only partially offset by strong monochrome digital and color revenue growth from recently launched products.  In the third quarter 2002, we launched the Document Centre 500 Series digital multifunction systems at speeds of 35, 45 and 55 ppm.  The new Phaser office color printers, launched in May, are designed to fuel the migration to color in the office by offering cost and print quality advantages that make it practical to replace black-and-white printers.  Office revenues represented approximately 43 percent of total revenue in the third quarter 2002 and 40 percent in the third quarter 2001. Year-to-date 2002 Office revenues declined 4 percent (5 percent pre-currency) from the same period in the prior year. Office revenues represented 42 percent of total 2002 year-to-date revenue compared to 41 percent in the same period of the prior year.

Third quarter 2002 office segment profit increased by $52 million to $115 million and the segment margin improved by 3.3 percentage points to 7.1 percent reflecting expense benefits from our cost saving initiatives and improved gross margins driven primarily by improved manufacturing and service productivity.   Year-to-date segment profit increased by $136 million to $344 million and the segment margin improved by 2.9 percentage points to 7.0 percent also reflecting expense benefits from our cost saving initiatives and improved gross margins driven primarily by improved manufacturing and service productivity.

DMO includes operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. DMO revenue declined 15 percent in the 2002 third quarter and 12 percent year-to-date, predominantly due to lower equipment populations, major economic disruptions in Argentina, Brazil and Venezula and the related currency devaluations.

Third quarter 2002 DMO segment profit increased by $33 million to $21 million and the segment margin improved by 7.6 percentage points to 5.1 percent.  Year-to-date 2002 segment profit improved by $100 million to $23 million compared to the same period in the prior year.  The improvements reflect significantly lower SAG spending resulting from our cost saving initiatives and the currency devaluation.  Additionally, our improved liquidity has allowed us to better economically hedge currency exposures.

We announced our disengagement from our worldwide SOHO business in June 2001. SOHO revenues now consist primarily of consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. Third quarter and year-to-date 2002 SOHO revenues declined 43 percent from 2001, primarily due to the absence of Equipment sale revenue. Third quarter and year-to-date 2002 profitability reflects continued sales of high margin consumables for the existing equipment population. We expect sales of these supplies to continue over the next few years, and will decline over time as the existing population of equipment is replaced.

Other includes revenues and costs associated with paper sales, Xerox Engineering Systems (XES), Xerox Connect, our investment in Fuji Xerox, consulting and other services. Other also includes corporate items such as non-financing interest and other non-allocated costs.  Third quarter 2002 revenue declined 10 percent (14 percent pre-currency) principally due to lower XES and Xerox Connect revenues partially offset by higher paper revenue.  The improvement in third quarter 2002 loss, as compared with the prior period, principally reflects the beneficial impact of the ESOP expense adjustment, partially offset by higher non-financing interest expense. Year-to-date 2002 revenue declined 14 percent due to lower paper revenue and lower Xerox Connect revenues. The increased year-to-date loss reflects a write-off of $72 million of impaired capitalized software in the first quarter of 2002, as well as higher advertising expense, unfavorable currency impacts, the loss associated with leased facilities and the SEC civil penalty, partially offset by lower non-financing interest expense, the favorable impact of the ESOP expense adjustment, the gain on the Prudential demutualization and the sale of Katun.

Third quarter and year-to-date 2002  Adjusted Average Shares Outstanding of 825 million and 803 million, respectively, for the diluted EPS calculation increased by approximately 107 million and 21 million shares from the third quarter and year-to-date 2001, respectively.  The third quarter increase reflects the effect of our dilutive securities, which are included in the calculation when we are profitable.  The increase primarily reflects share dilution resulting from the application of the “if converted” methodology in the calculation of our diluted EPS for the Preferred Shares held by the ESOP.   The 2002 year-to-date increase from the comparable period of the prior year reflects the issuance of additional common shares resulting from our debt-to-equity exchanges.

When computing diluted EPS, the “if converted” methodology requires us to assume conversion of the ESOP preferred shares into common stock if we are profitable.  The conversion guarantees that each ESOP preferred share be converted into shares worth a minimum value of $78.25.  As long as our common stock price is above $13.04 per share, the conversion ratio is 6 to 1.  As our share price falls below this amount, the conversion ratio increases.  Approximately, 87 million and 68 million common shares were included in the adjusted average shares outstanding for the three and nine months ended September 30, 2002, resulting from the assumed conversion of the 7.2 million average outstanding ESOP Preferred Shares at the third quarter and year-to-date 2002 average share price of approximately $6.46 per share and $8.50, respectively.

In November 2001 Xerox Capital Trust II, a trust sponsored and wholly-owned by us, issued 20.7 million 7.5 percent convertible trust preferred securities. The securities are convertible at any time, at the option of the holders, into 5.4795 shares of our common stock per trust security or a total of 113.4 million shares. When computing diluted EPS, the “if converted” methodology requires us to assume conversion of these preferred securities into common stock, assuming they are dilutive. The securities are dilutive when our quarterly basic EPS is greater than $0.12 per share.

Recent Events

Pensions:
The market performance over the past two years has decreased the value of the assets held by our pension plans and has correspondingly increased the amount by which our worldwide pension plans are under-funded.  As a result of the decline in the value of our pension plan assets and a decline in interest rates, which will increase the present value of our benefit obligations for our major worldwide pension plans, we expect to record, during the fourth quarter, a non-cash charge to shareholders’ equity which could total several hundred million dollars.  The majority of this charge relates to our European pension plans and the total amount of this charge will vary depending on asset returns and interest rate changes during the fourth quarter.  A recovery of equity market returns in future periods would reverse this charge.

We currently expect to reduce our discount rate assumption, for our major pension plans, in response to a decline in corporate bond yields.  We are also contemplating reducing our 2003 expected return on plan assets assumption by approximately 1 percent as a result of current market conditions and our longer term outlook.  The potentially lower discount rate and expected rate of return on plan asset assumptions, combined with negative asset returns in 2001 and 2002, is currently estimated to increase our pension expense in 2003 by approximately $150 million versus 2002.  However this expected increase will fluctuate as interest rates and asset returns fluctuate during the remainder of the year.  Restructuring actions may also lead to an increase in our pension expense in the fourth quarter of 2002 and in fiscal 2003.

It is also expected that our pension plan cash funding requirements will increase in the future provided market performance does not improve.  The 2003 cash contributions for our significant worldwide pension plans are estimated to be $170 million, versus $120 million for 2002.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the nine months ended September 30, 2002 and 2001 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

(In millions)	2002	2001

Operating Cash Flows	$1,242	$967
Investing Cash Flows	221	1,180
Financing Cash Usage	(3,236)	(1,480)
Effect of exchange rate changes on cash and cash equivalents	64	8

(Decrease) increase in cash and cash equivalents	(1,709)	675
Cash and cash equivalents at beginning of period	3,990	1,750

Cash and cash equivalents at end of period	$2,281	$2,425

For the nine months ended September 30, 2002, operating cash flows of $1,242 million reflected net income, as well as working capital and finance receivable reductions, partially offset by a $346 million tax payment related to the 2001 sale of one-half our interest in Fuji Xerox, a $90 million cash contribution to our pension plans and a general reduction in current and long-term liabilities.  A significant portion of the 2002 year-to-date operating cash flow resulted from ongoing run-off of our finance receivables portfolios consistent with the continuing decline in our equipment sales, together with a transition to third party vendor financing arrangements in Italy, Brazil, Mexico and the Nordic countries. The portion of operating cash flows in the nine months ended September 30, 2001 that was generated by finance receivables run-off was approximately one-third of that for the September 30, 2002 period. A decline in 2002 year-to-date on-lease equipment spending reflected declining rental placement activity and populations, particularly in our older-generation light-lens products. We continued to reduce inventory levels during 2002, although at a slower pace than in 2001. Lower interest payments in the nine months ended September 30, 2002 reflected lower debt levels, partially offset by higher interest rates versus the prior year period.

Investing cash flows for the nine months ended September 30, 2002 consisted of proceeds of $200 million from the sale of our Italian leasing business, $53 million related to the sale of certain manufacturing locations to Flextronics and $67 million related to the sale of our interest in Katun, partially offset by our capital spending. Investing cash flows in the prior year period largely consisted of the $1,635 million of cash received from sales of businesses, including one half of our interest in Fuji Xerox and our leasing businesses in the Nordic countries. These cash proceeds were offset by our capital spending and a $255 million payment related to our funding of trusts to replace Ridge Reinsurance letters of credit.

Financing activities for the nine months ended September 30, 2002 consisted of $3.5 billion of debt repayments under the renegotiated New Credit Facility, as well as other scheduled payments of maturing debt, offset by proceeds from the 9.75 percent Senior Notes offering and secured borrowings from GE and other vendor financing partners. Financing activities for the comparable 2001 period consisted of scheduled debt repayments as well as dividends on our common and preferred stock, which were suspended in the third quarter of 2001 (see Note 7 to the Condensed Consolidated Financial Statements). In the third  quarter of 2002, we reinstated the preferred dividend related to the shares of our Employee Stock Ownership Plan.  The cash payment of that dividend will appear in our fourth quarter 2002 cash flow statement.

The EBITDA-based cash flow presentation below portrays the way we analyze cash flows from a cash management perspective. We define EBITDA as earnings (excluding financing income) before interest expense, income taxes, depreciation, amortization, minorities’ interests, equity in net income of unconsolidated affiliates, and non-recurring and non-operating items. We believe that EBITDA provides investors and analysts with a useful measure of liquidity generated from recurring operations. EBITDA is not intended to represent an alternative to either operating income or cash flows from operating activities (as those terms are defined in GAAP). While EBITDA is frequently used to analyze companies, the definition of EBITDA that we employ, as presented herein, may be different than definitions of EBITDA used by other companies.

EBITDA and the related cash flows for the nine months ended September 30, 2002 and 2001were as follows:

	For the Nine Months Ended September 30,

(In millions)	2002	2001 Restated Note 2

Non-financing revenues	$10,842	$11,775
Non-financing cost of sales	6,447	7,575

Non-financing gross profit	4,395	4,200
Research and development expenses	(699)	(765)
Selling, administrative and general expenses	(3,302)	(3,544)
Depreciation and amortization expense, excluding goodwill and intangibles	744	931

EBITDA	1,138	822
Working capital and other changes	(53)	433
Increase in on-lease equipment	(98)	(231)
Cost of additions to land, buildings and equipment	(109)	(159)
Cash payments for restructurings	(276)	(365)
Interest payments	(523)	(789)
Equipment financing	1,520	1,136
Debt repayments, net	(3,238)	(1,414)*
Dividends and other non-operating items	(45)	(393)
Proceeds from divestitures	(25)**	1,635

Net (decrease) increase in cash and cash equivalents	$(1,709)	$675

*	Amount includes $29 million of cash held in escrow, which is included in operating activities in our GAAP Condensed Consolidated Statements of Cash Flows.

**	Amount includes the tax payments associated with the Fuji Xerox sale explained below. Such amount is included in operating activities in our GAAP Condensed Consolidated Statements of Cash Flows.

Capital Structure and Liquidity

Historically we have used leasing arrangements to provide equipment financing to a significant majority of our customers. The finance receivable portfolios and the related financing income they generate have been a significant source of liquidity for us.  However, because the finance leases allow our customers to pay for equipment over time rather than at the date of purchase, we have also needed to maintain significant levels of debt to provide operating liquidity, as liquidity generated from receivable collections has generally been used to fund new equipment leases.  A significant portion of our debt is directly related to the funding requirements of our financing business.

During the three and nine month periods ended September 30, 2002 we originated loans, secured by finance receivables, with cash proceeds of $846 million and $2,023 million, respectively.  The following table compares finance receivables to financing-related debt as of September 30, 2002:

(In millions)	Finance Receivables	Debt (2)

Finance Receivables Encumbered by Loans(1) :
GE Loans - U.S.	$2,079	$2,006
GE Loans - Canada	385	370
U.S. Asset-backed notes	304	200
XCC securitizations	129	38

Subtotal - SPEs	2,897	2,614
GE Loans - UK	693	509
Other	86	86

Total - Finance Receivable Securitizations	3,676	$3,209

Unencumbered Finance Receivables	5,204

Total Finance Receivables	$8,880

(1) Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2) Represents the debt secured by finance receivables, including transactions utilizing SPE’s, which are described below.

The following represents our aggregate debt maturity schedules by quarter for the remainder of 2002 and all of 2003:

(In millions)	2002	2003

First Quarter		$625
Second Quarter		1,223
Third Quarter		593
Fourth Quarter	$1,073	1,493

Full Year	$1,073	$3,934

The following table summarizes our secured and unsecured debt as of September 30, 2002:

(In millions)	As of September 30, 2002

New Credit Facility - debt secured within the 20% net worth limitation	$900	(1)
New Credit Facility - debt secured outside the 20% net worth limitation	600	(2)
Debt secured by finance receivables	3,209	(3)
Capital leases	24
Debt secured by other assets	97

Total Secured Debt	4,830

New Credit Facility - unsecured	2,000	(4)
Senior Notes	835
Subordinated debt	581
Other Debt	5,738

Total Unsecured Debt	9,154

Total Debt	$13,984

(1)

The amount of New Credit Facility debt secured under the 20% net worth limitation represents an estimate based on Consolidated Net Worth at September 30, 2002 and the amount of other debt secured under the 20% limitation.

(2)

This amount represents New Credit Facility debt of XCCL and XCE.  Their New Credit Facility debt is secured by their respective assets.  This $600 million amount is not subject to the 20% net worth limitation. The amount of New Credit Facility debt secured by the assets of Xerox Financial Services, Inc. and certain other domestic entities (the “Excepted Domestic Collateral”) is also not subject to the 20% net worth limitation, but we have made no attempt to determine the value of that collateral.

(3)	Of this amount, $2,614 million is secured by assets owned by consolidated special purpose entities (SPEs).

(4)

Any change to the amounts described in the preceding notes (1) and (2) would correspondingly change the amount of the unsecured portion of the New Credit Facility. At a minimum, the amount indicated is overstated to the extent that the Excepted Domestic Collateral has any value.

Liquidity, Financial Flexibility and Funding Plans:

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries.  References to “we”, “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain such cash management practices. Beginning in 2000, our specific business challenges (which are discussed in the Notes to the Consolidated Financial Statements in our 2001 Annual Report, incorporated by reference in our Form 10-K) were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these conditions negatively impacted our liquidity, which led to a series of credit rating downgrades from 2000 to 2002, eventually to below investment grade. Consequently, our access to capital and derivative markets has been restricted. The downgrades also required us to cash-collateralize certain derivative and securitization arrangements to prevent them from terminating, and to immediately settle terminating derivative contracts.  In addition, we are required to maintain minimum cash balances in escrow on certain borrowings and letters of credit.

In addition, the SEC would not allow us to publicly register any securities offerings while their investigation, which commenced in June 2000, was ongoing. This additional constraint essentially prevented us from raising funds from sources other than unregistered capital markets offerings and private lending or equity sources. Our credit ratings, which were already under pressure, then came under even greater pressure since credit rating agencies often include access to other capital sources in their rating criteria.

While the conclusion of the SEC investigation removes our previous inability to access public capital markets, we expect our ability to access unsecured credit sources to remain restricted as long as our credit ratings remain below investment grade, and we expect our incremental cost of borrowing to increase as a result of our credit ratings.

As a result of the various factors described above, we abandoned our historical liquidity practice of borrowing and repaying commercial paper.  Instead, we have been accumulating cash in an effort to maintain financial flexibility, and to the extent possible, we expect to continue this practice of accumulating cash for the foreseeable future.

Financing Business & Restructuring:
In 2000, as part of the restructuring program discussed below, we decided to exit the financing business wherever practical in order to reduce our consolidated debt levels and accelerate the liquidity that is generally included in the finance receivable portfolios.  These initiatives have proven to be time-consuming due to the generally complex nature of leasing, complicated further by specific legal and regulatory requirements and competitive considerations in each of the countries and jurisdictions in which we operate. In jurisdictions where a full exit from the financing business has proven to be impractical, or where such an exit would potentially interfere with our desire to offer a full bundled solution to our customers, we are pursuing other, more conventional funding alternatives.  These alternatives, while not structured as full exits from the financing business, will nevertheless provide adequate liquidity and reduce our funding requirements relative to those operations.

In addition to exiting the financing business, other restructuring initiatives included selling certain assets, improving operations, and reducing annual costs by at least $1 billion. These initiatives are expected to significantly improve our liquidity going forward. We have  (1) securitized portions of our existing finance receivables portfolios, (2) implemented vendor financing programs with third parties in the United States, the Netherlands, the Nordic countries, Brazil, Mexico and Italy,  (3) announced major initiatives with General Electric (“GE”) and other third party vendors to finance our customer equipment purchases in other countries including the completion of the New U.S. Vendor Financing Agreement (see Note 11 to our Condensed Consolidated Financial Statements), (4) sold several non-core assets and (5) reduced our annual costs by over $1.0 billion.

In connection with vendor financing outsourcing initiatives:

•

In 2001, we announced several Framework Agreements with GE under which they will become our primary equipment-financing provider in the U.S., Canada, Germany and France. In connection therewith, in October 2002 we completed the U.S. transaction, and we expect funding under that agreement to commence in the fourth quarter of 2002. We are currently negotiating all of the other GE transactions under the respective Framework Agreements.

•

In the first quarter 2002, we formed a joint venture with De Lage Landen International BV (DLL) which manages equipment financing, billing and collections for our customers’ equipment orders in the Netherlands. This joint venture began funding in the first quarter of 2002. DLL owns 51 percent of the venture and provides the funding to support new customer leases, and we own the remaining 49 percent of this unconsolidated venture.

•

In 2002, we signed agreements with third parties in Brazil and Mexico under which those third parties will be our primary equipment financing provider in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.

•

In April 2002, we sold our leasing business in Italy to a company recently acquired by GE, as part of an agreement under which GE will provide on-going, exclusive equipment financing to our customers in Italy.

New Credit Facility:
In June 2002, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing our prior $7 billion facility (the “Old Revolver”). At that time, we permanently repaid $2.8 billion of the Old Revolver. The New Credit Facility ($3.5 billion outstanding as of September 30, 2002) consists of two tranches of term loans totaling $2.0 billion and a $1.5 billion revolving facility that includes a currently unutilized $200 million letter of credit sub-facility. Xerox Corporation is currently, and expects to remain, the borrower of the term loans. The revolving loans are available, without sub-limit, to Xerox Corporation and to Xerox Canada Capital Limited (XCCL), Xerox Capital Europe plc (XCE), and other foreign subsidiaries as defined.  The size and contractual maturities of the loans are as follows ($ millions):

(In millions)	2003	2004	2005	Total

Tranche A Term Loan	$400	$600	$500	$1,500
Tranche B Term Loan	5	5	490	500
Revolving loans	—	—	1,500	1,500

Total	$405	$605	$2,490	$3,500

We could be required to repay portions of the loans earlier than their scheduled maturities with specified percentages of any proceeds we receive from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility, except that the revolving loan commitment cannot be reduced below $1 billion after repayment of the Tranche loans, as a result of such prepayments. Additionally, all loans under the New Credit Facility become due and payable upon the occurrence of a change in control.

Subject to certain limits described in the following paragraph, all obligations under the New Credit Facility are secured by liens on substantially all of the domestic assets of Xerox Corporation and by liens on the assets of substantially all of our U.S. subsidiaries (excluding Xerox Credit Corporation (“XCC”)), and are guaranteed by substantially all of our U.S. subsidiaries. In addition, revolving loans outstanding to XCE and XCCL ($450 million and $150 million, respectively, at September 30, 2002) are secured by all of their respective assets, and are each guaranteed by certain defined material foreign subsidiaries.

Under the terms of certain of our outstanding public bond indentures, the amount of obligations under the New Credit Facility that can be (1) secured by assets (the “Restricted Assets”) of (a) Xerox Corporation and (b) our non-financing subsidiaries that have a consolidated net worth of at least $100 million, without (2) triggering a requirement to also secure those indentures, is limited to the excess of (1) 20 percent of our consolidated net worth (as defined in the public bond indentures) over (2) the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of New Credit Facility debt secured by the Restricted Assets (the “Restricted Asset Security Amount”) will vary from time to time with changes in our consolidated net worth. The assets of XCE, XCCL and many of the subsidiaries guaranteeing the New Credit Facility are not Restricted Assets because those entities are not restricted subsidiaries as defined in our public bond indentures. Consequently, the amount of New Credit Facility debt secured by their assets is not subject to the foregoing limits.

The New Credit Facility loans generally bear interest at LIBOR plus 4.50 percent, except that the Tranche B term loan bears interest at LIBOR plus a spread that varies between 4.00 percent and 4.50 percent depending on the amount secured, as defined in the New Credit Facility.

The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock, early retirement of debt, certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, hedging transactions, payment of dividends, intercompany loans and certain restricted payments, and a requirement to transfer excess cash, as defined, of XCC and our foreign affiliates to Xerox Corporation in certain circumstances. The New Credit Facility does not affect our ability to continue to monetize receivables under the agreements with GE and others. We cannot pay cash dividends on our common stock during the term of the New Credit Facility, however we can pay cash dividends on our preferred stock provided there is then no event of default. In addition to other defaults customary for facilities of this type, defaults on other debt, or bankruptcy, of Xerox Corporation or certain of our subsidiaries would constitute defaults under the New Credit Facility.

The New Credit Facility also contains financial covenants which the Old Revolver did not contain, including:

•	Minimum EBITDA, as defined (based on rolling four quarters)

•	Maximum leverage (total adjusted debt divided by EBITDA)

•	Maximum capital expenditures (annual test)

•	Minimum consolidated net worth, as defined (quarterly test)

At September 30, 2002, we are in compliance with all aspects of the New Credit Facility including financial covenants. Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

Summary - Financial Flexibility and Liquidity:
 With $2.3 billion of cash and cash equivalents on hand at September 30, 2002, we believe our liquidity (including operating and other cash flows we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

We also expect that our ability to fully access commercial paper and other unsecured public debt markets will depend upon improvements in our debt ratings, which in turn depend on (1) our ability to demonstrate sustained profitability growth and operating cash generation and (2) continued progress on our vendor financing initiatives. Until such time, we expect some bank lines to continue to be unavailable, and we intend to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds until full access to the unsecured public debt markets is restored.

Special Purpose Entities

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special-purpose entities (“SPEs”) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. None of our officers, directors or employees or those of any of our subsidiaries or affiliates hold any direct or indirect ownership interests in any of these SPEs. We typically act as service agent and collect the securitized receivables on behalf of the securitization investors. Under certain circumstances, including the downgrading of our debt ratings by one or more rating agencies, we can be terminated as servicing agent, in which event the SPEs may engage another servicing agent and we would cease to receive a servicing fee. Although the debt rating downgrade provisions have been triggered in some of our securitization agreements, the securitization investors and/or their agents have not elected to remove us as administrative servicer as of this time. We are not liable for non-collection of securitized receivables or otherwise required to make payments to the SPEs except to the limited extent that the securitized receivables did not meet specified eligibility criteria at the time we sold the receivables to the SPEs or we fail to observe agreed-upon credit and collection policies and procedures.

Most of our SPE transactions were accounted for as borrowings, with the debt and related assets remaining on our balance sheets. Specifically, in addition to the July 2001 asset-backed notes transaction and the U.S. and Canadian loans from GE discussed above, which utilized SPEs as part of their structures, we have entered into the following similar transaction which was accounted for as debt on our balance sheets:

•

In the third quarter 2000, XCC securitized certain finance receivables in the United States, generating gross proceeds of $411 million. As of September 30, 2002, the remaining debt under this facility totaled approximately $38 million.

We have also entered into the following SPE transactions which were accounted for as sales of receivables:

•

In 2000, Xerox Corporation and Xerox Canada Limited (XCL) securitized certain accounts receivable in the U.S. and Canada, generating gross proceeds of $315 million and $38 million, respectively. In May 2002, a Moody’s downgrade constituted an event of termination under the U.S. agreement, which we have allowed to terminate in October 2002. In February 2002, the Canadian facility was reduced in order to make certain receivables eligible under the GE Canadian transaction described above. Also in February 2002, a downgrade of our Canadian debt by Dominion Bond Rating Service caused the Canadian counterparty to withdraw its waiver, in turn causing the remaining Canadian facility at that time to enter into wind-down mode. This facility was subsequently fully repaid.

•

In 1999, XCL securitized certain finance receivables, generating gross proceeds of $345 million. At September 30, 2002, the remaining obligations in this facility totaled $44 million, and we expect them to be fully paid in 2002. This is the only outstanding SPE transaction with recourse provisions that could be asserted against us.

In summary, at September 30, 2002, amounts owed by these receivable-related SPEs to their investors totaled $2,889 million, of which $275 million represented transactions we treated as asset sales, and the remaining $2,614 million is reported as Debt in our Condensed Consolidated Balance Sheet. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 6 to the Consolidated Financial Statements of our 2001 Annual Report. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 17 to the Consolidated Financial Statements in our 2001 Annual Report for a detailed description of these transactions.

Financial Risk Management:

We are typical of multinational corporations because we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Accordingly, we have historically entered into derivative contracts, including interest rate swap agreements, forward exchange contracts and foreign currency swap agreements, to manage such interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. We enter into our derivative instruments solely to hedge economic exposures; we do not enter into such transactions for trading purposes, and we employ long-standing policies requiring that we use derivative instruments only to achieve a set of very limited risk-management objectives.

Our ability to currently enter into new derivative contracts is restricted due to our credit ratings. Therefore, we are currently unable to fully employ our historical risk management practices, especially with respect to interest rate management.

Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar. For each of our legal entities, we have historically hedged a significant portion of all foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. Despite our current credit ratings, we have been able to restore a significant level of capacity to enter into currency related derivative contracts. Although we are still unable to hedge all of our currency exposures, we are currently utilizing the reestablished capacity to hedge currency exposures related to our foreign currency denominated debt. We anticipate continued volatility in our results of operations due to market changes in interest rates and foreign currency rates which we are currently unable to hedge.

Due to our credit ratings, many of our derivative contracts and several other material contracts at September 30, 2002  require us to post cash collateral or maintain minimum cash balances in escrow.  These cash amounts are reported in our consolidated balance sheets as Deferred taxes and other current assets or Other long-term assets, depending on when the cash will be contractually released. Such restricted cash amounts totaled $732 million at September 30, 2002.

READER’S NOTE:  THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Capital Resources and Liquidity” in Item 2 above is hereby incorporated by reference in response to this Item.

Item 4.      Controls and Procedures

(a)

Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q they have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.

(b)	There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8 -K

(a)	Exhibits

Exhibit 3	(a)

Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant has duly caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

XEROX CREDIT CORPORATION
(Registrant)

November 12, 2002	BY:	/s/ JOHN F. RIVERA

John F. Rivera Vice President, Treasurer and Chief Financial Officer

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Gary R. Kabureck, Chairman, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Xerox Credit Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ GARY R. KABURECK

Gary R. Kabureck Principal Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, John F. Rivera, Vice President, Treasurer and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Xerox Credit Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ JOHN F. RIVERA

John F. Rivera Principal Financial Officer