Form 10-K
period 2002-12-31
XEROX CREDIT CORP
filed 2003-03-31
CIK 351936

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended: December 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

   Class                                  Outstanding as of February 28, 2003
   -----                                  -----------------------------------
Common Stock                                            2,000


                                     THIS DOCUMENT CONSISTS OF 75 PAGES

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

Our liquidity is dependent upon the liquidity of our ultimate parent, Xerox Corporation ("XC"). Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of XC and its subsidiaries (collectively, "Xerox").

In 2001, XC announced several Framework Agreements with General Electric ("GE"), including one under which GE would become Xerox's primary equipment-financing provider in the U.S Pursuant to this agreement, in October 2002, XC completed an eight-year agreement in the U.S. (the "New U.S. Vendor Financing Agreement") under which GE Vendor Financial Services became the primary equipment financing provider in the U.S., through monthly securitizations of XC's new U.S. lease originations. In addition to the $2.5 billion funded by GE prior to this transaction, which is secured by portions of XC's current lease receivables, the New U.S. Vendor Financing Agreement calls for GE to provide funding in the U.S., through 2010, of up to $5 billion, outstanding during any time, subject to normal customer acceptance criteria. The New U.S. Vendor Financing Agreement also includes opportunities to increase financing levels over time, based on Xerox's revenue growth.

In anticipation of the transactions described above, we stopped purchasing new contracts receivable from XC effective July 1, 2001, which will cause our existing portfolio to ultimately run-off. Further, pursuant to the New Credit Facility (discussed below), we are precluded from purchasing any new contracts receivable from XC after June 20, 2002. Xerox is considering securitizing portions of its existing U.S. finance receivables portfolio which is not subject to the GE agreements, which could further reduce our portfolio.

The long-term viability and profitability of Xerox's customer financing activities is dependent, in part, on Xerox's ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on Xerox's credit ratings. On a worldwide basis, Xerox is currently funding its customer financing activity from the aforementioned New U.S. Vendor Financing Agreement, other finance receivable securitizations, cash generated from operations, unregistered capital markets offerings and cash on hand. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox continues to negotiate and implement securitizations and third-party vendor financing programs , and to actively pursue other alternative forms of financing. These initiatives are expected to improve Xerox's liquidity going forward. Xerox's ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful implementation of Xerox's third party vendor financing initiatives.

The adequacy of Xerox's continuing liquidity depends on its ability to successfully generate cash from an appropriate combination of operating improvements, financing from third parties, capital markets transactions and additional asset sales, including sales or securitizations of Xerox's receivables portfolios. Xerox believes its liquidity (including operating and other cash flows it will generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox's ability to maintain positive liquidity going forward is highly dependent on achieving its expected operating results, including capturing the benefits from restructuring activities, and continuing to complete announced vendor financing and other initiatives that are discussed in this Annual Report on Form 10-K. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on Xerox's liquidity and operations, and could require Xerox to consider further measures, including additional restructurings, deferring planned capital expenditures, reducing discretionary spending, selling additional assets and if necessary, restructuring existing debt. Because we are dependent upon XC for our liquidity, any such material adverse effect on Xerox's liquidity and operations could also have a material adverse effect on our liquidity and operations.

As announced on June 21, 2002, Xerox successfully completed the renegotiation of its $7 billion Revolving Credit Agreement (the "Old Revolver"). Of the original $7 billion in loans outstanding under the Old Revolver, $3.5 billion has now been repaid (including all of our $1.02 billion of debt then outstanding) and the remaining $3.5 billion is outstanding under the new Amended and Restated Credit Agreement (the "New Credit Facility"). A full discussion of the New Credit Facility and the final maturity dates of the various loans contained therein is included in Note 6 and the Capital Resources and Liquidity section in this Annual Report on Form 10-K. We cannot borrow under the New Credit Facility. The New Credit Facility also precludes us from purchasing new contracts from XC, and requires us to transfer all of our excess cash, as defined, to XC. Subject to certain limits, all obligations under the New Credit Facility are guaranteed by substantially all of XC's U.S. subsidiaries (including us). Our guaranty of obligations under the New Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 21, 2002. In connection with the New Credit Facility, substantially all of XC's U.S. subsidiaries (including us) also guaranteed XC's $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009 (collectively, the "Senior Notes").

XC is in full compliance with the covenants and other provisions of the New Credit Facility and expects to be in compliance for at least the next twelve months. The Senior Notes contain several similar, though generally less restrictive, affirmative and negative covenants of Xerox. Any failure of Xerox to be in compliance with any material provision of the New Credit Facility or the Senior Notes could have a material adverse effect on XC's liquidity and operations and, because we are dependent upon XC for our liquidity and have guaranteed the obligations of XC under the New Credit Facility and the Senior Notes, such failure by XC to be in compliance could also have a material adverse effect on our liquidity and operations.

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

Prior to July 2001, the financing of Xerox equipment was generally carried out by us in the United States, and internationally by certain of XC's foreign financing subsidiaries and divisions in most countries where Xerox operates. As part of Xerox's Turnaround Program (see Capital Resources and Liquidity - Xerox Corporation), Xerox is transitioning equipment financing to third parties whenever practicable.

In September 2001, Xerox entered into framework agreements with General Electric
(GE) under which GE (or an affiliate thereof) would manage Xerox's customer administrative functions, provide secured financing for XC's existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers in the U.S Xerox and GE entered into definitive agreements in 2001 and 2002. In May 2002, Xerox Capital Services (XCS), XC's U.S. venture with GE, became operational. XCS now manages Xerox's customer administration functions in the U.S. including credit approval, order processing, billing and collections. In October 2002, XC completed an eight-year agreement in the U.S. (the "New U.S. Vendor Financing Agreement"), under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of Xerox's new lease originations up to a maximum amount of $5.0 billion. This agreement was effectively a replacement of an agreement entered into in November 2001 whereby GE purchased XC receivables up to a maximum of $2.6 billion.

In anticipation of GE becoming the primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001 and our existing portfolio of contracts will ultimately run-off as amounts are collected or contracts are sold back to XC as part of its efforts to securitize existing receivables. XC continues to pursue alternative forms of financing including securitization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable. Any such future securitizations by XC could further reduce our portfolio.

We have no international operations and do not purchase receivables from international customers. Terms of our purchased contracts receivable range primarily from three to five years. These purchases, and the subsequent administration of the receivables by XC, have historically been undertaken pursuant to the Amended and Restated Operating Agreement between XC and us (the Operating Agreement). Under the Operating Agreement, XC transferred to us whatever security interest it had in the receivables and equipment.

As noted, historically, we paid XC a fee to provide billing, collection and other services related to the administration of the receivables that we purchased from XC. Since XC provided these services, we maintained minimal facilities and had no separate infrastructure or employees. Also, as noted above, on May 1, 2002, XCS became operational and now manages XC's customer administration and leasing activities in the U.S. Accordingly, subsequent to May 1, 2002, XCS manages our contracts instead of XC, and we now pay a fee to XCS rather than to XC for these services. The fees we pay to XCS have been and are expected to be equal to the fees paid to XC.

Pursuant to a Support Agreement between XC and us, XC has agreed to retain 100% ultimate ownership of our voting capital stock and make periodic payments to us to the extent necessary to ensure that our annual pre-tax earnings available for fixed charges equal at least 1.25 times our fixed charges. The Support Agreement specifically provides that XC is not directly or indirectly guaranteeing any of our indebtedness, liabilities or obligations. The Support Agreement may not be terminated or modified while any of our debt is outstanding.

Prior to 2000, we paid dividends to XFSI to the extent appropriate to ensure the maintenance of a target debt-to-equity ratio. It was our intent to maintain a target debt-to-equity ratio of 8 to 1. However, due to our cessation of receivables purchases from XC and our decision to run-off or sell the existing portfolio, we will no longer maintain a specific debt-to-equity ratio, and we have no current intention to pay any dividends. We will continue to loan to XC, on a demand basis, all proceeds from the sale or collection of our receivables. In addition, we will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

ITEM 2. Properties

We do not directly own any facilities. Our principal executive offices in Stamford, Connecticut are leased facilities of approximately 500 square feet of office space. Xerox's North American Solutions Group, located in Rochester, New York, uses less than 1,000 square feet of office space to house the personnel that support our operations. These facilities are deemed adequate by management.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Because we are a wholly owned subsidiary, there is no market for our common shares. Dividends declared during the five years ended December 31 were as follows (in millions):

     1998 - None; 1999 - $170; 2000 - None; 2001 - None; and 2002 - None.

ITEM 6. Selected Financial Data

5 Years in Review

(Dollars in millions)                        2002    2001    2000    1999    1998
                                             ----    ----    ----    ----    ----
Operations:
Earned income:
   Contracts receivable                    $  175  $  400  $  441  $  435  $  388
   Xerox Note Receivable                      100       -       -       -       -
Income before income taxes                    142      91     137     180     137
Net income                                     97      53      83     110      82
Financial position:
Contracts receivable                        1,151   3,244   6,355   5,653   5,789
Total assets                                2,662   4,288   5,494   4,940   5,039
Consolidated capitalization
   Short-term debt                            470   1,760     880   2,902   3,720
   Long-term debt                           1,382   1,767   3,856   1,330     647
       Total debt                           1,852   3,527   4,736   4,232   4,367
Common shareholder's equity                   763     658     613     530     590

Selected Data and Ratios
Common shareholders of record at year-end       1       1       1       1       1

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Due to the fact that our liquidity is dependent upon the liquidity of XC, our ultimate parent, Item 7 includes both our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and XC's MD&A. Certain matters discussed in XC's MD&A will relate to events and transactions that do not directly affect our liquidity.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Until July 2001, our sole business was to purchase non-cancelable contracts receivable arising from installment sales and lease contracts originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us. However, in anticipation of the agreements between XC and GE, we stopped purchasing new contracts receivable from XC effective July 1, 2001. Our existing portfolio of contracts receivable will ultimately run-off as amounts are collected or are sold back to XC as part of XC's securitization strategy.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertook the purchases noted above. In 2002, we did not purchase receivables from XC compared to purchases of $908 million and $2,496 million in 2001 and 2000, respectively. The decrease in receivable purchases in 2001 was due to the cessation of purchases from XC effective July 1, 2001, as described above. Income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the XC Master Demand Note (the Demand
Note).

During 2001, XC entered into an agreement with GE whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of XC's new lease originations up to a maximum amount of $5.0 billion outstanding at any one time. In connection with these agreements, during 2002 and 2001 we sold contracts receivable to XC aggregating $451 million and $949 million, respectively. The sales to XC were accounted for as sales of contracts receivable at approximately book value, which approximated fair value.

Total earned income was $275 million, $400 million and $441 million for the years ending December 31, 2002, 2001 and 2000, respectively. Contracts receivable income declined by $225 million and $41 million in 2002 and 2001, respectively. The declines reflect the decrease in the portfolio of contracts receivable as a result of our decision to discontinue purchasing receivables from XC in July 2001 as well as the sales of contracts receivable back to XC in 2001 and 2002. Although the balance of contracts receivable was significantly reduced by December 31, 2001, the majority of the sales back to XC in 2001 did not occur until the fourth quarter. Accordingly, the decline in earned income for 2001 was mitigated as average receivables in 2001 were only 11 percent below 2000 levels. Earned income of $100 million on the Demand Note in 2002 partially offset the decline in contracts receivable income.

Interest expense was $122 million, $261 million and $292 million for the years ending December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 reflects lower debt levels, as collections and sales of existing receivables together with our cessation of new contract purchases have allowed us to reduce our debt. Further, as a result of most of our match funding (pay fixed/receive variable) swaps either maturing or terminating in 2001 and 2002, the majority of our debt bears interest at variable rates and therefore we benefited from the lower interest rates in 2002 as compared to 2001. The 2001 decrease reflects lower debt levels resulting from a reduction in the portfolio size. As discussed above, although the portfolio was significantly reduced by year-end 2001, the majority of the decrease did not occur until the fourth quarter of 2001, thereby mitigating the decline in interest expense.

Prior to the fourth quarter of 2000, both Xerox and we had employed a match funding policy for financing assets and related liabilities. Under this policy, the interest and currency characteristics of the indebtedness were, in most cases, matched to the interest and currency characteristics of the contract receivables, and short-term debt was classified on our balance sheets as long-term if we had the intent and ability to extend the maturities of that debt. The credit rating downgrades of XC's and our debt in 2000 and 2001 significantly changed the nature of our indebtedness and impacted our ability to continue with our historical match funding policy. We now expect to pay down our outstanding obligations as they contractually mature, and our debt has been classified in the consolidated balance sheets accordingly.

The mark-to-market valuation of our interest rate derivatives resulted in a net loss of $5 million and $37 million in 2002 and 2001, respectively. The loss in 2002 primarily reflects the accretion of the loss booked at the adoption of SFAS No. 133 in Accumulated Other Comprehensive Income for our match funding swaps of $13 million. This was partially offset by net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. While all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the related underlying debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings. The loss in 2001 primarily reflects the recognition of the change in fair value on our derivative contracts of approximately $20 million directly through earnings as a result of our inability to obtain hedge accounting. The balance reflects the accretion of the loss booked at the adoption of SFAS No. 133 in Accumulated Other Comprehensive Income for our match funding swaps.

General and administrative expenses were $6 million in 2002 compared to $11 million in 2001 and $12 million in 2000. These expenses are incurred to administer the contracts receivable purchased from XC. The decline in 2002 reflects the lower level of receivables in 2002 compared to 2001. The 2001 and 2000 expense levels were substantially unchanged, as the average level of contracts receivable was consistent in those years.

The effective income tax rate was 31.7 percent in 2002, compared to 38.9 percent in 2001 and 2000. The decrease in our effective tax rate during 2002 was due to a reduction in our estimated state tax as a result of our exit from doing business in several states over the past several years. In addition, the 2002 effective tax rate reflects benefits arising from the favorable resolution of audits and certain other tax-related issues.

Application of Critical Accounting Policies

In preparing the financial statements and accounting for the underlying transactions and balances, we apply our financial policies as disclosed in our Notes to the Consolidated Financial Statements. The application of our accounting policies generally does not involve significant estimates or management's judgment.

From time-to-time, in the normal course of business, we securitize or sell contracts receivable with or without recourse and/or discounts. The receivables are removed from the Consolidated Balance Sheet at the time they are sold and the risk of loss has transferred to the purchaser. However, we maintain risk of loss on any retained interest in such receivables. Sales and transfers that do not meet the criteria for surrender of control, or that were sold to a consolidated special purpose entity (non-qualified special purpose entity)under SFAS No. 140, are accounted for as secured borrowings. These transactions are often complex, involve highly structured contracts between us and the buyer or transferee and involve strict accounting rules application. The key distinction in the application of the accounting rules to the structured contracts and similar transactions (sale versus a secured borrowing) is the inclusion or exclusion of the related receivables and or associated obligations that would or would not be included in our Consolidated Balance Sheet, as well as any gain or loss that would result in a sale transaction. In order for a transaction to qualify as a sale, several accounting requirements must be met including the surrender of control over the receivables and the existence of a bankruptcy remote contract structure. Transactions not meeting these requirements must be accounted for as secured borrowings.

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

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

XC manages our cash and liquidity resources as part of its U.S. cash management system. Accordingly, any cash we generate is immediately loaned to XC, and we generally do not maintain cash balances. Our liquidity is dependent on the continued liquidity of XC. Due to our cessation of receivables purchases from XC in 2001 and our sale of portions of our existing portfolio of contracts receivable, funds collected since mid-2001 have exceeded cash usage requirements, and all such excess funds have been loaned to XC under the interest-bearing Demand Note. We have made in the past, and will continue to make, demand loans to XC of all proceeds from the sale or collection of our contracts receivable, and we will continue to demand repayment of these loan amounts as and to the extent necessary to repay our maturing debt obligations and fund our operations.

Net cash provided by operating activities was $154 million in 2002 compared to $6 million of cash usage in 2001. The increase was primarily due to a $91 million change in the cash collateral requirements on certain derivative contracts. During 2001, we paid $47 million to collateralize certain cross-currency derivative contracts. During 2002, $44 million of that collateral was released to us. In addition, higher net income due primarily to lower interest expense also contributed to the increase. Net cash used in operating activities was $6 million in 2001 compared with net cash provided of $74 million in 2000. Adding back the net losses on derivative instruments of $23 million in 2001, net income was slightly lower in 2001 reflecting the decline in contracts receivable during 2001. The net change in operating assets and liabilities, reflecting a $35 million use of cash in 2001, is the result of lower tax and interest accruals primarily due to lower income and debt levels, respectively. Operating cash usage in 2001 also reflects collateralization payments of $47 million associated with certain derivative contracts.

Net cash provided by investing activities was $1,665 million in 2002 compared to $1,236 million in 2001. Both amounts reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001. Accordingly, net collections from investments were $1,359 million and $998 million in 2002 and 2001, respectively, as new purchases of investments ceased in the third quarter of 2001. 2002 and 2001 also reflect proceeds of $451 million and $1,592 million, respectively, from the sale of receivables back to XC as described in Note 2 to the Consolidated Financial Statements. In 2002 and 2001, contract collections and proceeds from the sale of receivables were partially offset by net advances to XC as required and described in Note 4. The advances to XC reflect our receipt of $1,020 million from XC in the second quarter of 2002 that we used to repay our revolver debt in connection with XC's negotiation of the New Credit Facility. 2001 includes $23 million associated with the sale of certain assets. Net cash used in investing activities of $622 million in 2000 reflects the fact that purchases of investments exceeded collections from investments.

In connection with XC's financing agreement with GE, during 2002 and 2001, we sold back to XC an aggregate of $451 million and $949 million, respectively, of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC. XC continues to pursue alternative forms of financing including securitization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable. Any such future securitizations by XC could further reduce our portfolio if we sell contracts receivable back to XC. Any funds received on such sales will be loaned to XC under the interest bearing Master Demand Note.

The changes in operating and investing cash flows resulted in net cash used in financing activities of $1,804 million in 2002 compared to $1,230 million in 2001. 2002 reflects principal payments on long-term debt, primarily the $1,020 million repayment of our revolver debt, as no proceeds from new debt were received. 2001 reflects payments on notes with Xerox and affiliates and principal payments on long-term debt of $643 million and $555 million, respectively. 2001 also includes payments of $32 million on commercial paper. Net cash provided by financing activities was $548 million in 2000. Cash provided in 2000 primarily reflects the proceeds associated with term funding, partially offset by payments on notes with Xerox and affiliates and principal payments on long-term debt.

As of December 31, 2002, we had approximately $1.9 billion of debt outstanding. We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet our remaining maturing obligations.

New Credit Facility
-------------------

In June 2002, Xerox entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing its prior $7 billion facility (the "Old Revolver"). At that time, Xerox permanently repaid $2.8 billion of the Old Revolver, which included our repayment of the $1.02 billion that we had borrowed. Xerox subsequently also repaid a portion of the New Credit Facility. At December 31, 2002, the New Credit Facility consisted of two tranches of term loans totaling $2.0 billion and a $1.5 billion revolving credit facility that includes a $200 million letter of credit subfacility. We cannot borrow under the New Credit Facility. At December 31, 2002, $3.5 billion was outstanding under the New Credit Facility.

Subject to certain limits described in the following paragraph, all obligations under the New Credit Facility are guaranteed by substantially all of XC's U.S. subsidiaries (including us). Our guaranty of obligations under the New Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 21, 2002. In connection with the New Credit Facility, substantially all of XC's U.S. subsidiaries (including us) also guaranteed XC's $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009 (collectively, the "Senior Notes").

In addition to other defaults customary for facilities of this type, a default on debt, or bankruptcy, of Xerox Corporation or certain of its subsidiaries, would constitute a default under the New Credit Facility.

At December 31, 2002, Xerox was in compliance with all aspects of the New Credit Facility including financial covenants, and expects to be in compliance for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on its and our liquidity and operations.

Refer to the Xerox Corporation MD&A in the following section and Notes 1 and 7 for a full description of the New Credit Facility.

Financial Risk Management
-------------------------

We are exposed to market risk from changes in interest rates and foreign currency exchange rates that could affect our results of operations and financial condition. Our current below investment-grade debt ratings effectively constrain our ability to fully use derivative contracts as part of our risk management strategy described below, especially with respect to interest rate management. Accordingly, we are exposed to increased volatility in our results of operations.

However, as more fully described in Note 1, we stopped purchasing new contracts receivable from XC effective July 1, 2001 and our existing portfolio of contracts will ultimately run-off as amounts are collected or contracts are sold back to XC as part of its efforts to securitize existing receivables. As a result of this decision, our exposures have effectively been limited to the current balances of receivables and related debt and will decrease over time as receivables are collected or sold and debt is repaid.

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as of January 1, 2001. The adoption of SFAS No. 133 is expected to increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as noted above, our volatility is limited since our ability to enter into new derivative contracts is constrained and the business is in run-off as a result of the decision to discontinue the purchase of new receivables from XC.

We have historically entered into certain derivative contracts, including interest rate swap agreements and foreign currency swap agreements to manage interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

Contracts receivable assets earn fixed rates of interest, while a significant portion of our debt bears interest at variable rates. Historically we have attempted to manage our interest rate risk by "match-funding" the financing assets and related debt, including the use of interest rate swap agreements. However, as our credit ratings declined, our ability to continue this practice became constrained.

At December 31, 2002, we had $1,142 million of variable rate debt, including our pay variable interest-rate swaps. The nominal value of pay fixed interest-rate swaps were $194 million.

Many of the financial instruments we use are sensitive to changes in interest rates. Interest rate changes result in fair value gains or losses on our term debt and interest rate swaps, due to differences between current market interest rates and the stated interest rates within the instrument. The change in fair value at December 31, 2002, from a 10% change in market interest rates would be approximately $40 million for our interest rate sensitive financial instruments. Our currency and interest rate hedging activities are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally, when possible, held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management's Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation 2002 Annual Report on Form 10-K.

READER'S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO "WE", "OUR", AND "US" REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC'S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION'S 2002 ANNUAL REPORT ON FORM 10-K FILED SEPARATELY WITH THE SEC.

Summary of Total Company Results:

The following is a summary of our results ($ in millions, except share amounts):

                                                          Year Ended December 31,
                                                   ----------------------------------
                                                       2002         2001         2000
                                                     --------    --------    ---------
          Revenue                                    $ 15,849    $ 17,008    $ 18,751
          Net income (loss)                                91         (94)       (273)
          Diluted Earnings (Loss) per share          $   0.02    $  (0.15)   $  (0.48)

Revenues: A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. We generally do not hedge the translation effect of revenues denominated in currencies where the local currency is the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 4 percent weaker in 2002 than in 2001 and three percent stronger in 2001 than in 2000. As a result, foreign currency translation favorably impacted total revenue growth by approximately one percentage point in 2002 and unfavorably impacted revenue growth by about one percentage point in 2001. Additionally, in 2002, currency devaluations in Brazil continued to impact our results, as the Brazilian Real devalued 19 percent against the U.S. dollar. The devaluation was 22 percent and 2 percent in 2001 and 2000, respectively.

Total revenues of $15.8 billion in 2002 declined 7 percent from 2001. Economic weakness and competitive pressures persisted throughout the year, however year over year revenue declines moderated during the year, reflecting the success of numerous recent product launches in our color and monochrome digital multifunction target markets. Approximately one quarter of the decline was due to our prioritization of more profitable revenue which resulted in reduced revenue in our Developing Markets Operations segment ("DMO"), reflecting a reduction in the number of printers and copiers at customer locations, primarily in Brazil and Argentina. In addition, approximately 15 percent of the decline was due to the discontinuation of equipment sales and declining supplies sales due to our SOHO exit in the second half of 2001. Approximately 10 percent of the decline reflects lower financing income revenue, resulting from lower equipment installations and our exit from the financing business in certain European countries. The remainder of the decline was due to a mix of economic weakness, continued competitive pressures and market transition from light-lens to digital technology. This resulted in continued declines in older light-lens products, as customers continue to transition to new digital technology, only modestly offset by growth in production color, monochrome digital multifunction, and color printers, reflecting the success of our new products in these key areas.

Total revenues of $17.0 billion in 2001 declined 9 percent from 2000, primarily reflecting the adverse impact of marketplace competition, further weakening of the worldwide economy and our reduced participation in aggressively priced bids and tenders as we focused on improving our profitability. In addition, approximately one quarter of the decline reflected the absence of revenues due to our exit from the SOHO business in the second half of 2001 and the sale of our China operations in 2000. Approximately 20 percent of the decline reflects lower revenue in DMO, also due to our decision to prioritize more profitable revenue.

Revenues by Type:   Revenues and year-over-year changes by type of revenues were as follows ($ in millions):

                                                         Revenues
                                                         --------
                                                  Year Ended December 31,        Percent Change
                                                  ----------------------         --------------
                                                 2002       2001       2000       2002     2001
                                                 ----       ----       ----       ----     ----
         Equipment sales                      $  3,901   $  4,329   $  5,264      (10)%    (18)%
         Post sale and other revenue            10,948     11,550     12,325       (5)%    (6)%
         Finance income                          1,000      1,129      1,162      (11)%    (3)%
                                              --------   --------   --------
             Total Revenues                   $ 15,849   $ 17,008   $ 18,751       (7)%    (9)%
                                              ========   ========   ========

A reconciliation of the above presentation of revenues to the revenue classifications included in our Consolidated Statements of Income is as follows ($ in millions):

                                                         Year Ended December 31,
                                                         -----------------------
                                                        2002      2001       2000
                                                        ----      ----       ----
      Sales ........................................  $  6,752   $  7,443  $  8,839
      Less: Supplies, paper and other sales ........    (2,851)    (3,114)   (3,575)
                                                      --------   --------  --------
      Equipment Sales ..............................    $3,901   $  4,329  $  5,264
                                                      ========   ========  ========

      Service, outsourcing and rentals .............  $  8,097   $  8,436  $  8,750
      Add: Supplies, paper and other sales .........     2,851      3,114     3,575
                                                      --------   --------  --------
      Post sale and other revenue ..................  $ 10,948   $ 11,550  $ 12,325
                                                      ========   ========  ========

2002 Equipment sales of $3.9 billion declined 10 percent from $4.3 billion in 2001 and included a benefit of one-percentage point from currency. Year over year equipment sales declines moderated throughout 2002, reflecting the success of our 2002 product launches in the key areas of monochrome digital multifunction, as well as in Production and Office color. Approximately 35 percent of the decline was due to a decrease in light lens equipment sales due to customers that transitioned to digital technology. Less than 5 percent of our 2002 Equipment sales were for light lens devices and we expect this declining trend to continue. Approximately 30 percent of the Equipment sales decline was due to our exit from the SOHO segment in 2001 and the remainder of the decline was caused by a combination of the weak economy, marketplace competition and price pressures which approximated 5 to 10 percent and our decision to reduce participation in aggressively priced bids and tenders in Europe, as we reoriented our focus from market share to profitable revenue.

2001 Equipment sales of $4.3 billion declined 18 percent from $5.3 billion in 2000 and included an unfavorable currency impact of one percentage point. Over one-third of the decline was due to our exit from the SOHO segment in 2001 and the sale of our China operations in 2000. Approximately one quarter of the decline was due to customers that transitioned from light lens to digital technology. The balance of the decline reflected a combination of economic weakness, competitive price pressures which approximated 5 to 10 percent, and our decision to reduce participation in aggressively priced bids and tenders in Europe, as we reoriented our focus from market share to profitable revenue.

Post sale and other revenue consists of service, supplies, paper, rental, facilities management and other revenues derived from the equipment installed at customer locations and the volume of prints and copies that our customers make on that equipment, as well as associated services. 2002 Post sale and other revenue of $10.9 billion, declined 5 percent from $11.5 billion in 2001, including a favorable impact of one-percentage point from currency. Over half of the total decline in 2002 Post sale and other revenue was due to a reduction in the amount of equipment installations at certain DMO customer locations, as a result of reduced placements in recent periods and our exit from the SOHO segment in the second half of 2001. The balance of the decline included lower page print volumes and customers that transitioned from light lens to digital technology, reflecting weak monochrome equipment installations in the Production and Office segments which have not yet been offset by growth in color. Within post sale and other revenue, 2002 supplies, paper and other sales of $2.9 billion declined 8 percent from 2001 predominantly due to supplies declines reflecting our second half 2001 SOHO exit, lower DMO equipment installations and production and office light lens declines. Service, outsourcing and rental revenue of $8.1 billion declined 4 percent from 2001 predominantly due to lower rental revenues a the result of a reduction in the level of equipment installations at certain DMO customers in both current and prior periods.

2001 Post sale and other revenue of $11.5 billion, declined 6 percent from $12.3 billion in 2000 and included the adverse impact from currency translation of one-percentage point. Approximately 40 percent of the decline occurred in our DMO segment as a result of reduced equipment installations in that segment and 15 percent was due to the sale of our China operations in 2000. The remainder of the decline resulted from decreases in Production monochrome and Office light lens, and our decision to prioritize more profitable revenue, which were only partially offset by strong double-digit growth in color and monochrome digital multifunction. Within post sale and other revenue, 2001 supplies, paper and other sales of $3.1 billion declined 13 percent from 2000 due to lower paper sales reflecting reduced volumes and reduced Production, Office and DMO supplies revenues reflecting the declines discussed above. Service, outsourcing and rental revenue of $8.4 billion were 4 percent lower than 2000 as lower service and rental revenues were only partially offset by document outsourcing growth.

2002 Finance income revenue declined 11 percent from 2001, reflecting lower 2002 equipment sales, our full exit from the financing business in the Nordic countries and in Italy, as well as our partial exit of this business in The Netherlands and Germany. 2001 Finance income revenue declined 3 percent from 2000, reflecting lower equipment sales and the initial effects of our transition to a third party finance provider in the Nordic countries.

Finance income is primarily impacted by equipment lease originations and interest rates. The most significant factor is the level of equipment lease originations; accordingly, we expect that Finance income will decline in 2003, reflecting lower equipment lease originations in recent years. In addition, Finance income will be reduced to the extent we sell portions of our financing businesses, similar to the Nordic countries and Italy, or enter into agreements with third parties to provide financing directly to our customers. Since the vast majority of our third-party financing arrangements have been structured as secured borrowings, the lease receivables remain on our balance sheet and are expected to continue generating Finance income. As a result of the above factors, we expect the trend of the decreasing Finance income to stabilize, although periodic fluctuations will occur as a result of the level of equipment sales and interest rates.

We expect equipment sales to grow modestly in 2003, as our 2002 and planned 2003 product launches should enable us to strengthen our market position. Our ability to increase post sale revenue is dependent on our success increasing the amount of our equipment at customer locations and the volume of pages generated on that equipment. In 2003, we expect post sale and other revenue declines will continue to moderate as equipment sales increase and our services and solutions increase utilization of the equipment. Accordingly, we expect a modest total revenue decline in 2003.

Employee Stock Ownership Plan: As more fully discussed in Note 16 to the Consolidated Financial Statements, our Board of Directors reinstated the dividend on our Employee Stock Ownership Plan ("ESOP") in 2002, which resulted in a reversal of compensation expense previously recorded. The reversal of compensation expense corresponded to the line item in the Consolidated Statement of Income for 2002 where the charge was originally recorded and included $28 in both Cost of Sales and Selling, administrative and general expenses and $11 in Research and Development expenses. Of the total compensation expense originally recorded, $34 million and $33 million was recognized in 2002 and 2001, respectively. As such, 2002 benefited by $33 million of excess compensation expense reversal that was recorded in 2001. There is no corresponding earnings per share improvement in 2002, since the EPS calculation requires deduction of dividends declared from reported net income in arriving at net income available to common shareholders. In the fourth quarter 2002, an additional $11 million of dividends were declared.

Gross Margin:  Gross margin by revenue classification was as follows:

                                                     Year Ended December 31,
                                                     ----------------------
                                                    2002       2001      2000
                                                    ----       ----      ----
       Total gross margin                           42.4%     38.2%     37.4%
           Sales                                    37.8%     30.5%     31.2%
           Service, outsourcing and rentals         44.0%     42.2%     41.1%
           Finance income                           59.9%     59.5%     57.1%

The 2002 gross margin of 42.4 percent improved 4.2 percentage points from 2001.
1.4 percentage points of the increase reflects our second half 2001 SOHO exit. Improved manufacturing and service productivity, which was more than offset by lower prices accounted for approximately one percentage point of improvement and higher margins in our DMO operating segment also contributed about 0.5 percentage points of the improvement. The balance of the increase includes the favorable ESOP compensation expense adjustment, favorable transaction currency, lower inventory charges associated with restructuring actions and improved document outsourcing margins associated with our focus on profitable revenue.

2002 Sales gross margin improved by 7.3 percentage points from 2001. Approximately 2.6 percentage points of the improvement was due to our SOHO exit, about 1.3 percentage points of the improvement was due to increases in DMO, 0.6 percentage points was due to lower inventory charges associated with restructuring actions and the balance was largely due to manufacturing productivity, which was more than offset by competitive price pressures. 2002 Service, outsourcing and rentals margins improved by 1.8 percentage points from 2001 reflecting the benefits of expense productivity actions and more profitable document outsourcing contracts.

The 2001 gross margin of 38.2 percent increased 0.8 percentage points from 2000, as improved manufacturing and service productivity more than offset unfavorable mix and competitive price pressures, particularly in the production monochrome area. 2001 Sales gross margin declined by 0.7 percentage points due to higher manufacturing expenses resulting from lower volume and plant utilization as well as a lower level of high margin licensing and software revenues. These improvements were partially offset by increased margins in our printer business. 2001 Service, outsourcing and rentals margin improved by 1.1 percentage points due primarily to service expense reductions and facilities maintenance gross margin improvements, partially offset by declines in DMO.

Finance income margins of approximately 60 percent reflect interest expense related to our financing operations. Equipment financing interest rates are determined based on a combination of actual interest expense incurred on financing debt, as well as our estimated cost of funds, applied against the estimated level of debt required to support our financed receivables. The estimate is based on an assumed ratio of debt as compared to our finance receivables. This ratio ranges from 80-90% of our average finance receivables. This methodology has been consistently applied for all periods presented. We expect our 2003 Finance income gross margin to be in line with 2002.

Research and Development: 2002 research and development ("R&D") spending of $917 million, was $80 million lower than 2001. Approximately 40 percent of the decline was due to our SOHO exit, another 40 percent of the decline reflects both benefits from cost restructuring actions and the receipt of external funding and the balance reflects the previously discussed favorable ESOP compensation expense adjustment. R&D spending represented our continued investment in technological development, particularly color, to maintain our position in the rapidly changing document processing market. We believe our R&D remains technologically competitive. Our R&D is strategically coordinated with that of Fuji Xerox, which invested $580 million in R&D in 2002, which together with our R&D spending resulted in a combined total of $1.5 billion. To maximize the synergies of our relationship, our R&D expenditures are focused on the Production segment while Fuji Xerox R&D expenditures are focused on the Office segment. In 2002, we were awarded over 700 U.S. patents ranking us 19th on the list of companies that had been awarded the most U.S. patents during the year. Together with Fuji Xerox, we were awarded close to 900 U.S. patents in 2002. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2002, we held approximately 7,700 U.S. patents. These patents expire at various dates up to 17 years from the date of award. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or the individual segments. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

2001 R&D spending of $997 million declined by $67 million from 2000. Over half the reduction reflects the second half 2001 SOHO disengagement, with the balance due to cost reduction initiatives in 2000 and 2001.

Selling, Administrative and General Expenses: Selling, administrative and general ("SAG") expense information was as follows ($ in millions):

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                         2002     2001    2000
                                                                         ----     ----    ----
        Total Selling, administrative and general expenses             $ 4,437  $ 4,728  $5,518
        SAG as a percentage of revenue                                    28.0%    27.8%   29.1%

2002 SAG expense of $4,437 million declined by $291 million from 2001. The reduction includes lower bad debt expenses of $106 million, lower SOHO spending of $84 million and a $34 million favorable property tax adjustment in North America. These decreases were partially offset by $106 million of internal-use software impairment charges, $65 million of higher advertising and marketing communications spending, $18 million of increased professional fees and $26 million of losses associated with the exit from certain leased facilities. The balance of the reduction primarily reflects employment reductions associated with our cost base restructuring which has resulted in lower labor, benefit and related expenses.

2001 SAG expense of $4,728 million declined $790 million from 2000 reflecting significantly lower labor costs and other benefits derived from our cost reduction initiatives, temporarily lower advertising and marketing communications spending of $88 million and reduced SOHO spending of $62 million, partially offset by increased professional costs related to litigation, regulatory issues and related matters of $52 million.

We expect 2003 total SAG expense reductions in line with the 2002 decline.

Bad debt expense included in SAG, was $332 million, $438 million and $472 million in 2002, 2001 and 2000, respectively. Lower expense in 2002 is due to improved customer administration, collection practices and credit approval policies, as well as our revenue declines. 2001 provisions were lower than 2000 due to lower equipment sales, partially offset by reserve increases due to the weakened worldwide economy. Bad debt expenses as a percent of total revenue were
2.1 percent, 2.6 percent, and 2.5 percent for 2002, 2001 and 2000, respectively.

As with Finance income, the bad debt provision will be impacted to the extent we sell portions of our financing businesses, including existing receivables, or enter into agreements with third parties to provide financing directly to our customers. Any provision for customer credit would accordingly be factored in the proceeds we receive from the counterparty and the resultant revenue or gain recognized on the sale of equipment or receivables. However, as noted above, since most of our transactions with third parties involve secured borrowing structures, the associated finance receivables will remain in our Consolidated Balance Sheets. Accordingly, in these cases the provision for bad debts will continue to be recorded as usual and therefore no impact to our Consolidated Statements of Income is expected.

Restructuring Programs: Starting in late 2000, as a part of the Turnaround Program, we implemented work force resizing and cost reduction actions that reduced SAG expenses and improved gross margins by approximately $800 million in annualized savings during 2001 and an additional $300 million, for a total of $1.1 billion in annualized savings during 2002. These savings resulted from reducing layers of management, consolidating operations, reducing administrative and general spending, capturing service productivity savings from our digital products and tightly managing discretionary spending. We reduced our costs in our Office operating segment by moving to lower cost indirect sales and service channels and by outsourcing our office products manufacturing. In 2002, we implemented additional restructuring initiatives under the Turnaround Program related additional worldwide employee severance actions, reflecting continued streamlining of existing operations, the elimination of redundant resources and the consolidation of activities into other existing operations and the Fourth Quarter 2002 Restructuring Program. These initiatives resulted in an additional $200 million of cost savings in 2002. Prospectively, we expect the annualized savings to be approximately $1.7 billion in 2003 as compared to 2000 spending levels from these programs.

In addition to the work force resizing and cost reduction actions, we also sold $2.7 billion of assets as part of the Turnaround Program. These sales were primarily focused on improving our liquidity, as well as transitioning a portion of our equipment financing to third parties in some geographies, a portion of our manufacturing activities to Flextronics and exiting certain non-core businesses.

The most significant of the sales included the sale of half of our 50 percent ownership interest in Fuji Xerox in 2001 to Fuji Photo Film Co., Ltd. ("Fuji Film") and our China operations in 2000 to Fuji Xerox,, in order to improve our liquidity. In connection with the sale of Fuji Xerox, we received $1.3 billion in cash and recorded a pre-tax gain of $773 million. Under the agreement Fuji Film's ownership interest in Fuji Xerox increased from 50 percent to 75 percent. Our ownership interest decreased to 25 percent and we retain significant rights as a minority shareholder. We account for our investment in Fuji Xerox under the equity method, both before and after the sale of the additional 25 percent. Subsequent to the sale, we have maintained our product distribution and technology agreements that ensure that both parties have access to each other's portfolio of patents, technology and products. Fuji Xerox continues to sell products to us as well as collaborate with us on R&D. In 2000, we recognized approximately $73 million of equity income from Fuji Xerox in our Consolidated Statement of Income. Our equity income from Fuji Xerox in 2002 and 2001 was approximately $45 million for both years.

The sale of our China operations to Fuji Xerox generated cash of $550 million and a pre-tax gain of $200 million. In connection with the sale, Fuji Xerox also assumed $118 million of indebtedness. Our China operations had $262 million of revenue in 2000, which is included in the accompanying Consolidated Statement of Income. While Fuji Xerox is our affiliate, we believe the negotiations for this transaction were similar to those that would have been entered into with an unaffiliated third party, both in terms of price and conditions. Both parties were represented by separate legal counsel. The sale of our China operations had no operational impact, other than the permanent reduction in sales. Given the sale to Fuji Xerox, however, we retained our equity share of the China operations' net income.

We sold our leasing business in four Nordic countries in 2001 and our leasing business in Italy in 2002 to a company now owned by GE. These sales were aligned with our strategy of transitioning portions of our equipment financing to third parties. We received $352 million in cash and retained interests in certain finance receivables for the sale of the Nordic leasing business and $200 million in cash, plus the assumption of $20 million in debt for the sale of our leasing business in Italy. The sale of the Nordic leasing business approximated book value. We recognized a pre-tax loss from the sale in Italy of approximately $27 million primarily related to the recognition of cumulative translation adjustment losses and final sale contingency settlements. The impact of both of these transactions was to eliminate finance receivables from our balance sheet approximating the proceeds received from the sales, thereby improving our liquidity. GE will be providing the ongoing financing for these customers in these countries. Removing the finance receivable portfolios and essentially outsourcing the financing to GE, will result in future reductions in finance income and financing interest expense, as well as general and administrative costs.

In addition to these sales, we also entered into a purchase and supply agreement with Flextronics, a global electronics manufacturing services company. Pursuant to the purchase agreement, we sold our operations in Toronto, Canada; Aguascalientes, Mexico; Penang, Malaysia; Venray, The Netherlands and Resende, Brazil to Flextronics for $167 million. In addition, Flextronics purchased the related inventory, property and equipment. We expect these sales, to a company that specializes in manufacturing as their core competency, will help us reduce manufacturing costs and help effectively manage our inventory levels. In total, approximately 4,100 employees in these operations transferred to Flextronics. For further discussion, refer to Note 4 to our Consolidated Financial Statements.

We also exited certain non-core businesses in 2001 and 2002. These sales included the sale of Katun Corporation in 2002, a supplier of after market copier/printer parts and supplies, for net proceeds of $67 million and the sale of Delphax in 2001, a manufacturer of high-speed electron beam imaging digital printing systems and related parts, supplies and services, for net proceeds of $16 million. These sales were essentially break-even. The sale of these businesses did not have a material effect on our financial position, results of operations or cash flows.

At this time, we have substantially completed our restructuring initiatives, although we expect 2003 restructuring charges of approximately $115 million as further described in Note 2 to our Consolidated Financial Statements.

Worldwide employment declined by approximately 11,100 in 2002, to approximately 67,800, largely as a result of our restructuring programs, and the transfer of employees to Flextronics, as part of our office manufacturing outsourcing. Worldwide employment was approximately 78,900 and 91,500 at December 31, 2001 and 2000, respectively.

Other Expenses, Net: Other expenses, net for the three years ended December 31, 2002 consisted of the following ($ in millions):

                                                                               Year Ended December 31,
                                                                          ------------------------------
                                                                           2002         2001      2000
                                                                          -------      ------    ------
         Non-financing interest expense                                   $  350       $ 480     $  592
         Currency losses (gains), net                                         77         (29)      (103)
         Legal and regulatory matters                                         37          --         --
         Amortization of goodwill (2001 and 2000) and intangibles             36          94         86
         Interest income                                                     (77)       (101)       (77)
         Gain on early extinguishment of debt                                 (1)        (63)        --
         Business divestiture and asset sale (gains) losses                   (1)         10        (67)
         Purchased in-process research and development                        --          --         27
         All other, net                                                       24          53         93
                                                                          ------       -----     ------
                                                                          $  445       $ 444     $  551
                                                                          ======       =====     ======

2002 non-financing interest expense was $130 million lower than 2001 reflecting lower debt levels throughout 2002 and lower borrowing costs in the first half of the year, partially offset by higher interest rates and borrowing costs in the second half of the year associated with the terms of the New Credit Facility. Lower borrowing costs reflect the continued decline in interest rates throughout 2002, coupled with our higher proportion of variable rate debt in 2002 as compared to 2001. Our current credit ratings are below investment grade and effectively constrain our ability to fully use derivative contracts to manage interest rate risk. Accordingly, although we benefited from lower interest rates in 2002, we have greater exposure to volatility in our results of operations. 2002 non-financing interest expense included net gains of $12 million from the mark-to-market valuation of our interest rate swaps. Differences between the contract terms of our interest rate swaps and the underlying related debt restricts hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"), which required us to record the mark-to-market valuation of these derivatives directly to earnings. 2001 non-financing interest expense was $112 million lower than 2000, reflecting lower interest rates and lower debt levels. Non-financing interest expense in 2001 included net losses of $2 million from the mark-to-market of our interest rate swaps. Due to the inherent volatility in the interest rate markets, we are unable to predict the amount of the above noted mark-to-market gains or losses in future periods. Such gains or losses could be material to the financial statements in any future reporting period.

Net currency losses (gains) result from the re-measurement of unhedged foreign currency-denominated assets and liabilities, the spot/forward premiums on foreign exchange forward contracts in those markets where we have been able to restore economic hedging capability and economic hedges of anticipated transactions for which we do not qualify for cash flow hedge accounting treatment under SFAS No. 133. In the first half of 2002, we incurred $57 million of exchange losses, primarily in Brazil and Argentina due to the devaluation of the underlying currencies. In the latter half of 2002, we have been able to restore hedging capability in the majority of our key markets. Therefore, the $20 million of currency losses in the second half of 2002 primarily represents the spot/forward premiums on foreign exchange forward contracts and unfavorable currency movements on economic hedges of anticipated transactions not qualifying for hedge accounting treatment. In 2001, exchange gains on yen debt of $107 million more than offset losses on Euro loans of $36 million, a $17 million exchange loss resulting from the peso devaluation in Argentina and other currency exchange losses of $25 million. In 2000, large gains on both the yen and Euro loans contributed to the $103 million gain. The 2001 and 2000 currency gains and losses were the result of net unhedged positions largely caused by our restricted access to the derivatives markets beginning in the fourth quarter 2000. Despite restoration of hedging capability in our key markets in the latter half of 2002, we are unable to predict the amount of the re-measurement gains or losses in future periods resulting from our remaining unhedged positions, due to the inherent volatility in the foreign currency markets. Such gains or losses could be material to the financial statements in any future reporting period.

Legal and regulatory matters includes $27 million of expenses related to certain litigation, indemnifications and associated claims, as well as the $10 million penalty incurred in connection with our settlement with the SEC. See Note 15 to the Consolidated Financial Statements for additional information.

Prior to 2002, goodwill and other intangible asset amortization related primarily to our acquisitions of the remaining minority interest in Xerox Limited in 1995 and 1997, XL Connect in 1998 and Color Printing and Imaging Division of Tektronix, Inc.

("CPID") in 2000. Effective January 1, 2002 and in connection with the adoption of SFAS No. 142, we no longer record amortization of goodwill. Intangible assets continue to be amortized over their useful lives. Further discussion is provided in Note 1 to the Consolidated Financial Statements.

Interest income is derived primarily from our significant invested cash balances since the latter part of 2000. 2002 interest income was lower than 2001 due to lower invested cash balances in the second half of 2002, resulting from the pay-down of the Old Revolver, as well as lower interest rates. 2001 interest income was $24 million higher than 2000 due to higher interest income resulting from a full year of invested cash balances in 2001, partially offset by lower interest from tax audit refunds. We expect 2003 interest income to be lower than 2002 based on projected lower average cash balances.

In 2002, we retired $52 million of long-term debt through the exchange of 6.4 million shares of common stock valued at $51 million. In 2001, we retired $374 million of long-term debt through the exchange of 41 million shares of common stock valued at $311 million. The shares were valued using the daily volume weighted average price of our common stock over a specified number of days prior to the exchange, based on contractual terms. These transactions resulted in gains of $1 million and $63 million in 2002 and 2001, respectively.

(Gains) losses on business divestitures and asset sales include the sales of our leasing business in Italy, our investment in Prudential Insurance Company common stock and our equity investment in Katun Corporation all in 2002, the sale of our Nordic leasing business in 2001 and the sale of our North American paper product line and a 25 percent interest in ContentGuard in 2000, as well as miscellaneous land, buildings and equipment in all years. Further discussion of our divestitures follows and is also contained in Note 4 to the Consolidated Financial Statements.

Purchased in-process research and development related to a 2000 acquisition. The charge represented the fair value of acquired research and development projects that were determined not to have reached technological feasibility as of the date of the acquisition.

Gain on Affiliate's Sale of Stock: In 2001 and 2000, gain on affiliate's sale of stock of $4 million and $21 million, respectively, reflects our proportionate share of the increase in equity of ScanSoft Inc., resulting from issuance of their stock in connection with one of their acquisitions. The 2000 gain was partially offset by a $5 million charge reflecting our share of in-process research and development associated with one of their acquisitions, which is included in equity in net income of unconsolidated affiliates. ScanSoft, an equity affiliate, is a developer of digital imaging software that enables users to leverage the power of their scanners, digital cameras and other electronic devices.

Income Taxes: The following table summarizes our consolidated income tax (benefits) and the related effective tax rate for each respective period:

                                                   Year Ended December 31,
                                                   ----------------------
                                                 2002        2001       2000
                                                 ----        ----       ----
                 Pre-tax income (loss)           $252        $394     $ (367)
                 Income taxes (benefits)           60         497        (70)
                 Effective tax rate              23.8%      126.1%       19.1%

The difference between the 2002 consolidated effective tax rate of 23.8 percent and the U.S. federal statutory income tax rate of 35 percent relates primarily to the recognition of tax benefits resulting from the favorable resolution of a foreign tax audit of approximately $79 million, tax law changes of approximately $26 million, as well as the impact of ESOP dividends. Such benefits were offset, in part, by tax expense recorded for the on-going examination in India, the sale of our interest in Katun Corporation, as well as recurring losses in certain jurisdictions where we are not providing tax benefits.

The difference between the 2001 effective tax rate and the U.S. federal statutory income tax rate, relates primarily to the recognition of deferred tax asset valuation allowances of $247 million from our recoverability assessments, the taxes incurred in connection with the sale of our partial interest in Fuji Xerox and recurring losses in low tax jurisdictions. The gain for tax purposes on the sale of Fuji Xerox was disproportionate to the gain for book purposes as a result of a lower tax basis in the investment. Other items favorably impacting the tax rate included a tax audit resolution of approximately $140 million and additional tax benefits arising from prior period restructuring provisions.

The difference between the 2000 effective tax rate and the U.S. federal statutory income tax rate, relates primarily to recurring losses in low tax jurisdictions, the recognition of deferred tax asset valuation allowances resulting from our recoverability assessments, as offset by $125 million of additional tax benefits arising from the favorable resolution of tax audits.

Our effective tax rate will change based on nonrecurring events (such as new restructuring actions) as well as recurring factors including the geographical mix of income before taxes. We expect our 2003 consolidated effective tax rate will approximate 40 percent.

Equity in Net Income of Unconsolidated Affiliates: Equity in net income of unconsolidated affiliates is principally related to our 25 percent share of Fuji Xerox income, subsequent to our sale of 25 percent of Fuji Xerox in March 2001. Equity in net income in 2002 of $54 million was in line with our 2001 result of $53 million, as compared with $66 million in 2000. The 2000 results primarily reflected our 50 percent ownership share in Fuji Xerox, partially offset by our $37 million share of a restructuring charge recorded by Fuji Xerox.

Minorities Interest in Earnings of Subsidiaries: Minorities interest in earnings of subsidiaries includes the minority share of subsidiaries that we do not own, as well as dividends on our preferred securities. The increase of $50 million in 2002 to $92 million from 2001, primarily relating to a full year of the quarterly distributions on the Convertible Trust Preferred Securities, issued in November 2001, as more fully discussed in Note 16 to the Consolidated Financial Statements.

Acquisitions: In January 2000, we acquired the Color Printing and Imaging Division of Tektronix, Inc. ("CPID") for $907 million in cash, net of an $18 million purchase price adjustment received in 2001, including $73 million paid by Fuji Xerox for the Asia/Pacific operations. CPID manufactures and sells color printers, ink and related products and supplies. At that time, the acquisition accelerated us to the number two market position in office color printing, improved our reseller and dealer distribution network and provided us with scalable solid ink technology. The acquisition also enabled significant product development and expense synergies with our monochrome printer organization.

Business Performance by Segment: Our reportable segments are consistent with how we manage the business and how we view the markets we serve. Our reportable segments are as follows: Production, Office, DMO, SOHO, and Other. The table below summarizes our business performance by operating segment for the three-year period ended December 31, 2002. Revenues and associated percentage changes, along with operating profits and margins by segment are included. Segment operating profit (loss) excludes certain non-segment items, such as restructuring charges and gains on sales of businesses, as further described in
Note 9 to the Consolidated Financial Statements where we present a reconciliation of segment profit/(loss) to pre-tax profit (loss) as presented in our Consolidated Statements of Income.

Operating segment information for 2001 has been adjusted to reflect a change in operating segment structure that was made in 2002. The nature of the changes related primarily to corporate expense and other allocations associated with internal reorganizations made in 2002, as well as decisions concerning direct applicability of certain overhead expenses to the segments. The adjustments increased (decreased) full year 2001 revenues as follows: Production--($16 million), Office--($16 million), DMO--($1 million), SOHO--$3 million and Other--$30 million. The full year 2001 segment profit was increased (decreased) as follows: Production--$12 million, Office--$24 million, DMO--$32 million, SOHO--$2 million and Other--($70 million). The operating segment information for 2000 has not been restated, as it was impracticable to do so. Therefore, we have presented 2002 and 2001 on the new basis and 2002, 2001 and 2000 on the old basis.

                                                  New Basis                          Old Basis
                                          -------------------------     ----------------------------------
                                             2002           2001           2002         2001        2000
                                             ----           ----           ----         ----        ----
Total Revenue
    Production                            $    5,615          5,883     $   5,635    $  5,899    $   6,332
    Office                                     6,605          6,910         6,620       6,926        7,060
    DMO                                        1,758          2,026         1,758       2,027        2,619
    SOHO                                         244            410           244         407          599
    Other                                      1,627          1,779         1,592       1,749        2,141
                                          ----------     ----------     ---------    --------    ---------
    Total                                 $   15,849     $   17,008     $  15,849    $ 17,008    $  18,751
                                          ==========     ==========     =========    ========    =========

Memo: Color                               $    2,803     $    2,759     $   2,808    $  2,762    $   2,612

Segment Operating Profit (Loss)
    Production                            $      625            466     $     613    $    454    $     463
    Office                                       498            365           493         341         (180)
    DMO                                           62           (125)           53        (157)         (93)
    SOHO                                          82           (195)           82        (197)        (293)
    Other                                       (289)          (143)         (263)        (73)         225
                                          ----------     ----------     ---------    --------    ---------
    Total                                 $      978     $      368     $     978    $    368    $     122
                                          ==========     ==========     =========    ========    =========
Operating Margin
    Production                                  11.1 %          7.9 %        10.9 %       7.7 %        7.3 %
    Office                                       7.5 %          5.3 %         7.4 %       4.9 %       (2.5)%
    DMO                                          3.5 %         (6.2)%         3.0 %      (7.7)%       (3.6)%
    SOHO                                        33.6 %        (47.6)%        33.6 %     (48.4)%      (48.9)%
    Other                                      (17.8)%         (8.0)%       (16.5)%      (4.2)%       10.5 %
    Total                                        6.2 %          2.2 %         6.2 %       2.2 %        0.7 %

Production: Production revenues include production publishing, production printing, color products for the production and graphic arts markets as well as digital and light-lens copiers over 90 pages per minute, sold predominantly through direct sales channels in North America and Europe. Production revenues represented 35 percent (new basis) of both 2002 and 2001 revenues.

2002 Production revenues declined 5 percent from 2001 (new basis), and included a benefit of approximately 1.5 percentage points from currency. High single digit declines in Production monochrome revenues were only partially offset by mid single digit growth in Production color revenues. Production monochrome declines reflect continued customer transition from light-lens to digital equipment, movement to distributed printing and other electronic media and the weak economy. Growth in Production color revenue reflects continued strong growth in our DocuColor 2000 series. The DocuColor 2000 series, launched in 2000, at speeds of 45 and 60 pages per minute established an industry standard by producing near offset-quality, full color prints including customized one-to-one printing at a variable cost of less than 10 cents per page. The series was complemented by the launch of the DocuColor 6060 during the second half of 2002. Mid-Range color revenue also increased, fueled by the successful launch of the DocuColor 1632 and DocuColor 2240 midrange printer/copiers in the second half of 2002.

2001 Production revenue declined 7 percent (old basis) from 2000, including an unfavorable one percentage point impact due to currency. Production monochrome revenue declines reflected competitive product introductions, movement to distributed printing and electronic substitutes, and weakness in the worldwide economy. Revenue from our DocuTech production publishing products, which has been continually refreshed and expanded since its 1990 launch, declined in 2001 reflecting the 1999 introduction of a competitive product. In production printing, we have maintained our strong market leadership in both 2002 and 2001, however, revenue decreased reflecting declines in the transaction printing market. 2001 production color revenues increased 2 percent (old basis) from 2000, including strong DocuColor 2000 series growth, partially offset by declines in older products reflecting introduction of competitive offerings and the effects of the weakened worldwide economy in the second half of the year.

2002 Production operating profit of $625 million (new basis) improved $159 million from 2001 and operating margin expanded 3.2 percentage points to 11.1 percent reflecting improvements in gross margin and lower SAG including reduced bad debt levels.

2001 Production operating profit was similar to 2000 and the operating margin improved to 7.7 percent (old basis) as we realized benefits from our Turnaround Program.

Office: Office revenues include our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser printers, digital and light-lens copiers under 90 pages per minute, and facsimile products sold through direct and indirect sales channels in North America and Europe. Office revenues represented 42 percent (new basis) of 2002 revenues compared with 41 percent in 2001.

2002 Office revenues declined 4 percent (new basis) from 2001 including a one percentage point benefit from currency. Declines in older light lens products were only partially offset by growth in monochrome digital multifunction devices and office color printers. Office color printer revenue grew in the mid single digits reflecting the success of the 2002 launches of the Phaser 6200 laser and 8200 solid ink printers and strong Phaser color printers and Document Centre Color Series 50 post sales revenue growth. Monochrome digital multifunction revenues grew in the mid-single digits reflecting strong post sale growth and the initial benefits of the launch of the Document 500 series in the second half of 2002.

2001 Office revenues declined 2 percent (old basis) from 2000 including a one percent adverse impact from currency. Strong double-digit Office color growth was more than offset by monochrome declines. Office color revenue growth was driven by the Document Centre Color Series 50 and strong color printer equipment sales, including the Phaser 860 solid ink and Phaser 7700 laser printers. 2001 Office monochrome revenues declined as growth in digital multifunction was more than offset by declines in light lens as customers continued to transition to digital technology. This decline was exacerbated further by our reduced participation in very aggressively priced competitive customer bids and tenders in Europe, as we prioritized profitable revenue over market share. Monochrome declines were slightly mitigated by the successful North American launch of the Document Centre 490 in September 2001.

2002 Office operating profit of $498 million (new basis) improved by $133 million from 2001 and the operating margin expanded by 2.2 percentage points to
7.5 percent. The operating profit improvement was driven by improved gross margins, as we focused on more profitable revenue, improved our manufacturing and service productivity and reduced SAG expenses.

2001 operating profit of $341 million (old basis) improved compared to a $180 million loss in 2000, reflecting higher gross margins and decreased SAG expenses due to restructuring activities.

DMO: DMO includes operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. DMO revenues represented 11 percent of 2002 revenues, as compared to 12 percent of 2001 revenues.

2002 DMO revenue declined 13 percent from 2001 entirely due to reductions in post sale revenue as the result of decreases in the amount of equipment at customer locations and a 19 percent currency devaluation in Brazil.

2001 DMO revenue declined 23 percent (old basis) from 2000, with approximately 45 percent of that decline due to the December 2000 sale of our China operations. An additional one-third of the 2001 DMO decline was due to lower post sale revenue, as a result of a lower number of printers and copiers at customer locations and a currency devaluation of 22 percent in Brazil. The remainder of the decline was due to lower equipment revenue, which resulted from implementation of a new business model that emphasizes liquidity and profitable revenue rather than market share.

2002 DMO operating profit of $62 million (new basis), was $187 million better than 2001. The profit improvement was due to lower SAG spending resulting from our cost base actions and lower bad debt levels, as well as, significant gross margin improvement, reflecting our focus on profitability and lower bad debt levels. DMO continued to refine its business model in 2002, by transitioning equipment financing to third parties, improving credit requirements for equipment sale transactions and implementing additional cost reduction actions. In addition, we implemented a strategy to move to distributors in smaller countries, including Jamaica and Nigeria, which we expect will benefit operations by removing fixed costs.

The 2001 DMO loss of $157 million (old basis) was due to the revenue decline from the preceding year, weak gross margins and the currency devaluation in Argentina. These declines were only partially offset by initial cost restructuring benefits.

SOHO: We announced our disengagement from our worldwide SOHO business in June 2001 and sold our remaining equipment inventory by the end of that year. SOHO revenues now consist primarily of profitable consumables for the inkjet printers and personal copiers previously sold through retail channels in North America and Europe.

2002 SOHO segment profit of $82 million (new basis) improved $277 million from 2001 due to the sales of high margin supplies as compared to losses previously incurred on equipment sales. We expect sales of these supplies to decline over time as the existing equipment population is replaced.

The 2001 SOHO segment loss improved by $96 million (old basis) or 32 percent from 2000. Despite a gross margin decline, significant SAG and R&D reductions, following our June 2001 disengagement, resulted in substantially lower operating losses in 2001 and a return to profitability in the fourth quarter.


Other: Over half of the revenues in our Other segment are derived from sales of paper, approximately, one quarter are from Xerox Engineering Systems ("XES"), and the remainder are derived from Xerox Connect ("XConnect"), Xerox Technology Enterprises ("XTE") and other sources including consulting services, royalty and license revenues. XES is a business that sells equipment used for special engineering applications, XConnect is a network service business aimed at optimizing office efficiency and providing solutions and XTE consists of a collection of high technology start-up entities. The Other segment profit (loss) includes the profit (loss) from the previously mentioned sources, equity income received from Fuji Xerox and certain costs which have not been allocated to the businesses including non-financing and other corporate costs.

2002 Other revenues declined 9 percent (new basis), from 2001. Approximately half of the decline was due to lower revenues in XES and XConnect, an additional 15 percent related to lower paper sales consistent with other post sale revenue declines, partially offset by licensing revenue and royalties. XES revenue declined principally due to lower dealer equipment revenue, while XConnect declines were due to a reduced emphasis on third-party equipment installations. The remainder of the declines were consistent with other aspects of our business.

2001 Other revenues of $1,749 million (old basis) declined 18 percent from 2000. Approximately 25 percent of the revenue decline was due to lower paper sales, consistent with our post sale declines. Another 25 percent decline was attributable to lower XTE revenues due to the sale of a business in 2000, the closing of one business in 2001, and the deconsolidation of two small investments during 2001 due to changes in ownership structure and the resultant change to equity accounting. XES revenue represented 20 percent of the decline principally due to increased European competition and lower post sale revenue resulting from lower machine populations. XConnect revenue also accounted for 20 percent of the decline due to a decreased emphasis on third-party equipment installations. The remaining decline was consistent with other aspects of our business.

2002 Other segment loss of $289 million (new basis), increased by $146 million from 2001, principally due to the write-off of internal use software of $106 million, higher pension and benefit expense of $93 million and higher advertising expenses of $62 million. These increased costs were partially offset by lower non-financing interest expense of $130 million, the $33 million beneficial year over year impact of the ESOP expense adjustment and the $50 million profit from licensing revenue.

The 2001 Other segment loss of $73 (old basis) reflects additional ESOP compensation expense necessitated by the elimination of the ESOP dividend of $33 million, higher professional fees related to litigation and SEC issues and related matters of $52 million. 2000 results benefited from the gains on the sales of our North American paper business of $40 million, a 25 percent interest in ContentGuard of $23 million and a $21 million gain on our ScanSoft affiliate's sale of stock.

New Accounting Standards:

During 2002 and 2001, the Financial Accounting Standards Board ("FASB") issued several new accounting standards which effect the recognition and measurement and/or disclosure of business combinations, goodwill and intangible assets, impairment or disposals of long-lived assets, gains on extinguishment of debt, costs associated with exit or disposal activities and stock-based compensation. We have adopted these new standards in whole or in part, as applicable, during the year ended December 31, 2002. The effects of these new standards are discussed in the relevant sections of this MD&A and in more detail in Note 1 to the Consolidated Financial Statements.

In addition, the FASB has recently issued the following applicable standards and interpretations that we have not yet adopted:

- Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"),
- FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
    Indebtedness of Others" ("FIN 45"),
- FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").

We have adopted the disclosure provisions of FIN 45 and FIN 46 as of December 31, 2002.

We do not expect the adoption of SFAS No. 143, FIN 45 and FIN 46 to have a material effect on our financial position or results of operations.

Capital Resources and Liquidity:

References to "Xerox Corporation" below refer to the stand-alone parent company and do not include subsidiaries. References to "we," "our" or "us" refer to Xerox Corporation and its subsidiaries.

Cash Flow Analysis: The following summarizes our cash flows for the years ended December 31, 2002, 2001 and 2000 as reported in our Consolidated Statement of Cash Flows in the accompanying consolidated financial statements ($ in millions):


                                                     2002       2001       2000
                                                   -------    -------    -------
Operating cash flows                               $ 1,876    $ 1,566    $   207
Investing cash flows (usage)                           197        873       (855)
Financing cash (usage) flows                        (3,292)      (189)     2,255
Effect of exchange rate changes on cash                116        (10)        11
                                                   -------    -------    -------
(Decrease) increase in cash and cash equivalents    (1,103)     2,240      1,618
Cash and cash equivalents at beginning of year       3,990      1,750        132
                                                   -------    -------    -------
Cash and cash equivalents at end of year           $ 2,887    $ 3,990    $ 1,750
                                                   =======    =======    =======

2002 Versus 2001: For the year ended December 31, 2002, operating cash flows of $1,876 million include net income before restructuring and other non-cash items of $2,124 million and finance receivable reductions of $754 million due to collection of receivables from prior year's sales without an offsetting receivables increase due to lower equipment sales in 2002, together with a transition to third-party vendor financing arrangements in the Nordic countries, Italy, Brazil and Mexico. These cash flows were partially offset by $442 million of tax payments, including $346 million related to the 2001 sale of half of our interest in Fuji Xerox, $392 million of restructuring related cash payments, approximately $300 million of other working capital uses, primarily related to the October 2002 termination of our U.S. revolving accounts receivable securitization, $127 million of on-lease equipment expenditures and a $138 million cash contribution to our pension plans.

The $310 million improvement in operating cash flow versus 2001 reflects increased finance receivable collections of $666 million, the absence of cash payments related to the 2001 early termination of derivative contracts of $148 million and lower on-lease equipment spending of $144 million. The decline in 2002 on-lease equipment spending reflected declining rental placement activity and populations, particularly in our older-generation light-lens products. These items were partially offset by higher cash taxes of $385 million, higher pension contributions of $96 million and increased working capital uses of over $300 million, much of which was caused by the accounts receivable securitization termination noted above. In addition, cash flow generated by reducing inventory during 2002 occurred at a much slower rate than in 2001 as inventory reductions were offset by increased requirements for new product launches.

Investing cash flows for the year ended December 31, 2002 consisted primarily of proceeds of $200 million from the sale of our Italian leasing business, $53 million related to the sale of certain manufacturing locations to Flextronics, $67 million related to the sale of our interest in Katun and $19 million from the sale of our investment in Prudential common stock. These inflows were partially offset by our capital and internal use software spending of $196 million. Investing cash flows in 2001 largely consisted of the $1,768 million of cash received from sales of businesses, including one half of our interest in Fuji Xerox, our leasing businesses in the Nordic countries and certain manufacturing assets to Flextronics. These cash proceeds were offset by capital and internal use software spending of $343 million, a $255 million payment related to our funding of trusts to replace Ridge Reinsurance letters of credit, $115 million of payments for the funding of escrow requirements related to the lease contracts transferred to GE, $229 million of payments for the funding of escrow requirements related to the 2002 and 2003 scheduled distribution payments for the trust preferred securities and $29 million of payments for other contractual requirements.

Financing activities for the year ended December 31, 2002 consisted of $2.8 billion of debt repayments on the Old Revolver and $710 million on the New Credit Facility, $1.9 billion of other scheduled payments of maturing debt, and dividends of $67 million on our preferred stock. These cash outflows were partially offset by proceeds of $746 million from our 9.75 percent Senior Notes offering and $1.4 billion of net proceeds from secured borrowing activity with GE and other vendor financing partners. Financing activities for the comparable 2001 period consisted of scheduled debt repayments of $2.4 billion and dividends on our common and preferred stock of $93 million. These outflows were offset by net proceeds from secured borrowing activity of $1,350 million and proceeds from the issuance of trust preferred securities of $1.0 billion.

2001 Versus 2000: For the year ended December 31, 2001 operating cash flows of $1,566 million reflected net income before restructuring charges and other non-cash items of $2,312 million (including a net gain of $304 related to the sale of half our interest in Fuji Xerox). Operating cash flow improved significantly compared to 2000, primarily due to working capital improvements. Although our revenue declined, which normally leads to a reduction in receivables and payables balances, our collections of receivables exceeded our payments on accounts payable and other current liability accounts by approximately $500 million. We reduced our inventory balances and spending for on-lease equipment by approximately $480 million. We also had a one-year benefit of approximately $350 million associated with the timing of taxes due on the gain from our sale of half our interest of Fuji Xerox, which we did not have to pay until first quarter 2002. The overall impact of our reported net loss on our operating cash flows, after considering the impacts of non-cash items associated with restructuring charges, provisions, tax valuation allowances and gains did not vary significantly between 2001 and 2000.

Investing cash flows were higher in 2001 primarily due to $1,768 million of cash received from the sales of businesses, including Fuji Xerox and our leasing businesses in the Nordic countries. These cash proceeds were greater than the $640 million received from the sale of businesses in 2000. In 2001 we also reduced capital spending and internal-use software spending significantly. Other factors contributing to the 2001 improvement were the acquisition of CPID in 2000, which utilized cash of $856 million, while in 2001 we were required to fund $628 million of certain escrow and insurance trusts based on contractual requirements.

Our 2001 financing cash flows largely consisted of a net repayment of approximately $1.1 billion of debt, offset by a private placement of $1.0 billion of trust preferred securities. The suspension of dividends on our common and preferred stock also positively impacted our cash flows in 2001. 2000 financing activities consisted of net borrowing of $2.9 billion, which funded the CPID acquisition and increased our cash balance, partially offset by common and preferred stock dividends of $587 million.

Capital Structure and Liquidity: Historically, we have provided equipment financing to a significant majority of our customers. Because the finance leases allow our customers to pay for equipment over time rather than at the date of purchase, we have needed to maintain significant levels of debt to provide operating liquidity, as liquidity generated from receivable collections has generally been used to fund new equipment leases. A significant portion of our debt is directly related to the funding requirements of our financing business.

During the years ended December 31, 2002 and 2001, we originated loans, secured by finance receivables, with cash proceeds of $3,055 million and $2,418 million, respectively. Approximately half of our total finance receivable portfolio has been securitized at December 31, 2002 compared with 24 percent a year earlier. We expect to increase the proportion of our finance receivables which are securitized to approximately 60 percent by the end of 2004. The following table compares finance receivables to financing-related debt as of December 31, 2002 ($ in millions):

                                                      Finance
                                                    Receivables    Debt/(2)/
                                                    -----------    ---------
Finance Receivables Encumbered by Loans/(1)/:
     GE Loans - U.S. and Canada                       $ 2,777      $  2,642
     Merrill Lynch Loan - France                          413           377
     U.S. Asset-backed notes                              247           139
     XCC securitizations                                  101             7
                                                      -------      --------
  Subtotal - Special Purpose Entities                   3,538         3,165
     GE Loans - UK                                        691           529
     GE Loans - Other Europe                               95            95
     Other Europe                                         113           111
                                                      -------      --------
  Total                                                 4,437      $  3,900
                                                                   ========
Unencumbered Finance Receivables                        4,568
                                                      -------
  Total Finance Receivables/(3)/                      $ 9,005
                                                      =======

   (1) Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
   (2) Represents the debt secured by finance receivables, including transactions utilizing special purpose entities, which are described below.
   (3) Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the Consolidated Balance Sheets as of December 31, 2002.

As of December 31, 2002, debt secured by finance receivables was approximately 28 percent of total debt. As we increase the proportion of our finance receivables that are securitized, we expect this percentage to increase to approximately 40 percent by the end of 2004.

The following represents our aggregate debt maturity schedule ($ in millions):

                                2003      2004     2005     2006   Thereafter
          First Quarter        $  626    $  992
          Second Quarter        1,315       907
          Third Quarter           658       910
          Fourth Quarter        1,778     1,100
                               ------    ------
            Full Year          $4,377    $3,909   $4,016   $   56   $1,813
                               ======    ======   ======   ======   ======

Of the full year amounts shown in the above table, $1,887 million and $1,426 million for 2003 and 2004, respectively, relate to debt secured by finance receivables. For a discussion on the contractual maturities of our mandatorily redeemable preferred securities, refer to the section entitled "Contractual Cash Obligations and Other Commercial Commitments and Contingencies."

The following table summarizes our secured and unsecured debt as of December 31, 2002:

   New Credit Facility - debt secured within the 20 percent net worth     $    875/(1)/
      limitation
   New Credit Facility - debt secured outside the 20 percent net worth
      limitation                                                                50
   Debt secured by finance receivables                                       3,900
   Capital leases                                                               40
   Debt secured by other assets                                                 90
                                                                           -------
      Total Secured Debt                                                     4,955
                                                                           -------
  New Credit Facility - unsecured                                           2,565/(1)
   Senior Notes                                                                852
   Subordinated debt                                                           575
   Other Debt                                                                5,224
                                                                          --------
      Total Unsecured Debt                                                   9,216
                                                                          --------
    Total Debt                                                            $ 14,171
                                                                          ========

(1) The amount of New Credit Facility debt secured under the 20 percent consolidated net worth limitation represents an estimate based on Consolidated Net Worth at December 31, 2002 and the amount of other debt, as defined, secured under the 20 percent limitation. Any change to the amount indicated would correspondingly change the amount of the unsecured portion of the New Credit Facility.

Liquidity, Financial Flexibility and Funding Plans: We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain such cash management practices. In 2000, our operational issues were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these conditions negatively impacted our liquidity, which from 2000 to 2002 led to a series of credit rating downgrades, eventually to below investment grade. Consequently, our access to capital and derivative markets has been restricted. The downgrades also required us to cash-collateralize certain derivative and securitization arrangements to prevent them from terminating, and to immediately settle terminating derivative contracts. Further, we are required to maintain minimum cash balances in escrow on certain borrowings and letters of credit. In addition, the SEC would not allow us to publicly register any securities offerings while their investigation, which commenced in June 2000, was ongoing. This additional constraint essentially prevented us from raising funds from sources other than unregistered capital markets offerings and private lending or equity sources. Consequently, our credit ratings, which were already under pressure, came under greater pressure since credit rating agencies often include access to capital sources in their rating criteria.

While the 2002 conclusion of the SEC investigation removed our previous inability to access public capital markets, we expect our ability to access unsecured credit sources to remain limited as long as our credit ratings remain below investment grade, and we expect our incremental cost of borrowing will remain relatively high as a result of our credit ratings and could potentially result in our having to increase our level of intercompany lending to our affiliates.

Our current ratings are as follows:

                           Senior           Senior          Corporate
                        Secured Debt    Unsecured Debt    Credit Rating    Outlook
                        ------------    --------------    -------------    -------
        Moody's             B1               B1                 B1         Negative
        S&P                 BB-              B+                 BB-        Negative
        Fitch               BB-              BB-                BB-        Negative

As a result of the various factors described above, in 2000 we abandoned our historical liquidity practice of repaying debt with available cash and relying on low interest commercial paper borrowings. Instead, we have been accumulating cash in an effort to maintain financial flexibility. We expect to maintain a minimum cash balance of at least $1 billion on an ongoing basis.

Financing Business and Restructuring: In 2000, as part of our Turnaround Program, we announced our intent to exit the financing business, wherever practical, in order to reduce our consolidated debt levels and accelerate the liquidity within our finance receivable portfolios. We altered our strategy in 2002, announcing plans to securitize our finance receivables, thereby retaining the customer relationship and financing income.

Other Turnaround initiatives included selling certain assets, improving operations, and reducing annual costs by over $1 billion. These initiatives are expected to significantly improve our liquidity going forward. We have (1) securitized portions of our existing finance receivables portfolios, (2) implemented vendor financing programs with third parties in the United States, The Netherlands, the Nordic countries, Italy, Brazil and Mexico, (3) announced major initiatives with GE and other third party vendors to securitize our finance receivables in other countries, including the completion of the New U.S. Vendor Financing Agreement (see Note 5 to our Consolidated Financial Statements), (4) sold several non-core assets and (5) reduced our annual costs by $1.7 billion.

As more fully discussed in Note 5 to the Consolidated Financial Statements, we have completed the following securitization initiatives:

     . In June 2001, we announced several Framework Agreements with GE under which they became our primary equipment-financing provider in the U.S., Canada, Germany and France. In October 2002 we finalized an eight year U.S. arrangement and funding commenced in the fourth quarter of 2002. We are currently negotiating other GE arrangements under the respective Framework Agreements.

     . In April 2001, we sold our leasing businesses in four Nordic countries to a company now owned by GE retained interests in certain finance receivables. These sales are part of an agreement under which that company will provide ongoing, exclusive equipment financing to our customers in those countries.

     . In December 2001, we formed a joint venture with De Lage Landen International BV (DLL) which manages equipment financing, billing and collections for our customers' equipment orders in the Netherlands. This joint venture began funding in the first quarter of 2002. DLL owns 51 percent of the venture and provides the funding to support new customer leases. We own the remaining 49 percent of this unconsolidated venture.

     . In March 2002, we signed agreements with third parties in Brazil and Mexico under which those third parties became our primary equipment financing providers in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.

     . In April 2002, we sold our leasing business in Italy to a company recently acquired by GE, as part of an agreement under which GE will provide on-going, exclusive equipment financing to our customers in Italy.

     . In December 2002, we securitized existing state and local government finance receivables in the U.S. with GE.

     . In December 2002, we securitized existing finance receivables in France with a 364-day financing with Merrill Lynch (ML). ML intends to replace this financing with a long-term public secured offering during 2003.

     . In December 2002, we received a series of financings from our unconsolidated joint venture with DLL, secured by our lease receivables in Holland.

     . In December 2002, we received loans from GE secured by finance receivables in Germany.

New Credit Facility: In June 2002, we entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing our prior $7 billion facility (the "Old Revolver"). At that time, we permanently repaid $2.8 billion of the Old Revolver and subsequently paid $710 million on the New Credit Facility. At December 31, 2002, the New Credit Facility consisted of two tranches of term loans totaling $2.0 billion and a $1.5 billion revolving credit facility that includes a $200 million letter of credit subfacility. At December 31, 2002, $3.5 billion was outstanding under the New Credit Facility. At December 31, 2002 we had no additional borrowing capacity under the New Credit Facility since the entire revolving facility was outstanding, including a $10 million letter of credit under the subfacility. Xerox Corporation is the only borrower of the term loans. The revolving loans are available, without sub-limit, to Xerox Corporation and to Xerox Canada Capital Limited ("XCCL"), Xerox Capital Europe plc ("XCE"), and other foreign subsidiaries as defined. Xerox Corporation is the borrower of all but $50 million of the revolver at December 31, 2002. The size and contractual maturities of the loans are as follows ($ in millions):

                                            2003     2004     2005    Total
                                            ----     ----     ----    -----
                Tranche A Term Loan      $   400  $   600  $   500  $ 1,500
                Tranche B Term Loan            5        5      490      500
                Revolving Facility             -        -    1,490    1,490
                                         -------  -------  -------  -------
                Total                    $   405  $   605  $ 2,480  $ 3,490
                                         =======  =======  =======  =======

We are required to repay portions of the loans earlier than their scheduled maturities with specified percentages of any proceeds we receive from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility, except that the revolving facility cannot be reduced below $1 billion, as a result of such prepayments. Additionally, all loans under the New Credit Facility become due and payable upon the occurrence of a change in control.

Subject to certain limits described in the following paragraph, all obligations under the New Credit Facility are secured by liens on substantially all of the domestic assets of Xerox Corporation and by liens on the assets of substantially all of our U.S. subsidiaries (excluding Xerox Credit Corporation ("XCC")), and are guaranteed by substantially all of our U.S. subsidiaries. In addition, a revolving loan outstanding to XCCL ($50 million at December 31, 2002) is secured by all of its assets, and is guaranteed by certain defined material foreign subsidiaries.

Under the terms of certain of our outstanding public bond indentures, the amount of obligations under the New Credit Facility that can be (1) secured by assets (the "Restricted Assets") of (a) Xerox Corporation and (b) our non-financing subsidiaries that have a consolidated net worth of at least $100 million, without (2) triggering a requirement to also secure those indentures, is limited to the excess of (1) 20 percent of our consolidated net worth (as defined in the public bond indentures) over (2) the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of New Credit Facility debt secured by the Restricted Assets (the "Restricted Asset Security Amount") will vary from time to time with changes in our consolidated net worth. The amount of security provided under this formula accrues first to the benefit of Tranche B loans and then to the benefit of Tranche A Loans and Revolving Loans, ratably.

The assets of XCE, XCCL and other subsidiaries guaranteeing the New Credit Facility are not Restricted Assets because those entities are not restricted subsidiaries as defined in our public bond indentures. Consequently, the amount of New Credit Facility debt secured by their assets is not subject to the foregoing limits. However, these guarantees are enforceable only to the extent of the New Credit Facility borrowings in Europe and Canada.

The New Credit Facility loans generally bear interest at LIBOR plus 4.50 percent, except that the Tranche B term loan bears interest at LIBOR plus a spread that varies between 4.00 percent and 4.50 percent depending on the amount by which the Restricted Asset Security Amount exceeds the outstanding Tranche B loan.

The New Credit Facility, a copy of which we have filed with the SEC as Exhibits 4 (l)(1) and 99.6 to our Current Reports on Form 8-K dated June 21, 2002 and September 26, 2002, respectively, contains affirmative and negative covenants. The New Credit Facility contains financial covenants that the Old Revolver did not contain. Certain of the more significant covenants under the New Credit Facility are summarized below (this summary is not complete and is in all respects subject to the actual provisions of the New Credit Facility):

..    Excess cash of certain foreign subsidiaries and of Xerox Credit
     Corporation, a wholly-owned subsidiary, must be transferred to Xerox Corporation at the end of each fiscal quarter; for this purpose, "excess cash" generally means cash maintained by certain foreign subsidiaries taken as a whole in excess of their aggregate working capital and other needs in the ordinary course of business (net of sources of funds from third parties), including reasonably anticipated needs for repaying debt and other obligations and making investments in their businesses. In certain circumstances, we are not required to transfer cash to Xerox Corporation, if the transfer cannot be made in a tax efficient manner or if it would be considered a breach of fiduciary duty by the directors of the foreign subsidiary;

..    Minimum EBITDA (a quarterly test that is based on rolling four quarters)
     ranging from $1.0 to $1.3 billion; for this purpose, "EBITDA" (Earnings before interest, taxes, depreciation and amortization) generally means EBITDA (excluding interest and financing income to the extent included in consolidated net income), less any amounts spent for software development that are capitalized;

..    Maximum leverage ratio (a quarterly test that is calculated as total adjusted debt divided by EBITDA) ranging from 4.3 to 6.0;

..    Maximum capital expenditures (annual test) of $330 million per fiscal year plus up to $75 million of any unused amount carried over from the previous year; for this purpose, "capital expenditures" generally mean the amounts included on our statement of cash flows as "additions to land, buildings and equipment", plus any capital lease obligations incurred;

..    Minimum consolidated net worth ranging from $2.9 billion to $3.1 billion;
     for this purpose, "consolidated net worth" generally means the sum of the amounts included on our balance sheet as "Common shareholders' equity," "Preferred stock," "Company-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of the Company," except that the currency translation adjustment effects and the effects of compliance with FAS 133 occurring after December 31, 2001 are disregarded, the preferred securities (whether or not convertible) issued by us or by our subsidiaries which were outstanding on June 21, 2002 will always be included, and any capital stock or similar equity interest issued after June 21, 2002 which matures or generally becomes mandatorily redeemable for cash or puttable at holders' option prior to November 1, 2005 is always excluded; and

..    Limitations on: (i) issuance of debt and preferred stock; (ii) creation of liens; (iii) certain fundamental changes to corporate structure and nature of business, including mergers; (iv) investments and acquisitions; (v) asset transfers; (vi) hedging transactions other than in those in the ordinary course of business and certain types of synthetic equity or debt derivatives, and (vii) certain types of restricted payments relating to our, or our subsidiaries', equity interests, including payment of cash dividends on our common stock; (viii) certain types of early retirement of debt, and (ix) certain transactions with affiliates, including intercompany loans and asset transfers.

The New Credit Facility generally does not affect our ability to continue to monetize receivables under the agreements with GE and others. Although we cannot pay cash dividends on our common stock during the term of the New Credit Facility, we can pay cash dividends on our preferred stock, provided there is then no event of default. In addition to other defaults customary for facilities of this type, defaults on other debt, or bankruptcy, of Xerox Corporation, or certain of our subsidiaries, would constitute defaults under the New Credit Facility.

At December 31, 2002, we are in compliance with all aspects of the New Credit Facility including financial covenants and expect to be in compliance for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

As previously mentioned, in October 2002, we completed an eight-year agreement in the U.S. (the "New U.S. Vendor Financing Agreement"), under which GE Vendor Financial Services, a subsidiary of GE, became our primary equipment financing provider in the U.S., through monthly securitizations of our new lease originations. In addition to the $2.5 billion already funded by GE prior to this agreement, which is secured by portions of our current U.S. lease receivables. The New U.S. Vendor Financing Agreement calls for GE to provide funding in the U.S. on new lease originations, of up to an additional $5 billion outstanding at anytime, during the eight year term, subject to normal customer acceptance criteria. The $5 billion limit may be increased to $8 billion subject to agreement between the parties. The new agreement contains mutually agreed renewal options for successive two-year periods.

Under this agreement, we expect GE to fund approximately 70 percent of new U.S. lease originations at over-collateralization rates, which vary over time, but are expected to be approximately 10 percent of the net receivables balance. The securitizations will be subject to interest rates calculated at each monthly loan occurrence at yield rates consistent with average rates for similar market based transactions. Consistent with the loans already received from GE, the funding received under this new agreement will be recorded as secured borrowings and the associated receivables will be included in our Consolidated Balance Sheet. GE's commitment to fund under this new agreement is not subject to our credit ratings. There are no credit rating defaults that could impair future funding under this agreement. This agreement contains cross default provisions related to certain financial covenants contained in the New Credit Facility and other significant debt facilities. Any default would impair our ability to receive subsequent funding until the default was cured or a waiver was received. As of December 31, 2002, we were in compliance with all covenants and expect to be in compliance for at least the next twelve months.

In 2002 and 2001, we received financing totaling $1,845 million and $1,175 million, respectively, from GE, secured by lease receivables in the U.S. Net fees of $16 million were capitalized as debt issue costs. In connection with these transactions, $150 million was required to be held in escrow, as security for our continuing obligations under transferred contracts. At December 31, 2002, the remaining balance of $2,323 million was included as debt in our Consolidated Balance Sheet.

In May 2002, we launched the Xerox Capital Services ("XCS") venture with GE, under which XCS now manages our customer administration and leasing activities in the U.S., including various financing programs, credit approval, order processing, billing and collections. We account for XCS as a consolidated entity since we are responsible to fund all of its operations, and, further, all events of termination result in GE receiving their entire equity investment, with total ownership reverting to us.

Summary - Financial Flexibility and Liquidity: With $2.9 billion of cash and cash equivalents on hand at December 31, 2002, we believe our liquidity (including operating and other cash flows we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced finance receivable securitization and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity, operations and financial position, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

Our access to the public debt markets is expected to be limited to the non-investment grade segment until our debt ratings have been restored to investment grade. Specifically, until our credit ratings improve, we will be unable to access the commercial paper markets or obtain unsecured bank lines of credit. Improvements in our credit ratings depend on (1) our ability to demonstrate sustained profitability growth and operating cash generation and (2) continued progress on our finance receivable securitization initiatives. However, there is no assurance on the timing of when our ratings may be restored to investment grade by the rating agencies.

We intend to access the non-investment grade public debt markets until our credit ratings are restored to investment grade. This, together with possible opportunistic access to the equity or equity-linked markets, can provide significant sources of additional funds until full access to the public debt markets is restored.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies:
At December 31, 2002, we had the following contractual cash obligations and other commercial commitments and contingencies:

Contractual Cash Obligations including cumulative preferred securities ($ in millions):

                                               2003      2004     2005     2006    2007    Thereafter
                                               ----      ----     ----     ----    ----    ----------
Long-term debt ..............................  $3,980    $3,909   $4,016   $  56   $ 296      $ 1,517
Short-term debt .............................     397        --       --      --      --           --
Minimum operating lease commitments .........     238       202      157     124      71          346
                                               ------    ------   ------   -----   -----      -------
    Total contractual cash obligations ......  $4,615    $4,111   $4,173   $ 180   $ 367      $ 1,863
                                               ======    ======   ======   =====   =====      =======

Cumulative Preferred Securities: As of December 31, 2002, we have four series of outstanding preferred securities as summarized below. The redemption requirements and the annual cumulative dividend requirements on our outstanding preferred stock are as follows:

     . Series B Convertible Preferred Stock ("ESOP Shares"): The balance at December 31, 2002 was $508 million, net of deferred ESOP benefits, and is redeemable in shares of common stock or cash, at our option, as employees with vested shares leave the Company. Annual cumulative dividend requirements are $6.25 per share. Dividends declared but not yet paid amounted to $11 million at December 31, 2002. At December 31, 2002, we had 7,023,437 shares issued and outstanding.

     . 7.5 percent Convertible Trust Preferred Securities: The balance at December 31, 2002 was $1,016 million, and is putable in 2004 in cash or in shares of common stock at a redemption value of $1,035 million at the holders' option. Annual cumulative distribution requirements of approximately $78 million are $3.75 per Preferred Security on 20.7 million securities. The first three years' dividend requirements were funded at issuance and are invested in U.S. Treasury securities held by a separate trust. As of December 31, 2002, $151 million of the original $229 million remained in the trust.

     . 8 percent Convertible Trust Preferred Securities: The balance at December 31, 2002 was $640 million, and is redeemable in 2027 at a redemption value of $650 million. Annual cumulative dividend requirements are $80 per security on 650,000 securities or $52 million per year.

     . Canadian Deferred Preferred Stock: The balance at December 31, 2002 was $45 million, and is redeemable in 2006. Annual cumulative non-cash dividend requirements will increase this amount to its 2006 redemption value of approximately $56 million.

Other Commercial Commitments and Contingencies:

Flextronics: As previously discussed, in 2001 we outsourced certain manufacturing activities to Flextronics under a five-year agreement. During 2002, we purchased approximately $1 billion of inventory from Flextronics. We anticipate that we will purchase approximately $900 million of inventory from Flextronics during 2003 and expect to increase this level commensurate with our sales in the future.

Fuji Xerox: We had product purchases from Fuji Xerox totaling $727 million, $598 million, and $812 million in 2002, 2001 and 2000, respectively. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. We anticipate that we will purchase approximately $700 million of products from Fuji Xerox in 2003.

Other Purchase Commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

EDS Contract: We have an information management contract with Electronic Data Systems Corp. to provide services to us for global mainframe system processing, application maintenance and enhancements, desktop services and helpdesk support, voice and data network management, and server management. In 2001, we extended the original ten-year contract through June 30, 2009. Although there are no minimum payments required under the contract, we anticipate making the following payments to EDS over the next five years (in millions): 2003--$331; 2004--$320; 2005--$311; 2006--$299; 2007--$288. The estimated payments are the result of an EDS and Xerox Global Demand Case process that has been in place for eight years. Twice a year, using this estimating process based on historical activity, the parties agree on a projected volume of services to be provided under each major element of the contract. Pricing for the base services (which are comprised of global mainframe system processing, application maintenance and enhancements, desktop services and help desk support, voice and data management) were established when the contract was signed in 1994 based on our actual costs in preceding years. The pricing was modified through comparisons to industry benchmarks and through negotiations in subsequent amendments. Prices and services for the period July 1, 2004 through June 30, 2009 are currently being negotiated and should be finalized by December 31, 2003. As such, the amounts above are subject to change. We can terminate the contract with six months notice, as defined in the contract, with no termination fee. We have an option to purchase the assets placed in service under the EDS contract, should we elect to terminate such contract and either operate those assets ourselves or enter a separate contract with a similar service provider.

Pension and Other Post-Retirement Benefit Plans: We sponsor pension and other post-retirement benefit plans. As discussed in Note 13 to the Consolidated Financial Statements, our collective pension plans were underfunded by $2.0 billion at December 31, 2002. Our post-retirement plan, which is a non-funded plan, had a benefit obligation of $1.6 billion at December 31, 2002. Our 2002 cash outlays for these plans were $138 million for pensions and $102 million for other post-retirement plans. Our anticipated cash outlays for 2003 are $170 million for pensions and $115 million for other post-retirement plans.

Other Funding Arrangements:

Special Purpose Entities: From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized qualified special-purpose entities ("SPEs") in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. None of our officers, directors or employees or those of any of our subsidiaries or affiliates hold any direct or indirect ownership interests in, or derive personal benefits from, any of these SPEs. We typically act as service agent and collect the securitized receivables on behalf of the securitization investors. Under certain circumstances, we can be terminated as servicing agent, in which event the SPEs may engage another servicing agent and we would cease to receive a servicing fee, although no such circumstances have occurred to date. We are not liable for non-collection of securitized receivables, or otherwise required to make payments to the SPEs except to the limited extent that the securitized receivables did not meet specified eligibility criteria at the time we sold the receivables to the SPEs or we fail to observe agreed upon credit and collection policies and procedures.

Substantially all of our SPE transactions were accounted for as borrowings, with the debt and related assets remaining on our balance sheets. Specifically, in addition to the U.S. and Canadian loans from GE and the ML loan in France discussed above, which utilized SPEs as part of their structures, we have entered into the following similar transactions:

     . In 2000 through 2002, Xerox Corporation and Xerox Canada Limited ("XCL") operated securitization facilities that engaged in continuous sales of certain accounts receivable in the U.S. and Canada. The facility allowed up to $315 million and $38 million, respectively, of receivables to be outstanding to investors in the facility. As these receivables were collected, new receivables were purchased. In May 2002, a Moody's downgrade constituted an event of termination under the U.S.agreement, which we allowed to terminate in October 2002. In February 2002, a downgrade of our Canadian debt by Dominion Bond Rating Service caused the event of termination, in turn causing the remaining Canadian facility to no longer purchase receivables, with collections used to repay previously repurchased receivables. This facility was fully repaid in 2002.


      . In 1999, XCL securitized certain finance receivables, generating gross proceeds of $345 million. At December 31, 2002, approximately $30 million was outstanding.

In summary, at December 31, 2002, amounts owed by these receivable-related SPEs to their investors totaled $3,195 million, $3,165 million of which is reported as debt in our Consolidated Balance Sheet. A detailed description of these transactions is included in Note 5 to the Consolidated Financial Statements. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 16 to the Consolidated Financial Statements for a description of the Trust Preferred Securities transactions.

Financial Risk Management:

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our current below investment-grade credit ratings effectively constrain our ability to fully use derivative contracts as part of our risk management strategy described below, especially with respect to interest rate management. Accordingly, our results of operations are exposed to increased volatility. As further discussed in Note 1 to the Consolidated Financial Statements, we adopted SFAS No. 133 as of January 1, 2001. The adoption of SFAS No. 133 has increased the volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period.

We have historically entered into certain derivative contracts, including interest rate swap agreements, foreign currency swap agreements, forward exchange contracts and purchased foreign currency options, to manage interest rate and foreign currency exposures. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a very limited set of objectives.

Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar. Historically, for each of our legal entities, we have generally hedged foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. Despite our current credit ratings, we have been able to restore significant hedging activities with currency-related derivative contracts during 2002. Although we are still unable to hedge all our currency exposures, we are currently utilizing the re-established capacity primarily to hedge currency exposures related to our foreign-currency denominated debt.

We typically enter into simple unleveraged derivative transactions. Our policy is to use only counterparties with an investment-grade or better rating and to monitor market risk and exposure for each counterparty. We also utilize arrangements allowing us to net gains and losses on separate contracts with all counterparties to further mitigate the credit risk associated with our financial instruments. Based upon our ongoing evaluation of the replacement cost of our derivative transactions and counterparty credit-worthiness, we consider the risk of a material default by a counterparty to be remote.

Due to our credit ratings, many of our derivative contracts and several other material contracts at December 31, 2002 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or other long-term assets, depending on when the cash will be contractually released. Such restricted cash amounts totaled $77 million at December 31, 2002.

Assuming a 10 percent appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2002, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would be insignificant because all material currency asset and liability exposures were hedged as of December 31, 2002. A 10 percent appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2002, would have a $349 million impact on our Cumulative Translation Adjustment portion of equity. The amount permanently invested in foreign subsidiaries and affiliates -- primarily Xerox Limited, Fuji Xerox and Xerox do Brasil -- and translated into dollars using the year-end exchange rates, was $3.5 billion at December 31, 2002, net of foreign currency-denominated liabilities designated as a hedge of our net investment.

Interest Rate Risk Management: Virtually all customer-financing assets earn fixed rates of interest, while a significant portion of our debt bears interest at variable rates. Historically we have attempted to manage our interest rate risk by "match-funding" the financing assets and related debt, including through the use of interest rate swap agreements. However, as our credit ratings declined, our ability to continue this practice became constrained.

At December 31, 2002, we had $7 billion of variable rate debt, including the $3.5 billion outstanding under the New Credit Facility and the notional value of our pay-variable interest-rate swaps. The notional value of our offsetting pay-fixed interest-rate swaps was $1.2 billion.

Our loans related to vendor financing, from parties including GE, are secured by customer-financing assets and are designed to mature ratably with our collection of principal payments on the financing assets which secure them. The interest rates on those loans are fixed. As a result, the vendor financing loan programs create natural match-funding of the financing assets to the related debt. As we implement additional finance receivable securitizations and continue to repay existing debt, the portion of our financing assets which is match-funded against related secured debt will increase. On a consolidated basis, including the impact of our hedging activities, weighted-average interest rates for 2002, 2001 and 2000 approximated 5.0 percent, 5.5 percent and 6.2 percent, respectively.

Many of the financial instruments we use are sensitive to changes in interest rates. Interest rate changes result in fair value gains or losses on our term debt and interest rate swaps, due to differences between current market interest rates and the stated interest rates within the instrument. The loss in fair value at December 31, 2002, from a 10 percent change in market interest rates would be approximately $201 million for our interest rate sensitive financial instruments. Our currency and interest rate hedging are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

We anticipate continued volatility in our results of operations due to market changes in interest rates and foreign currency rates which we are currently unable to hedge.

READER'S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the twelfth through eighteenth paragraphs under the caption "CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION" in Item 7 above is hereby incorporated by reference in answer to this Item.

ITEM 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, are set forth on pages 46 through 65 hereof.

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

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

Our directors are elected annually by Xerox Financial Services, Inc. (XFSI), our sole shareholder, to serve for one year until their successors have been elected and shall have qualified. There are no family relationships between any of the directors. Our current directors are:

                         Director                              Other
Name                Age  Since    Occupation                   Directorships

Gary R. Kabureck     49    2001   Assistant Corporate          Xerox Canada Inc.
                                  Controller and Chief
                                  Accounting Officer,          Xerox
                                  Xerox Corporation            Investments
                                  2001 - Present;              Europe B.V.
                                  Assistant Corporate
                                  Controller, Xerox Corp.
                                  2000-2001; Vice President
                                  and Controller, Financial
                                  Services North American
                                  Solutions Group, Xerox
                                  Corp. 1999-2000; Vice
                                  President and Controller,
                                  Financial Services U.S.
                                  Customer Operations,
                                  Xerox Corp. 1997-1999
John F. Rivera       39    2001   Director, Cash               None
                                  Strategies and
                                  Planning, Xerox Corp.
                                  2000-Present; Director,
                                  Corporate Financial
                                  Planning, 2000; Manager,
                                  Financial Reporting and
                                  Analysis, Xerox Corp.
                                  1999-2000; Manager,
                                  Business Arrangements and
                                  Internal Control Programs
                                  Xerox Corp., 1997-1999;
                                  Manager, Accounting Policy
                                  Projects, Xerox Corp.
                                  1995-1997
Peter K. Gallagher   41    2002   Director, Accounting         None
                                  Policy and Control, Xerox
                                  Corp., 2000 - Present;
                                  Manager, Accounting
                                  Policy Projects, Xerox
                                  Corp. 1997-2000

Executive Officers

Our executive officers are elected annually by our Board of Directors, to hold office until their successors have been elected and shall have qualified. There are no family relationships between any of the executive officers. Our current executive officers are:

                               Officer
Name                   Age     Since     Office
----                   ---     -----     ------
Gary R. Kabureck       49      2000      Chairman, President and Chief Executive
                                         Officer
John F. Rivera         39      2001      Vice President, Treasurer and Chief
                                         Financial Officer
Peter K. Gallagher     41      2002      Controller

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

ITEM 13. Certain Relationships and Related Transactions

In the past, we frequently and routinely entered into material transactions with our ultimate parent, XC, pursuant to the Operating Agreement between XC and us, and otherwise in the ordinary course of business. Although we have discontinued purchases of contracts receivable from XC under the Operating Agreement (and, pursuant to the New Credit Facility, are precluded from purchasing any new contracts receivable from XC), we nonetheless continue to enter into material transactions with XC. These transactions and other business relationships between us and XC are disclosed in the responses to: Part I, Item 1 "Business";
Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"; Part II, Item 8 "Financial Statements and Supplementary Data" and Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K", Exhibits 10(a) "Amended and Restated Operating Agreement", 10(b) "Support Agreement" and 10(c) "Tax Allocation Agreement"; of this Annual Report on Form 10-K. All of our directors and executive officers are employees, and in some cases officers, of XC, but do not have any direct or indirect material interest in such transactions.

All amounts collected on our contracts receivable and all proceeds from the sale of contracts receivable back to XC, are currently loaned immediately back to XC under an interest bearing demand note agreement (XC Master Demand Note). The XC Master Demand Note agreement is included as Exhibit 10 (d) to this Annual Report on Form 10-K. The XC Master Demand Note earns interest at a rate equal to the result of adding the H.15 Two-Year Swap Rate and H.15 Three-Year Swap Rate (each as defined in the XC Master Demand Note) and dividing by two (2) and then adding 2.00% (200 basis points). We will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

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

ITEM 14. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Xerox Credit Corporation, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (1) Index to Financial Statements and financial statements schedules, filed as part of this report:

             Report of Independent Accountants

             Consolidated balance sheets at December 31, 2002 and 2001

             Consolidated statements of income for each of the years in the three-year period ended December 31, 2002

             Consolidated statements of shareholder's equity for each of the years in the three-year period ended December 31, 2002

             Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2002

             Notes to consolidated financial statements

             All schedules are omitted as they are not applicable or the Information required is included in the consolidated financial statements or notes thereto.

     (2)  Supplemental Data:

             Quarterly Results of Operations

     (3) The exhibits filed herewith are set forth in the Exhibit Index included herein.

(a)  Current Reports on Form 8-K dated September 26, 2002 (filed October 2,
     2002) and October 21, 2002 reporting Item 5 "Other Events" were filed during the last quarter of the period covered by this Report.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XEROX CREDIT CORPORATION


                                        ________________________________________
(NAME AND TITLE)                        John F. Rivera, Vice President,
                                        Treasurer and Chief Financial Officer
March 31, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

March 31, 2003

Principal Executive Officer:

  Gary R. Kabureck                      ________________________________________
                                        Chairman, President, Chief Executive
                                        Officer and Director

Principal Financial Officer:

  John F. Rivera                        ________________________________________
                                        Vice President, Treasurer,
                                        Chief Financial Officer and Director

Principal Accounting Officer:

  Peter K. Gallagher                    ________________________________________
                                        Controller and Director

CEO CERTIFICATIONS

I, Gary R. Kabureck, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Xerox Credit Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

_____________________________
Gary R. Kabureck
Principal Executive Officer

CFO CERTIFICATIONS

I, John F. Rivera, Vice President, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Xerox Credit Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

_______________________________
John F. Rivera
Principal Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Xerox Credit Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Xerox Credit Corporation and its subsidiaries ("the Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1, the Company and its ultimate parent, Xerox Corporation, engage in extensive intercompany transactions, and the Company receives all of its operational and administrative support from Xerox Corporation. Such transactions cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties. Additionally, as disclosed in Note 4, the Company had notes receivable from Xerox Corporation at December 31, 2002 amounting to $1,594 million. Accordingly, the Company is dependent on Xerox Corporation complying with its contractual obligations.


PricewaterhouseCoopers LLP

Stamford, Connecticut
February 28, 2003

                            XEROX CREDIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                                  (In Millions)

                                     ASSETS

                                                              2002       2001
                                                              ----       ----
Cash and cash equivalents                                   $    15    $     -

Investments:
    Contracts receivable                                      1,151      3,244
    Unearned income                                             (99)      (331)
    Allowance for losses                                        (28)       (78)
                                                            -------    -------
        Total investments                                     1,024      2,835

Notes receivable - Xerox and affiliates                       1,594      1,377
Other assets                                                     29         76
                                                            -------    -------

        Total assets                                        $ 2,662    $ 4,288
                                                            =======    =======

                  LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
    Notes payable within one year:
        Current portion of notes payable                    $   463    $ 1,630
        Current portion of secured borrowing                      7        130
    Notes payable after one year                              1,382      1,743
    Secured borrowing due after one year                          -         24
    Due to Xerox Corporation, net                                31         40
    Accounts payable and accrued liabilities                     15         10
    Derivative Liabilities                                        1         53
                                                            -------    -------

        Total liabilities                                     1,899      3,630
                                                            -------    -------
Shareholder's Equity:
    Common stock, no par value, 2,000 shares
        authorized, issued, and outstanding                      23         23
    Additional paid-in capital                                  219        219
    Retained Earnings                                           521        424
    Accumulated other comprehensive income (loss)                 -         (8)
                                                            -------    -------

        Total shareholder's equity                              763        658
                                                            -------    -------

        Total liabilities and shareholder's equity          $ 2,662    $ 4,288
                                                            =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

                            XEROX CREDIT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2002, 2001 and 2000
                                  (In Millions)

                                                 2002        2001        2000
                                                 ----        ----        ----
Earned Income:
    Contracts receivable                         $ 175       $ 400       $ 441
    Xerox note receivable                          100           -           -
                                                 -----       -----       -----
         Total earned income                       275         400         441
                                                 =====       =====       =====

Expenses:
    Interest                                       122         261         292
    Derivative instruments fair value
       adjustments                                   5          37           -
    General and administrative                       6          11          12
                                                 -----       -----       -----
         Total expenses                            133         309         304
                                                 -----       -----       -----

Income before income taxes                         142          91         137

Provision for income taxes                          45          35          54
                                                 -----       -----       -----
Income before cumulative effect
    of change in accounting principle               97          56          83

Cumulative effect of change in
    accounting principle, net                        -          (3)          -
                                                 -----       -----       -----

Net income                                       $  97       $  53       $  83
                                                 =====       =====       =====


The accompanying notes are an integral part of the consolidated financial statements.

                            XEROX CREDIT CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  Years Ended December 31, 2002, 2001 and 2000
                                  (In Millions)

                                                                        Accumulated
                                                Additional                 Other
                                        Common    Paid-In   Retained   Comprehensive
                                         Stock    Capital   Earnings      Income      Total
                                        ------  ----------  --------   -------------  -----
Balance at December 31, 1999            $   23     $ 219      $ 288        $    -     $ 530

Net Income                                   -         -         83             -        83
                                        ------     -----      -----        ------     -----

Balance at December 31, 2000                23       219        371             -       613

Net Income                                   -         -         53             -        53

SFAS No. 133 transition
    adjustment, net                          -         -          -           (20)      (20)

Net changes on cash flow hedges              -         -          -            12        12
                                                                                      -----

     Comprehensive Income                    -         -          -             -        45
                                        ------    ------      -----        ------     -----

Balance at December 31, 2001                23       219        424            (8)      658

Net Income                                   -         -         97             -        97

Net changes on cash flow hedges              -         -          -             8         8
                                                                                      -----

     Comprehensive Income                    -         -          -             -       105
                                        ------     -----      -----        ------     -----

Balance at December 31, 2002            $   23     $ 219      $ 521        $    -     $ 763
                                        ======     =====      =====        ======     =====


The accompanying notes are an integral part of the consolidated financial statements.

                            XEROX CREDIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001 and 2000
                                  (In Millions)

                                                         2002      2001      2000
                                                         ----      ----      ----
Cash Flows from Operating Activities
  Net income                                           $    97   $    53   $    83
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Net loss on derivative instruments                         4        23         -
  Net change in operating assets and liabilities             9       (35)       (9)
  Net change in Derivative collateralization                44       (47)        -
                                                       -------   -------   -------

Net cash provided by (used in) operating activities        154        (6)       74
                                                       -------   -------   -------
Cash Flows from Investing Activities
  Purchases of investments                                          (908)   (2,496)
  Proceeds from investments                              1,359     1,906     1,874
  Proceeds from sales of contract receivables              451     1,592         -
  Net Advances to Xerox                                   (145)   (1,377)        -
  Proceeds from sale of other assets                         -        23         -
                                                       -------   -------   -------

Net cash provided by (used in) investing activities      1,665     1,236      (622)
                                                       -------   -------   -------
Cash Flows from Financing Activities
  Change in commercial paper, net                            -       (32)     (128)
  Payments on notes with Xerox and affiliates, net           -      (643)     (287)
  Proceeds from long-term debt                               -         -     2,690
  Proceeds from secured borrowings                           -         -       411
  Principal payments of long-term debt and
   secured borrowings                                   (1,804)     (555)   (2,138)
                                                       -------   -------   -------

Net cash provided by (used in) financing activities     (1,804)   (1,230)      548
                                                       -------   -------   -------

Increase in cash and cash equivalents                       15         -         -

Cash and cash equivalents, beginning of year                 -         -         -
                                                       -------   -------   -------

Cash and cash equivalents, end of year                 $    15   $     -   $     -
                                                       =======   =======   =======

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

Description of Business

Until July 2001, we were a domestic funding entity for XC. We have no international operations. Each month, we purchased non-cancelable installment sale and lease contracts originated by the domestic marketing operations of XC during the previous month. We historically raised debt in the capital markets to fund our purchases of these contracts. Purchases of contracts from XC and the subsequent administration of those receivables by XC were undertaken pursuant to an Operating Agreement between XC and us. Under the Operating Agreement, XC transferred to us whatever security interest it had in its receivables and equipment.

The purchase price of the contracts was calculated as the present value of the future contractual cash flows. The interest rates utilized to discount the future cash flows to present value were determined based on published "reference" interest rates plus a prescribed spread. The interest rate utilized for the cost calculation was adjusted monthly as each new set of contracts was purchased.

Historically, we paid a fee to XC for which XC provided all billing, collection and other services related to the administration of our contracts receivable . On a monthly basis, we cash-settled the net open account between XC and us for fees and amounts we owed to XC for contracts purchased, net of receivable amounts XC collected on our behalf. Since all services necessary to our business were provided by XC, we maintained minimal facilities and had no separate infrastructure or employees. The Company and XC engage in extensive intercompany transactions and the Company receives all of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

In September 2001, Xerox entered into framework agreements with General Electric
(GE) including one in the U.S. under which GE (or an affiliate thereof) would manage Xerox's customer administrative functions, provide secured financing for XC's existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers. Thereafter, Xerox and GE entered into definitive agreements in 2001 and 2002. In May 2002, Xerox Capital Services
(XCS), XC's U.S. venture with GE, became operational. XCS now manages Xerox's customer administration functions in the U.S. including credit approval, order processing, billing and collections. In October 2002, XC completed an eight-year agreement in the U.S. (the "New U.S. Vendor Financing Agreement"), under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of Xerox's new lease originations up to a maximum amount of $5.0 billion. This agreement was effectively a

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

replacement of an agreement entered into in November 2001 whereby GE purchased XC receivables up to a maximum of $2.6 billion.

As noted, historically, XC provided billing, collection and other services related to the administration of the receivables that we purchased from XC. XCS now manages Xerox's customer administration and leasing activities in the U.S. including credit approval, order processing, billing and collections. Accordingly, XCS also now provides these services to us and subsequent to May 1, 2002, we now pay a fee to XCS, rather than to XC, for these services. The fees we pay to XCS have been and are expected to be similar to the fees paid to XC.

Liquidity
---------

Our liquidity is dependent upon the liquidity of our ultimate parent, XC Accordingly, the following is a disclosure regarding the liquidity of both Xerox and us, even if it does not directly affect our liquidity.

Xerox manages its worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which it operates, (2) the legal requirements of the agreements to which Xerox is a party and (3) the policies and cooperation of the financial institutions it utilizes to maintain such cash management practices. In 2000, Xerox-specific operational issues were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these conditions negatively impacted its liquidity, which from 2000 to 2002 led to a series of credit rating downgrades, eventually to below investment grade. Consequently, Xerox's access to capital and derivative markets has been restricted. The downgrades also required it to cash-collateralize certain derivative and securitization arrangements to prevent them from terminating, and to immediately settle terminating derivative contracts. Further, Xerox is required to maintain minimum cash balances in escrow on certain borrowings and letters of credit. In addition, the SEC would not allow Xerox to publicly register any securities offerings while its investigation, which commenced in June 2000, was ongoing. This additional constraint essentially prevented Xerox from raising funds from sources other than unregistered capital markets offerings and private lending or equity sources. Consequently, Xerox's credit ratings, which were already under pressure, came under greater pressure since credit rating agencies often include access to capital sources in their rating criteria.

While the conclusion of the SEC investigation removes Xerox's previous inability to access public capital markets, Xerox expects its ability to access unsecured credit sources to remain restricted as long as its credit ratings remain below investment grade, and Xerox expects its incremental cost of borrowing to increase as a result of such credit ratings.

In June 2002, Xerox entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing its prior $7 billion facility (the "Old Revolver"). At that time, Xerox permanently repaid $2.8 billion of the Old Revolver and subsequently paid $710 million on the New Credit Facility. At December 31, 2002, the New Credit Facility consisted of two tranches of term loans totaling $2.0 billion and a $1.5 billion revolving credit facility that includes a $200 million letter of credit subfacility. At December 31, 2002, $3.5 billion was outstanding under the New Credit Facility. At December 31, 2002 Xerox had no additional borrowing capacity under the New Credit Facility since the entire revolving facility was outstanding, including a $10 million letter of credit under the subfacility.

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The New Credit Facility contains affirmative and negative covenants. The New Credit Facility contains financial covenants that the Old Revolver did not contain. Certain of the material covenants under the New Credit Facility are summarized below (this summary is not complete, and is in all respects, subject to the actual provisions of the New Credit Facility):

..   Excess cash of certain foreign subsidiaries and of Xerox Credit Corporation, a wholly-owned subsidiary, must be transferred to Xerox at the end of each fiscal quarter; for this purpose, "excess cash" generally means cash maintained by certain foreign subsidiaries taken as a whole in excess of their aggregate working capital and other needs in the ordinary course of business (net of sources of funds from third parties), including reasonably anticipated needs for repaying debt and other obligations and making investments in their businesses. In certain circumstances, Xerox is not required to transfer cash to Xerox Corporation, its parent company, if the transfer cannot be made in a tax efficient manner or if it would be considered a breach of fiduciary duty by the directors of the foreign subsidiary;

..   Minimum EBITDA (a quarterly test that is based on rolling four quarters)
    ranging from $1.0 to $1.3 billion; for this purpose, "EBITDA" (Earnings before interest, taxes, depreciation and amortization) generally means EBITDA (excluding interest and financing income to the extent included in consolidated net income), less any amounts spent for software development that are capitalized;

..   Maximum leverage ratio (a quarterly test is calculated as total adjusted debt divided by EBITDA) ranging from 4.3 to 6.0;

..   Maximum capital expenditures (annual test) of $330 million per fiscal year plus up to $75 million of any unused amount carried over from the previous year; for this purpose, "capital expenditures" generally mean the amounts included on Xerox's statement of cash flows as "additions to land, buildings and equipment", plus any capital lease obligations incurred;

..   Minimum consolidated net worth ranging from $2.9 billion to $3.1 billion;
    for this purpose, "consolidated net worth" generally means the sum of the amounts included on Xerox's balance sheet as "common shareholders' equity," "preferred stock," "company-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Xerox," except that the currency translation adjustment effects and the effects of compliance with FAS 133 occurring after December 31, 2001 are disregarded, the preferred securities (whether or not convertible) issued by Xerox or by Xerox's subsidiaries which were outstanding on June 21, 2002 will always be included, and any capital stock or similar equity interest issued after June 21, 2002 which matures or generally becomes mandatorily redeemable for cash or puttable at holders' option prior to November 1, 2005 is always excluded; and

..   Limitations on: (i) issuance of debt and preferred stock; (ii) creation of liens; (iii) certain fundamental changes to corporate structure and nature of business, including mergers; (iv) investments and acquisitions; (v) asset transfers; (vi) hedging transactions other than in those in the ordinary course of business and certain types of synthetic equity or debt derivatives, and (vii) certain types of restricted payments relating to both our and/or our subsidiaries' equity interests, including payment of cash dividends on Xerox's common stock; (viii) certain types of early retirement of debt, and (ix) certain transactions with affiliates, including intercompany loans and asset transfers.

The New Credit Facility generally does not affect Xerox's ability to continue to securitize receivables under the agreements it has with General Electric and others. Although Xerox cannot pay cash dividends on its common stock during the term of the New Credit Facility, it can pay cash dividends on its preferred stock, provided there is then no event of default. In addition to other defaults customary for facilities of this type, defaults on its other debt, or bankruptcy, or certain of its subsidiaries, would constitute defaults under the New Credit Facility.

At December 31, 2002, Xerox was in compliance with all aspects of the New Credit Facility including financial covenants and expects to be in compliance for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on its liquidity and operations.

With $2.9 billion of cash and cash equivalents on hand at December 31, 2002, Xerox believes its liquidity (including operating and other cash flows it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Xerox's ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced finance receivables securitizations. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on Xerox's liquidity and its operations, and could require Xerox to consider further measures, including

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferring planned capital expenditures, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt. Xerox also expects that its ability to fully access commercial paper and other unsecured public debt markets will depend upon improvements in its credit ratings, which in turn depend on its ability to demonstrate sustained profitability growth and operating cash generation and continued progress on its vendor financing initiatives. Until such time, Xerox expects some bank credit lines to continue to be unavailable, and Xerox intends to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds until full access to the unsecured public debt markets is restored.

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

Restricted Investments

At December 31, 2002, we had $2 million of cash held in escrow as collateral for out-of-the-money positions on certain derivative contracts. These restricted amounts are included in Other assets, net in the balance sheet as of December 31, 2002. The amount of required collateral will change based on changes in the fair value of the underlying derivative contracts.

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

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Allowance for Losses

As part of the administrative services it provides to us, XCS computes the allowance for losses on all of our contracts based upon historical experience and current trends. When we purchase contracts from XC, we deduct the portion of XC's allowance allocable to the purchased contracts from the purchase price and record it as Allowance for Losses. If more contracts are charged off than were forecast in the initial allowance-for-loss calculation, XC reimburses us for the excess charge-offs. Conversely, if charge-off experience is better than forecast, XCC reimburses XC for the difference between the original forecast and amounts ultimately realized. The resultant effect of the above is to relieve us of any exposure to losses associated with the contracts, and therefore, no bad debt expense is included in our Consolidated Statements of Income.

Charge-Off of Delinquent Receivables

We charge-off delinquent receivables against established reserves as soon as it becomes probable that we will not collect the receivables through normal means.

Fair Value of Financial Instruments

The fair value of cash and equivalents and commercial paper approximate carrying amounts due to the short maturities of these instruments. There were no balances outstanding for commercial paper as of December 31, 2002 and 2001. The fair value of investments, notes payable, and interest rate swaps are discussed in Notes 2, 6, and 8, respectively.

New Accounting Standards and Accounting Changes

In 2001 and 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets," No. 143 "Accounting for Asset Retirement Obligations," No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123" ("SFAS No. 148"), FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). We have adopted, or are planning to adopt, each of these statements as required, but we do not expect any of these statements to have any significant impact on our financial reporting because we do not have any transactions that are affected by these statements.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires companies to recognize all derivatives as assets or liabilities measured at their fair value, regardless of the purpose or intent of holding them. Gains or losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of hedge transaction. Changes in fair value for derivatives not designated as hedging instruments and the ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS No. 133 resulted in a net cumulative after-tax loss of $3 in the accompanying Consolidated Statement of Income and a net cumulative after-tax loss of $20 in Accumulated Other Comprehensive Income which is included in the accompanying Consolidated Balance Sheets. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values and fair values of related hedged assets, liabilities and firm commitments, we recognized a $10 million increase in assets and a $33 million increase in liabilities.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require information as to the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The only significant guarantees that we have relate to our guarantee of all obligations of Xerox under the New Credit Facility (which is discussed in Notes 1 and 7) as well as our guarantee of XC's $600 million of 9-3/4% Senior Notes and Euro 225 million of 9-3/4% Senior Notes due 2009. We do not expect the requirements of FIN 45 to have a material impact on our results of operations, financial position, or liquidity.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(2) Investments

Contracts receivable represent purchases from XC as described in Note 1. These receivables arise from XC equipment sales under installment sales and lease contracts. Contract terms on these receivables range primarily from three to five years. We did not purchase any receivables from XC in 2002, as compared to $908 million in 2001, and $2,496 million in 2000. The Company was charged $6 million in 2002, $11 million in 2001, $12 million in 2000 for administrative costs associated with the contracts receivable purchased.

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimates that the fair value of these investments approximates their carrying amounts at December 31, 2002 and 2001.

The scheduled maturities of customer financing contracts receivable at December 31, 2002 are as follows (in millions):

         2003                            $  615
         2004                               359
         2005                               153
         2006                                20
         2007                                 3
         Thereafter                           1
                                         ------
         total                           $1,151
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

In connection with XC's financing agreement with GE, during 2002 and 2001, we sold back to XC an aggregate of $451 million and $949 million, respectively, of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

Secured Borrowings

In 2000, we transferred $457 million of contracts receivable to a special purpose entity for cash proceeds of $411 million and a subordinated intercompany loan of $46 million. The transfer agreement included a repurchase option; accordingly, the proceeds were accounted for as a secured borrowing. At December 31, 2002, the balance of the transferred receivables was $101 million, and is included in total investments, net in the Consolidated Balance Sheet. The remaining secured borrowing balance was $7 million and is included in Debt. The balance was fully paid off in January, 2003.

(3)  Allowance for Losses

The analysis of the Allowance for Losses for the three-year period ending December 31, 2002 is as follows ($ in millions):

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                     Additions
                        Balance   Charged    Retained              Balance
                          at         to         at                    at
                       Beginning    Costs      Time                  End
                          of         and        of                    of
                        Period    Expenses   Purchase  Deductions   Period
                        ------    --------   --------  ----------   ------
                                                           (A)
        2002
Allowance for losses    $  78      $    -     $   0      $   50     $  28

        2001
Allowance for losses    $ 140      $    -     $  27      $   89     $  78

        2000
Allowance for losses    $ 138      $    -     $  66      $   64     $ 140

(A)  Amounts written-off, net of recoveries.

(4)  Notes Receivable - Xerox and affiliates

Pursuant to the requirements of the New Credit Facility, we will make demand loans to XC of all proceeds from the sale or collection of our receivables. As of December 31, 2002, demand loans to XC totaled $1,594 million. These loans bear interest at a rate equal to the result of adding the H.15 Two-Year Swap Rate and H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) and dividing by two (2) and then adding 2.000% (200 basis points). We will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine to be appropriate.

The H.15 is a Federal Reserve Board Statistical Release (published weekly) which contains daily interest rates for selected U.S. Treasury, money markets and capital markets instruments.

(5)  Sale of Assets

In 1990, we discontinued our third-party financing business. As of December 2000, we had one leveraged lease remaining from this business which was included in Other assets in our Consolidated Balance Sheet. In the first quarter of 2001, this last remaining third party lease was sold for proceeds of $23 million. The sale resulted in no gain or loss.

(6)  Notes Payable

A summary of notes payable at December 31, 2002 and 2001 follows:

                                                              (In Millions)
                                                             2002       2001
                                                             ----       ----
       Notes due 2002                                       $   -      $ 229
       0.80% Yen Denominated Medium Term Notes due 2002         -        381
       Notes due 2003(a)                                      463        465
       1.50% Yen Denominated Medium Term Notes due 2005       845        762
       2.00% Yen Denominated Medium Term Notes due 2007       255        231
       Medium Term Notes due 2008 (b)                          25         25
       Medium Term Notes due 2012 (b)                         125        125

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


       Medium Term Notes due 2013 (b)                           57         60
       Medium Term Notes due 2014 (b)                           50         50
       Medium Term Notes due 2018 (b)                           25         25
       Secured borrowings due 2001-2003 (c)                      7        154
       Revolving credit agreement, maturing in 2002(d)           -      1,020
                                                            ------    -------

          Subtotal                                          $1,852    $ 3,527
          Less current maturities                             (470)    (1,760)
                                                            ------    -------
          Total Notes Payable after one year                $1,382    $ 1,767
                                                            ======    =======

(a) The weighted-average interest rate at 12/31/02 was 6.61%

(b) Medium Term Notes due in 2008 through 2018 have a weighted-average interest rate of 6.76% percent and are callable by us. We do not expect to call the notes during 2003.

(c) Refer to Note 2 for further discussion of secured borrowings.

(d) Refer to Note 7 for further discussion of the revolving credit agreement.

The carrying amounts on certain debt instruments have been adjusted by transition adjustments associated with the adoption of SFAS No. 133.

Expected principal repayments on notes payable during the next five years are (in millions):

               2003                                  $   470
               2004                                        -
               2005                                      845
               2006                                        -
               2007 and Thereafter                       537
                                                     -------

               Total                                 $ 1,852
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

Cash interest paid on notes payable for 2002, 2001, and 2000 was $124 million, $277 million, and $252 million, respectively. Any original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue. Interest payments on commercial paper for 2001 and 2000 were $0.3 million and $59 million, respectively. The weighted-average commercial paper interest rate for 2000 was 6.5 percent. At December 31, 2002 and 2001, we had no commercial paper outstanding.

At December 31, 2002 and 2001, carrying values of notes payable totaled $1,852 million and $3,527 million, respectively. The fair values of our notes payable at December 31, 2002 and 2001 were $1,377 million and $3,050 million, respectively, based on quoted market prices for our notes or those of comparable issuers with similar features and maturity dates.

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have no plans to retire our notes payable prior to their call or final maturity dates.

(7)  Lines of Credit

As of December 31, 2001, Xerox had $7 billion of loans outstanding (including our $1.02 billion) under a fully-drawn revolving credit agreement (Old Revolver) due October 22, 2002, which was entered into in 1997 with a group of lenders. On June 21, 2002, Xerox made a $2.8 billion paydown of the Old Revolver, including our full payment of the $1.02 billion we had borrowed, and entered into a $4.2 billion Amended and Restated Credit Agreement with the same group of lenders (the "New Credit Facility"), which replaced the Old Revolver. The final stated maturity of the New Credit Facility is April 30, 2005. The New Credit Facility originally included three tranches of term debt totaling $2.7 billion, a fully-drawn $1.5 billion revolving facility (the "Revolving Facility"), which may be repaid and reborrowed, and a $200 million letter of credit sub-facility. In the third quarter 2002, Xerox repaid a $700 million term-loan tranche, and in the fourth quarter 2002 Xerox repaid $10 million of the Revolving Facility in order to create capacity to issue a letter of credit under the sub-facility. Accordingly, as of December 31, 2002, $3,490 million was outstanding under the New Credit Facility, consisting of two tranches of term loans totaling $2 billion and $1,490 million under the Revolving Facility. XC is the only borrower under the term loans. The Revolving Facility is available, without sub-limit, to Xerox and to certain subsidiaries including Xerox Canada Capital Limited (XCCL), Xerox Capital Europe plc, and other foreign subsidiaries as defined. At December 31, 2002, all of the Revolving Facility, except for $50 million held by XCCL, was borrowed by XC. The New Credit Facility loans generally bear interest at LIBOR plus 4.50 percent, except that a $500 million term-loan tranche bears interest at LIBOR plus a spread that varies between 4.00 percent and 4.50 percent, depending on the amount secured.

We cannot borrow under the New Credit Facility, and we have guaranteed the New Credit Facility on a subordinated basis. The New Credit Facility also requires us to loan excess cash, as defined, to XC, and prohibits us from acquiring new contracts receivable from XC.

(8)  Financial Instruments

Because we hold debt that is denominated in foreign currencies and/or bears interest at variable rates, we are exposed to changes in market interest rates and foreign currency exchange rates that could affect our results of operations and financial condition. We have been able to fully hedge our foreign currency exposure through a combination of currency swaps with XC and certain third parties, however, our current below investment-grade debt ratings may constrain our ability to use derivative contracts as needed in the future. Accordingly, we are exposed to increased volatility in our results of operations.

As a result of our decision to allow our contracts receivable portfolio to run-off, our exposures have effectively decreased as we paid off existing debt, and our exposure will continue to decrease over time as debt is repaid.

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as of January 1, 2001. The adoption of SFAS No. 133 has increased the volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as noted above, our volatility is limited since our ability to enter into new derivative contracts is constrained and the business is in run-off as a result of the decision to discontinue the purchase of new receivables from XC.

We have historically entered into certain derivative contracts, including interest rate swap agreements and foreign currency swap agreements to manage interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

Interest Rate Risk Management:

Contracts receivable assets earn fixed rates of interest, while a significant portion of our debt bears interest at variable rates. Historically we have attempted to manage our interest rate risk by "match-funding" the financing assets and related debt, including the use of interest rate swap agreements. However, as our credit ratings declined, our ability to continue this practice became constrained.

At December 31, 2002, we had $1,142 million of variable rate debt, including our pay variable interest-rate swaps. The nominal value of pay fixed interest-rate swaps were $194 million.

Single Currency Interest Rate Swaps:
------------------------------------
At December 31, 2002 and 2001 we had outstanding single currency interest rate swap agreements with aggregate notional amounts of $194 million and $683 million, respectively. The net asset/(liability) fair values at December 31, 2002 and 2001 were $(8) million and $(9) million, respectively.

Foreign Currency Interest Rate Swaps:
-------------------------------------
In cases where we issue foreign currency-denominated debt, we enter into cross-currency interest rate swap agreements, whereby we swap the proceeds and related interest payments with a counterparty. In return, we receive and effectively denominate the debt in U.S. Dollars.

At December 31, 2002 and 2001, we had outstanding Yen/U.S. Dollar cross currency interest rate swap agreements with aggregate notional amounts of $1,135 million and $1,373 million, respectively. The net asset/(liability) fair values at December 31, 2002 and 2001 were $(26) million and $(247) million, respectively.

During 2000, as a result of the reductions in our debt ratings, we were required to terminate certain third party Yen/U.S. Dollar cross-currency interest rate swaps for 115 billion yen that were scheduled to mature from 2002 to 2007. We entered into new cross-currency interest rate swaps with XC to replace these terminated derivative agreements. The U.S. dollar notional value of these intercompany swaps were $607 million and $877 million at December 31, 2002 and 2001 respectively, and are included in the notional amounts noted

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

above. The intercompany derivatives are accounted for in accordance with SFAS No. 133 in a manner similar to third party derivative contracts.

SFAS. No. 133 Results -
-----------------------

While our existing portfolio of interest rate derivative instruments is intended to economically hedge interest rate risks to the extent possible, differences between the contract terms of our derivatives and the underlying related debt reduce our ability to obtain hedge accounting in accordance with SFAS No. 133. This results in mark-to-market valuation of the majority of our derivatives directly through earnings, which accordingly leads to increased earnings volatility. During 2002 and 2001, we recorded net losses of $5 million and $30 million, respectively from the mark-to-market valuation of interest rate derivatives for which we did not apply hedge accounting.

During 2002, hedge accounting was not applied to any of our interest rate derivatives. During 2001, third-party Yen/U.S. dollar cross-currency interest rate swaps with a notional amount of 65 billion yen were designated and accounted for as fair-value hedges. The net ineffective portion recorded to earnings during 2001 was a loss of $7 million and is included in Derivative instruments fair value Adjustments, net. All components of each derivatives gain or loss were included in the assessment of hedge effectiveness. Hedge accounting was discontinued in the fourth quarter 2001, after the swaps were terminated and moved to a different counterparty, because the new swaps did not satisfy certain SFAS No. 133 requirements.

The aggregate notional amounts of all interest rate swaps by maturity date and type at December 31, 2002 and 2001 follow:

                                                      (In Millions)
                                                  2002             2001
                                                  ----             ----
Pay fixed/receive variable                      $  194           $  428
Pay variable/receive fixed                       1,135            1,628
                                                ------           ------

                                                $1,329           $2,056
                                                ======           ======

Average interest rates paid                       2.93%            3.35%
                                                ======           ======
Average interest rates received                   1.61%            2.19%
                                                ======           ======

The fair values for all interest rate swap agreements are calculated by the Company based on market conditions and supplemented with quotes from banks. They represent amounts we would receive (pay) to terminate/replace these contracts. We have no present plans to terminate /replace a significant portion of these agreements prior to their scheduled maturities. The maturities of our swaps outstanding as of December 31, 2002 are as follows: 2003 - $47 million, 2004 - $53 million, 2005 - $967 million, 2006 - none, 2007 and thereafter - $262 million.

We had a remaining after-tax loss in Accumulated Other Comprehensive Income of $8 million at December 31, 2001 associated with the SFAS No. 133 transition adjustment recorded during 2001. The transition adjustment was recorded for cash flow derivatives in place at transition. This balance was reclassified to earnings during 2002 and no balance remains at December 31, 2002.

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Income Taxes

XCC and XC file consolidated U.S. income tax returns. Generally, pursuant to the tax allocation arrangement between XC and us, we record our tax provisions on a separate company basis and make payments to XC for taxes due or receive payments from XC for tax benefits utilized. In connection with the tax allocation arrangement, we paid XC $45 million, 75 million, and $53 million, in 2002, 2001 and 2000, respectively. In addition, during 2002, we received a refund of prior year taxes paid of $26 million. In years 2002, 2001, and 2000, amounts paid to taxing authorities for our operations not included in XC's consolidated tax returns were insignificant.

The components of income before income taxes and the provision for income taxes are as follows:

                                                          (In Millions)
                                                    2002      2001      2000
                                                    ----      ----      ----

Income before income taxes:                       $  142    $   91    $  137
                                                  ======    ======    ======
Federal income taxes
    Current                                       $   18    $   53    $   54
    Deferred                                          24       (21)       (6)

State income taxes
    Current                                            2         5         7
    Deferred                                           1        (2)       (1)
                                                  ------    ------    ------

        Total provision for income taxes          $   45    $   35    $   54
                                                  ======    ======    ======

A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:

                                                    2002      2001      2000
                                                    ----      ----      ----

U.S. Federal statutory rate                         35.0%     35.0%     35.0%
Audit resolutions and other tax-related issues      (5.3)        -         -
State income taxes, net of Federal
    income tax benefit                               2.0       3.9       3.9
                                                    ----      ----      ----

Effective tax rate                                  31.7%     38.9%     38.9%
                                                    ====      ====      ====

The decrease in our 2002 effective tax rate was due to a reduction in our estimated state tax rate as a result of our exit from doing business in several states over the past several years. In addition, the 2002 effective tax rate reflects benefits of approximately $8 million arising from the favorable resolution of audits and certain other tax-related issues.

The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 2002 and 2001 follows:

                                                         (In Millions)
                                                      2002          2001
                                                      ----          ----
Tax effect of future tax deductions:
     Net unrealized derivative and
     exchange losses                                 $   -        $   21
     Real estate and other                               -            12
Tax effect of future taxable income:
     Asset securitizations                               -            (4)
     Net unrealized derivative and exchange gains       (7)            -

                            XEROX CREDIT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Leveraged leases and other(1)                    -            (4)
                                                  ------        ------
Total deferred tax asset (liability), net         $   (7)       $   25
                                                  ======        ======

(1) See Note 6 for description of sale of leveraged lease in 2001.

(10) Xerox Corporation Support Agreement

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

(11)     Quarterly Results of Operations (Unaudited)

A summary of interim financial information follows:

                                          (In Millions)
                                 First    Second    Third    Fourth
                                Quarter  Quarter   Quarter   Quarter    Total
                                -------  -------   -------   -------    -----
2002:
Earned income                   $   86   $   81    $   58    $   50    $  275
Interest expense                    31       39        27        25       122
Derivative instruments fair
  value adjustments, net             3       (2)        5        (1)        5
General and administrative
    expenses                         3        1         1         1         6
                                ------   ------    ------    ------    ------
Income before income taxes          49       43        25        25       142
Income taxes (a)                    19       17        10        (1)       45
                                ------   ------    ------    ------    ------

Net income                      $   30   $   26    $   15    $   26    $   97
                                ======   ======    ======    ======    ======

     (a) The decrease in the Fourth Quarter 2002 tax provision was due to a reduction in our estimated state tax rate as a result of our exit from doing business in several states over the past several years. In addition, the Fourth Quarter 2002 tax provision reflects benefits of approximately $8 million arising from the favorable resolution of audits and certain other tax-related issues.

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
                                ======   ======    ======    ======    ======

                            XEROX CREDIT CORPORATION
                                    Form 10-K
                      For the Year Ended December 31, 2002

                                Index of Exhibits

Document
--------
(3)(a) Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

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

          Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement Nos. 33-61481 and 333-29677.

   (b) $7,000,000,000 Revolving Credit Agreement dated October 22, 1997, among Xerox Corporation (Xerox), Registrant and certain Overseas Borrowers, as Borrowers, various lenders and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and Bank One, National Association (as successor by merger with The First National Bank of Chicago), as Agents.

          Incorporated by reference to Exhibit 4(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

   (c)(1) Indenture dated as of January 17, 2002 between Xerox and Wells Fargo Bank Minnesota, National Association ("Wells Fargo"), as trustee, relating to Xerox's 9-3/4% Senior Notes due 2009 (Denominated in U.S. Dollars) ("January 17, 2002 U.S. Dollar Indenture").

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

              Incorporated by reference to Exhibit (4)(h)(5)to Xerox Corporation's Current Report on Form 8-K dated June 21, 2002.

       (4) First Supplemental Indenture dated as of June 21, 2002 between Xerox Corporation and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

              Incorporated by reference to Exhibit (4)(h)(6) to Xerox Corporation's Current Report on Form 8-K dated June 21, 2002.

    (d)(1) Amended and Restated Revolving Credit Agreement, dated as of June 21, 2002, among Xerox Corporation and the Overseas Borrowers, as Borrowers, various Lenders and Bank One, N.A., JPMorgan Chase Bank and Citibank, N.A., as Agents (the "Amended Credit Agreement").

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

              Incorporated by reference to Exhibit 10(b) to Registration Statement No. 2-71503.

    (c) Tax Allocation Agreement dated as of January 1, 1981, between Registrant and Xerox.

              Incorporated by reference to Exhibit 10(c) to Registration Statement No. 2-71503.

    (d) Master Note dated November 20, 2001 between Registrant and Xerox Corporation

              Incorporated by reference to Exhibit 10(d) of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(12)(a)       Computation of Registrant's Ratio of Earnings to Fixed Charges.

    (b)       Computation of Xerox' Ratio of Earnings to Fixed Charges.

(21)    Subsidiaries of Registrant

(23)    Consent of PricewaterhouseCoopers LLP.

(99.1) Certification of CEO and CFO pursuant to 18 U.S.C.ss.1350 as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.