Form 10-Q
period 2003-03-31
XEROX CREDIT CORP
filed 2003-05-14
CIK 351936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

OR

☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from :                     to

Commission file number: 1-8133

XEROX CREDIT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1024525 (I.R.S. Employer Identification No.)

100 First Stamford Place, Stamford, Connecticut (Address of principal executive offices)	06904 (Zip Code)

(203) 325-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class 7.20% Notes due 2012	Name of Each Exchange on Which Registered New York Stock Exchange

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class Common Stock	Outstanding as of April 30, 2003 2,000

THIS DOCUMENT CONSISTS OF 35 PAGES

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

In 2001, XC announced several Framework Agreements with General Electric Capital Corporation and/or its affiliates (“GE”), including one under which GE would become Xerox’s primary equipment-financing provider in the U.S. Pursuant to this agreement, in October 2002, XC completed an eight-year agreement in the U.S. (the “New U.S. Vendor Financing Agreement”) under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of XC’s new U.S. lease originations. In addition to the $2.5 billion funded by GE prior to this transaction, which is secured by portions of XC’s current lease receivables, the New U.S. Vendor Financing Agreement calls for GE to provide funding in the U.S., through 2010, of up to $5 billion, outstanding during any time, subject to normal customer acceptance criteria. The New U.S. Vendor Financing Agreement also includes opportunities to increase financing levels over time, based on Xerox’s revenue growth.

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

The long-term viability and profitability of Xerox’s customer financing activities is dependent, in part, on Xerox’s ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on Xerox’s credit ratings. On a worldwide basis, Xerox is currently funding its customer financing activity from the aforementioned New U.S. Vendor Financing Agreement, other finance receivable securitizations, cash generated from operations, unregistered capital markets offerings and cash on hand. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox continues to negotiate and implement securitizations and third-party vendor financing programs, and to actively pursue other alternative forms of financing. These initiatives are expected to improve Xerox’s liquidity going forward. Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful implementation of Xerox’s third party vendor financing initiatives.

The adequacy of Xerox’s continuing liquidity depends on its ability to successfully generate cash from an appropriate combination of operating improvements, financing from third parties, capital markets transactions and additional asset sales, including sales or securitizations of Xerox’s receivables portfolios. Xerox believes its liquidity (including operating and other cash flows it will generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain positive liquidity going forward is highly dependent on achieving its expected operating results, including capturing the benefits from restructuring activities, and continuing to complete announced vendor financing and other initiatives that are discussed in Xerox’s 2002 Annual Report on Form 10-K. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on Xerox’s liquidity and operations, and could require Xerox to consider further measures, including additional restructurings, deferring planned capital expenditures, reducing discretionary spending, selling additional assets and if necessary, restructuring existing debt. Because we are dependent upon XC for our liquidity, any such material adverse effect on Xerox’s liquidity and operations could also have a material adverse effect on our liquidity and operations.

As announced on June 21, 2002, Xerox successfully completed the renegotiation of its $7 billion Revolving Credit Agreement (the “Old Revolver”). A full discussion of the new Amended and Restated Credit Agreement (the “New Credit Facility”) and the final maturity dates of the various loans contained therein is included in Note 7 and the Capital Resources and Liquidity section in our 2002 Annual Report on Form 10-K. We cannot borrow under the New Credit Facility. The New Credit Facility also precludes us from purchasing new contracts from XC, and requires us to transfer all of our excess cash, as defined, to XC. Subject to certain limits, all obligations under the New Credit Facility are guaranteed by substantially all of XC’s U.S. subsidiaries (including us). Our guaranty of obligations under the New Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 21, 2002. In connection with the New Credit Facility, substantially all of XC’s U.S. subsidiaries (including us) also guaranteed XC’s $600 million of 9-¾% Senior Notes and Euro 225 million of 9-¾% Senior Notes due 2009 (collectively, the “Senior Notes”).

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

XEROX CREDIT CORPORATION
Form 10-Q
March 31, 2003

Signature	28

Exhibit(s)

Exhibit 12 (a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

Exhibit 12 (b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 99.1	Certification of CEO and CFO pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

PART I.

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

XEROX CREDIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)

	March 31, 2003	December 31, 2002

	(UNAUDITED)

ASSETS
Cash and cash equivalents	$—	$15
Investments:
Contracts receivable	819	1,151
Unearned income	(67)	(99)
Allowance for losses	(20)	(28)

Total investments	732	1,024
Notes receivable - Xerox and affiliates	1,927	1,594
Other assets	22	29

Total assets	$2,681	$2,662

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable due within one year:
Current portion of notes payable	459	463
Current portion of secured borrowing	—	7
Notes payable due after one year	1,372	1,382
Due to Xerox Corporation, net	39	31
Accounts payable and other liabilities	29	16

Total liabilities	1,899	1,899

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained earnings	540	521

Total shareholder’s equity	782	763

Total liabilities and shareholder’s equity	$2,681	$2,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In Millions)

	Three Months Ended March 31,

	2003	2002

Earned income:
Contracts receivable	$23	$61
Xerox note receivable	23	25

Total earned income	46	86

Expenses:
Interest	20	31
Derivative fair value adjustments, net	(5)	3
General and administrative	1	3

Total expenses	16	37

Income before income taxes	30	49
Provision for income taxes	11	19

Net income	$19	$30

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Millions)

	Three Months Ended March 31,

	2003	2002

Cash Flows from Operating Activities
Net income	$19	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on derivative instruments	(5)	3
Net change in other operating assets and liabilities	18	12
Net change in due to Xerox Corporation, net	10	11

Net cash provided by operating activities	42	56

Cash Flows from Investing Activities
Proceeds from investments	170	325
Advances to Xerox, net	(342)	(352)
Net change in derivative collateralization	—	(14)
Proceeds from sales of contracts receivable	122	38

Net cash used in investing activities	(50)	(3)

Cash Flows from Financing Activities
Principal payments on long-term debt	(7)	(53)

Net cash used in financing activities	(7)	(53)

Change in cash and cash equivalents	(15)	—
Cash and cash equivalents, beginning of period	15	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)

Basis of Presentation:

The unaudited condensed consolidated interim financial statements presented herein have been prepared by Xerox Credit Corporation (referred to below as “us”, “we” or “our”) in accordance with the accounting policies described in our 2002 Annual Report on Form 10-K (the 2002 Annual Report) and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. You should read the unaudited condensed consolidated financial statements in conjunction with such 2002 Annual Report and the notes thereto.

Certain reclassifications have been made to prior year information to conform to the current year presentation.

All adjustments which are necessary for a fair presentation for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results for the full year.

We engage in extensive intercompany transactions with Xerox Corporation (“XC”)and receive most of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity - Our liquidity is dependent upon the liquidity of our ultimate parent, XC (XC, together with its subsidiaries, “Xerox”). Accordingly, the following is a disclosure regarding both our liquidity and that of Xerox, even though not all factors affecting Xerox’s liquidity directly affect our liquidity.

Xerox manages its worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which Xerox operates, (2) the legal requirements of the agreements to which Xerox is a party and (3) the policies and cooperation of the financial institutions it utilizes to maintain such cash management practices. As described in XC’s 2002 Form 10-K, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. Consequently, Xerox’s access to capital and derivative markets has been restricted. An additional effect was a requirement to maintain minimum cash balances in escrow on certain borrowings and letters of credit. Xerox had also been restricted from accessing the capital markets given the previously disclosed SEC investigation. While Xerox believes the conclusion of the SEC investigation in 2002 enables it to access public capital markets, Xerox expects its ability to access unsecured credit sources to remain restricted as long as its credit ratings remain below investment grade. Xerox also expects its incremental cost of borrowing will remain at a higher level as a result of such credit ratings.

In 2002, Xerox entered into an Amended and Restated Credit Agreement (the “New Credit Facility”). We cannot borrow under the New Credit Facility, but we have guaranteed Xerox’s borrowings thereunder on a subordinated basis. At March 31, 2003, the New Credit Facility consisted of two tranches of term loans totaling $1.8 billion and a $1.5 billion revolving credit facility that includes a $200 million letter of credit subfacility. At March 31, 2003, Xerox had no additional borrowing capacity under the New Credit Facility since the entire revolving facility was outstanding, including $35 million for letters of credit under the subfacility.

Xerox could be required to repay portions of the loans earlier than their scheduled maturities with specified percentages of any proceeds it receives from capital market debt issuances, equity issuances or asset sales during the

XEROX CREDIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term of the New Credit Facility, except that the revolving loan commitment cannot be reduced below $1 billion after repayment of the tranche loans, as a result of such prepayments. Additionally, all loans under the New Credit Facility become due and payable upon the occurrence of a change in control.

The New Credit Facility contains affirmative and negative covenants, which are described in Note 1 to XC’s Consolidated Financial Statements included in its 2002 Annual Report. The financial covenants include those related to a) annual capital expenditure limits, b) minimum consolidated EBITDA, as defined, c) maximum leverage ratio and d) minimum consolidated net worth. The facility also includes limitations on: (i) issuance of debt and preferred stock; (ii) creation of liens; (iii) certain fundamental changes to corporate structure and nature of business, including mergers; (iv) investments and acquisitions; (v) asset transfers; (vi) hedging transactions other than those in the ordinary course of business and certain types of synthetic equity or debt derivatives, and (vii) certain types of restricted payments relating to XC’s, or XC’s subsidiaries’, equity interests, including payment of cash dividends on XC’s common stock; (viii) certain types of early retirement of debt, and (ix) certain transactions with affiliates, including intercompany loans and asset transfers. In addition to other defaults customary for facilities of this type, defaults on its other debt, or bankruptcy, or certain of XC’s subsidiaries, would constitute defaults under the New Credit Facility. At March 31, 2003, Xerox was in compliance with all aspects of the New Credit Facility and it expects to be in compliance for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on Xerox’s liquidity and operations.

With $3.0 billion of cash and cash equivalents on hand at March 31, 2003, Xerox believes its liquidity (including operating and other cash flows we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Xerox’s ability to maintain sufficient liquidity going forward is highly dependent on achieving planned operating results, including capturing the benefits from prior restructuring activities, and completing announced finance receivables securitizations. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on its liquidity and operations, and could require Xerox to consider further measures, including deferring planned capital expenditures, further reductions in workforce, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

Xerox also expects that its ability to fully access commercial paper and other unsecured public debt markets will depend upon improvements in its credit ratings, which in turn depend on its ability to demonstrate sustained profitability growth and operating cash generation and continued progress on its vendor financing initiatives. Until full access to the unsecured public debt markets is restored, it expects some bank credit lines to continue to be unavailable, and it intends to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds.

(2)

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

XEROX CREDIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)

Accounting Changes:

In 2001, 2002 and 2003, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 “Business Combinations,” No. 142 “Goodwill and Other Intangible Assets,” No. 143 “Accounting for Asset Retirement Obligations,” No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123,” No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” We have adopted, or are planning to adopt, each of these statements as required, but we expect all of these statements to be immaterial to our financial reporting and operations because we do not have any transactions that are affected by these statements.

(4)

Sales of Contracts Receivable:

During 2001, XC entered into an agreement with General Electric Capital Corporation and/or its affiliates (“GE”) whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GE became the primary equipment financing provider in the US, through monthly securitizations of XC’s new lease originations up to a maximum amount of $5.0 billion outstanding at any one time. In connection with these agreements, during the first quarter of 2003 and the first quarter of 2002 we sold contracts receivable to XC aggregating $122 million and $38 million, respectively. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement nor retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(5)

Notes Receivable - Xerox and affiliates:

We have made in the past, and, in accordance with the requirements contained in the New Credit Facility, we will continue to make, demand loans to XC of all proceeds from the sale or collection of our receivables. Any of our cash balance which exceeds our ordinary course expenses and our debt and other obligations maturing within the then current quarter will continue to be loaned to XC as demand loans, consistent with the requirements of the New Credit Facility. As of March 31, 2003 and December 31, 2002, demand loans to XC totaled $1,927 million and $1,594 million, respectively. These loans bear interest at a rate equal to the result of adding the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) and dividing by two (2) and then adding 2.000% (200 basis points). We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. A copy of the Master Demand Note is filed as an exhibit to our 2001 Annual Report on Form 10-K.

The H.15 is a Federal Reserve Board Statistical Release (published weekly) which contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments.

Item 2.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Until July 2001, our sole business was to purchase non-cancelable contracts receivable arising from installment sales and lease contracts originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us. However, in anticipation of the agreements between XC and GE, we stopped purchasing new contracts receivable from XC effective July 1, 2001. Our existing portfolio of contracts receivable will ultimately run-off as amounts are collected or are sold back to XC as part of XC’s securitization strategy.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertook the purchases noted above. Income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the XC Master Demand Note (the Demand Note).

During 2001, XC entered into an agreement with GE whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of XC’s new lease originations up to a maximum amount of $5.0 billion outstanding at any one time. In connection with these agreements, during the first quarter of 2003 and the first quarter of 2002 we sold contracts receivable to XC aggregating $122 million and $38 million, respectively. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value.

Total earned income was $46 million and $86 million for the first quarter of 2003 and 2002, respectively. Contracts receivable income declined by $38 million for the first quarter of 2003 compared to the first quarter of 2002 reflecting the decrease in the portfolio of contracts receivable as a result of our sales of receivables back to XC, the decision to stop purchasing new contracts from XC, as well as contracts in the portfolio reaching maturity. Earned income on the XC Master Demand Note was $23 million in the first quarter of 2003 compared to $25 million in the first quarter of 2002. The decrease was due to lower interest rates in the first quarter of 2003 as compared to the first quarter of 2002 partially offset by a higher average balance receivable.

Interest expense was $20 million and $31 million for the first quarter of 2003 and 2002, respectively. The decrease reflects lower debt levels, as collections and sales of existing receivables together with our cessation of new contract purchases have allowed us to reduce our debt. Further, because the majority of our debt bears interest at variable rates, we benefited from the lower interest rates in the first quarter of 2003.

The mark-to-market valuation of our interest rate derivatives resulted in a net gain of $5 million for the first quarter of 2003 as compared to a net loss of $3 million in the first quarter of 2002. The gain in the first quarter of 2003 is due to net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. The loss for the first quarter of 2002 includes the accretion of the loss booked at the adoption of SFAS No. 133 in

Accumulated Other Comprehensive Income for our match funding (pay fixed/receive variable) swaps of $3.5 million which was only partially offset by net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. Differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

General and administrative expenses were $1 million and $3 million for the first quarters of 2003 and 2002, respectively. These expenses are primarily incurred to administer the contracts receivable purchased from XC. The decline reflects the lower level of receivables in 2003 compared to the prior year level.

The effective income tax rate for the first quarter of 2003 was 37.0 percent compared to 38.9 percent in the first quarter of 2002 and 31.7 percent for the full year 2002. The decrease in the effective tax rate from first quarter 2002 was due to a reduction in our estimated state tax as a result of our exit from doing business in several states over the past several years. In addition, the full year 2002 effective tax rate reflects benefits arising from the favorable resolution of audits and certain other tax-related issues.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

XC manages our cash and liquidity resources as part of its U.S. cash management system. Accordingly, any cash we generate is immediately loaned to XC, and we generally do not maintain cash balances. Our liquidity is dependent on the continued liquidity of XC. Funds collected since mid-2001 have been loaned to XC under the interest-bearing Demand Note. We have made in the past, and will continue to make, demand loans to XC of all proceeds from the sale or collection of our contracts receivable in accordance with the requirements of the New Credit Facility, and we will continue to demand repayment of these loan amounts by XC to the extent necessary to repay our maturing debt obligations and fund our operations.

Net cash provided by operating activities was $42 million in the first quarter of 2003 compared to $56 million in the first quarter of 2002. The add back for the net change in the Due to Xerox account of $10 million in the first quarter of 2003 is the result of timing of income tax accruals due to Xerox versus payments made.

Net cash used in investing activities was $50 million in the first quarter of 2003 compared to $3 million in the first quarter of 2002. Both amounts reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001. Accordingly, net collections from investments were $170 million and $325 million in the first quarter of 2003 and 2002, respectively, as new purchases of investments ceased in the second quarter of 2001. Cash used in investing activities also reflects proceeds of $122 million from the sale of receivables back to XC as described in Note 4 to the Condensed Consolidated Financial Statements. In 2003, contract collections and proceeds from the sale of receivables were offset by net advances to XC of $342 million as required by the New Credit Facility.

In connection with XC’s Financing Agreement with GE, during the first quarter of 2003, we sold back to XC an aggregate of $122 million of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC. XC continues to pursue alternative forms of financing including securitization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable. Any such future securitizations by XC could further reduce our portfolio if we sell contracts receivable back to XC. Any funds received on such sales will be loaned to XC under the interest bearing Master Demand Note.

Net cash used in financing activities was $7 million in the first quarter of 2003 compared to $53 million in the first quarter of 2002. 2003 reflects principal payments on long-term debt, as no proceeds from new debt were received.

As of March 31 2003, we had approximately $1.8 billion of debt outstanding. We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet our remaining maturing obligations.

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

To assist in managing our interest rate exposure and match funding our principal assets, we had routinely used certain financial instruments, primarily interest rate swap agreements to manage interest rate exposure. However, the previously discussed downgrades of our indebtedness have limited our ability to manage this exposure. Virtually all customer financing assets earn fixed rates of interest. Accordingly, through the use of interest rate swaps in conjunction with the contractual maturity terms of outstanding debt, we “lock in” an interest spread by arranging fixed-rate interest obligations with maturities similar to the underlying assets. This practice effectively eliminates the risk of a major decline in interest margins resulting from adverse changes in the interest rate environment. Conversely, this practice also effectively eliminates the opportunity to materially increase margins when interest rates are declining. More specifically, pay-fixed/receive-variable interest rate swaps are often used in place of more expensive fixed-rate debt for the purpose of match funding fixed-rate customer contracts. Pay-variable/receive-variable interest rate swaps (basis swaps) are used to transform variable rate, medium-term debt into commercial paper or local currency LIBOR rate obligations. Pay-variable/receive-fixed interest rate swaps are used to transform term fixed-rate debt into variable rate obligations. Where possible, the transactions performed within each of these three categories have enabled the cost-effective management of interest rate exposures. We do not enter into derivative instrument transactions for trading purposes and employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited match funding and liquidity objectives.

Parent Company Disclosures

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended March 31 2003.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003 FILED SEPARATELY WITH THE SEC.

Summary

	Three Months Ended March 31,

(in millions)	2003	2002

Equipment sales	$898	$876
Post sale and other revenue	2,608	2,718
Finance income	251	264

Total Revenues	$3,757	$3,858

Reconciliation to Condensed Consolidated Statements of Operations
Sales	$1,589	$1,583
Less: Supplies, paper and other sales	(691)	(707)

Equipment sales	$898	$876

Service, outsourcing & rentals	$1,917	$2,011
Add: Supplies, paper and other sales	691	707

Post sale and other revenue	$2,608	$2,718

Total first quarter 2003 revenues of $3.8 billion declined 3 percent from $3.9 billion in the 2002 first quarter including a 4 percentage point benefit from currency. Despite continued economic weakness and competitive pressures, the first quarter 2003 year over year revenue decline continued to moderate from previous quarters. The majority of the revenue decline reflects reductions in our Developing Markets Operations (DMO) segment as our focus on profitable revenue and transition to third party financing has resulted in substantial year over year declines, which we believe will continue to moderate during 2003. Strong demand for our recently launched color and office monochrome multifunction and color products as well as increased print volumes led to growth in these revenues, which largely offset declines in older technology light lens revenue. Equipment sales grew 3 percent including a 6 percentage point benefit from currency and reflect the success of the numerous 2002 product launches mentioned above. Post sale and other revenue declined 4 percent as a 5 percentage point benefit from currency was more than offset by DMO declines, a reduction in the number of light lens copiers at customer locations and related page volume declines. Finance income declined 5 percent including a 5 percentage point benefit from currency. The Finance income decline reflected reduced equipment sales, the 2002 sale of our financing business in Italy as well as our partial exit from the leasing business in Germany, the Netherlands and several DMO countries.

	Three Months Ended March 31,

	2003	2002

Net Loss (in millions)	$(65)	$(114)
Diluted Loss per Share	$(0.10)	$(0.16)

The first quarter 2003 net loss of $65 million or 10 cents per diluted share included a $183 million after-tax charge ($300 million pre-tax) related to the Berger v. Retirement Income Guarantee Plan Litigation, after-tax restructuring charges of $5 million ($8 million pre-tax), and certain net foreign tax benefits of $13 million. Our underlying financial results include the effective implementation of cost and expense actions, which were accelerated in the fourth quarter 2002 and have resulted in increased gross margins and reduced selling, administrative and general (SAG) expenses. The first quarter 2002 net loss of $114 million or 16 cents per diluted share, included a goodwill impairment charge of $63 million associated with the adoption of SFAS No. 142, after tax restructuring charges of $101 million ($146 million pre-tax), an after tax charge of $44 million for permanently impaired capitalized software ($72 million pre-tax), a $10 million civil penalty associated with our settlement with the SEC, net after tax losses from unhedged foreign currency exposures of $22 million ($24 million pre-tax) and an after-tax gain of $12 million ($19 million pre-tax) related to the sale of Prudential common stock. The average common shares outstanding during the three months ended March 31, 2003 and 2002 were 742 million and 726 million, respectively.

Operations Review

Revenues for the three months ended March 31, 2003 and 2002 were as follows:

(in millions)	Production	Office	DMO	Other	Total

2003
Equipment Sales	$214	$557	$81	$46	$898
Post Sale and Other	755	1,129	279	445	2,608
Financing	96	148	3	4	251

Total Revenue	$1,065	$1,834	$363	$495	$3,757

2002
Equipment Sales	$230	$534	$69	$43	$876
Post Sale and Other	746	1,148	374	450	2,718
Financing	104	155	5	—	264

Total Revenue	$1,080	$1,837	$448	$493	$3,858

Equipment sales of $898 million in the first quarter 2003 grew 3 percent from $876 million in the first quarter 2002, reflecting the success of numerous 2002 product launches and a 6-percentage point benefit from currency. In the first quarter 2003, approximately 50 percent of equipment sales revenue was generated from products launched in the previous two years.

Production: 2003 first quarter equipment sales declined 7 percent from the first quarter 2002 as lower monochrome installations and price declines approximating 5 percent were only partially offset by favorable currency of 6 percentage points as well as mix and color install growth. Production monochrome installs declined just under 20 percent, reflecting continued sizeable light lens declines and production publishing reductions due to weakness in the graphic arts market and increased competition, particularly in the digital light production market. The Xerox 1010, our 101 page per minute digital device and first digital light production device, was introduced in November 2002 and is expected to have a larger impact in future quarters. Color equipment sales growth reflected the combination of modest installation increases and favorable mix, reflecting the launch of the DocuColor 6060 and DocuColor iGen3, which were partially offset by price declines.

Office: 2003 first quarter equipment sales increased 4 percent from the first quarter 2002 reflecting volume growth of approximately 15 percent. Volume growth was driven by multifunction color and monochrome multifunction reflecting the success of the Document Centre 500 series and DocuColor 1632 and 2240, all launched in June 2002. Volume growth and favorable currency more than offset low double-digit price declines associated with our more competitively priced offerings and modestly weaker product mix.

DMO: Equipment sales in the first quarter 2003 grew 17 percent from the 2002 first quarter reflecting approximately 20 percent volume growth as we continue to transition new business to cash sales and third party financing.

Post sale and other revenues of $2,608 million declined 4 percent from $2,718 million in the first quarter 2002, including a 5 percentage point benefit from currency. These declines reflect lower equipment installations in previous quarters, as post sale revenue is largely a function of the equipment placed at customer locations and the volume of prints and copies that our customers make on that equipment as well as associated services. First quarter 2003 supplies, paper and other sales of $691 million (included within post sale and other revenue) declined 2 percent from 2002, as supplies declines were only partially offset by growth in paper and other sales. Supplies declines reflected a lower installed base of equipment and reduced sales in the Small Office / Home Office (SOHO) business. Service, outsourcing and rental revenue of $1.9 billion declined 5 percent from the 2002 first quarter predominantly due to lower DMO rental revenues associated with a reduced equipment population and currency devaluation in DMO.

Production: 2003 first quarter post sale and other revenue grew by one percent as favorable currency of 6 percentage points and improved mix, driven by an increased volume of color pages, were partially offset by double-digit page volume declines in older technology light lens equipment.

Office: 2003 first quarter post sale and other revenue declined 2 percent as page volume declines exacerbated by unfavorable price and mix, more than offset favorable currency of 5 percentage points. Page volume declines reflect a significant reduction in pages generated from our older technology light lens products and more than offset double-digit page growth from our monochrome multifunction and color products.

DMO: 2003 first quarter post sale and other revenue declined 25 percent due largely to a lower number of machines at customer locations, page volume declines and currency devaluation. The lower machine population is the result of our focus on profitable revenue and transition to third party financing.

Other: 2003 first quarter post sale and other revenue declined one percent from the 2002 first quarter as declines in SOHO more than offset the impact of favorable currency.

Key Ratios and Expenses

	Three months ended March 31,

	2003	2002

	%	%
Gross Margin
Sales	37.0	35.4
Service, outsourcing and rentals	43.2	42.2
Finance Income	63.3	65.2
Total	41.9	41.0

First quarter 2003 total gross margin of 41.9 percent improved 0.9 percentage points, from 41.0 percent in the first quarter 2002, despite increased U.S. pension and other employee benefit expenses totaling $22 million or 0.6 percentage points in the first quarter 2003. Sales gross margins improved 1.6 percentage points to 37.0 percent in the first quarter 2003, driven by improved manufacturing productivity and spending reductions which more than offset the adverse impact of planned lower prices on new products, competitive price pressure and the benefit expense increase. Service, outsourcing and rentals margin improved one percentage point to 43.2 percent primarily reflecting reduced service expenses, despite increased benefit expenses, and improved document outsourcing productivity. First quarter 2003 financing gross margin declined 1.9-percentage points year over year but has improved during recent quarters in line with declining market interest rates impacting the cost of financing.

Research and development (R&D) expense of $236 million in the 2003 first quarter was $6 million higher than the first quarter 2002 including increased U.S. pension and other employee benefit expenses and continued investment in technological development, particularly in color. First quarter 2003 R&D spending is at a level that we believe is adequate to remain technologically competitive. Xerox R&D remains strategically coordinated with that of Fuji Xerox.

Selling, administrative and general (SAG) expenses of $1,020 million in the 2003 first quarter declined $149 million from the 2002 first quarter. The 2002 first quarter included a $72 million capitalized software write-off related to customer service software and spending of approximately $20 million related to our sponsorship of the Winter Olympics. 2003 first quarter SAG expense reductions reflect the benefit from previous restructuring actions, partially offset by a $25 million increase in U.S. pension and other employee benefit expenses. First quarter 2003 bad debt expense of $56 million was $47 million lower than the first quarter 2002 due to lower provisions in certain DMO countries and North America. The provision improvement in DMO reflects lower revenue levels and improved aging and write-off trends. Lower North America provisions relate to improved customer administration and tighter credit policies.

In the first quarter 2003, we recorded restructuring and asset impairment charges totaling $8 million ($5 million after taxes) in conjunction with our Fourth Quarter 2002 Restructuring Program. These charges primarily consisted of pension settlements. The remaining restructuring reserve balance at March 31, 2003 for all restructuring programs was $229 million, the majority of which will be spent during the balance of 2003.

Worldwide employment of 64,700 declined 3,100 from December 31, 2002 primarily reflecting reductions due to our restructuring programs.

In the first quarter 2003, we recorded a $183 million after-tax ($300 million pre-tax) provision for litigation relating to the Berger v. Retirement Income Guarantee Plan (RIGP) litigation. This case is discussed in more detail in Note 8 to the condensed consolidated financial statements.

Other expenses, net for the three months ended March 31, 2003 and 2002 were as follows:

(in millions)	2003	2002

Non-financing interest expense	$110	$89
Currency losses, net	1	24
Amortization of intangible assets	9	10
Loss (gain) on business divestiture and asset sales	2	(19)
Interest income	(10)	(21)
Legal and regulatory matters	—	10
All other, net	9	5

Total	$121	$98

First quarter 2003 non-financing interest expense was $21 million higher than the 2002 first quarter reflecting both the higher variable interest rate associated with the New Credit Facility as well as the related amortization of debt issuance costs. These costs were only partially offset by lower average debt balances and lower mark-to-market losses on our interest rate swaps, which were $5 million and $22 million in the first quarters of 2003 and 2002, respectively.

In the first quarter 2003, the cost of hedging our foreign currency denominated exposures in the majority of our key markets was almost entirely offset by exchange gains in markets where we have been unable to restore economic hedging capability. In the 2002 first quarter, we incurred $24 million of exchange losses, primarily in Argentina due to the devaluation of the Argentine peso.

The first quarter 2003 loss on business and asset sales related to certain small DMO affiliates. The 2002 first quarter gain related to the sale of stock resulting from the Prudential Insurance Company demutualization.

Interest income is primarily derived from our invested cash balances. Lower invested cash balances and lower average interest rates in the first quarter 2003 resulted in a reduction in interest income compared to first quarter 2002.

Legal and regulatory matters for the first quarter of 2002 consisted of the SEC civil penalty in connection with our 2002 settlement.

In the first quarter 2003 we recorded income tax benefits of $53 million compared to $23 million of tax benefits in the first quarter 2002. The effective tax rate for the first quarter 2003 and 2002 was 48.2 percent and 37.7 percent, respectively. The difference between the 2003 first quarter effective tax rate and the U.S. statutory tax rate relates primarily to $13 million of non-recurring net tax benefits arising in foreign jurisdictions. Our effective tax rate will change based on non-recurring events (such as restructuring initiatives) as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We expect that our full year 2003 effective tax rate will approximate 40 percent.

Equity in Net income of unconsolidated affiliates consists of our 25 percent share of Fuji Xerox income as well as income from other smaller equity investments. Higher equity in net income for the first quarter 2003 primarily reflects the improved operating results of Fuji Xerox.

Minorities interest in earnings of subsidiaries was $22 million and $24 million in the first quarter 2003 and 2002, respectively, primarily representing the distributions, net of tax, on our mandatorily redeemable preferred securities.

Recent Events

France Securitization with Merrill Lynch

In April 2003, we signed a four-year agreement with Merrill Lynch, whereby the majority of lease receivables in France will be financed through ongoing securitizations based on new lease originations. The new agreement is in addition to the $362 million received from Merrill Lynch in the fourth quarter 2002 and calls for the provision of funding through 2007 of up to 350 million Euros outstanding at any time. The agreement will become effective in June 2003 and allows for Merrill Lynch to securitize our lease receivables at over-collateralization rates of approximately 10 percent.

Payment of Convertible Debt due 2018

As of March 31, 2003 we had $560 million of convertible debt due 2018. This debt, which is included in the second quarter 2003 debt maturities, contained a put option exercisable on April 21, 2003 that required us to purchase any debenture, at the option of the holder, at the then outstanding value. Consequently, on April 21, 2003, nearly all of the outstanding debentures were put back to us and were settled in cash on April 22, 2003.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the three months ended March 31, 2003 and 2002 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,

in millions	2003	2002

Operating Cash Flows	$159	$143
Investing Cash Usage	(94)	(67)
Financing Cash Flows	88	704
Effect of exchange rate changes on cash and cash equivalents	(5)	(23)

Increase in cash and cash equivalents	148	757
Cash and cash equivalents at beginning of period	2,887	3,990

Cash and cash equivalents at end of period	$3,035	$4,747

First quarter 2003 cash flows from operating activities were $159 million and reflect $474 million of pre-tax income before non-cash items and net receivable reductions of $158 million. The receivables reductions reflect the collection of receivables from prior years’ sales without an offsetting receivables increase due to lower revenues in previous quarters and our transition to third party vendor financing arrangements in Italy, Brazil, Mexico and the Nordic countries. These positive items were partially offset by $194 million of net payments of accounts payable and other liabilities and $180 million of restructuring cash payments. 2002 first quarter operating cash flow of $143 million included a $346 million cash tax payment on the previous sale of half our interest in Fuji Xerox. Excluding this tax payment, the 2003 first quarter operating cash flow year over year decline is primarily attributable to a $201 million increase in net cash payments associated with accounts payable and other liabilities, a $58 million increase in restructuring payments and the absence of a $57 million inventory benefit realized in the 2002 first quarter. The balance of the decline related to lower sales and other working capital uses.

Cash flows from investing activities for the quarters ended March 31, 2003 and 2002 primarily consisted of increases in restricted cash balances related principally to our secured financing activity as well as capital and internal use software spending. The 2002 first quarter also included proceeds from the sale of certain manufacturing locations to Flextronics as well as our investment in Prudential common stock.

Cash flows from financing activities for the quarter ended March 31, 2003 included net proceeds from secured borrowing activity with General Electric Capital Corporation and affiliates (“GE”) and other vendor financing partners of $354 million. These proceeds were partially offset by $227 million of debt repayments under the New Credit Facility, other debt payments of $31 million and dividends on our preferred stock of $11 million. Financing activities for the first quarter 2002, consisted of proceeds from our Senior Notes offering of $746 million and net proceeds from secured borrowing activity with GE and other vendor financing partners of $113 million, partially offset by scheduled debt payments of $157 million.

Capital Structure and Liquidity

Historically we have provided equipment financing to a significant majority of our customers. Because the finance leases allow our customers to pay for equipment over time rather than at the date of purchase, we have also needed to maintain significant levels of debt to provide operating liquidity, as liquidity generated from receivable collections has generally been used to fund new equipment leases. A significant portion of our debt is directly related to the funding requirements of our financing business.

During the quarter ended March 31, 2003, we originated loans, secured by finance receivables, generating cash proceeds of $813 million. These loans brought the proportion of total finance receivables which are secured to 54 percent. We expect to increase the proportion of our finance receivables that are securitized to approximately 60 percent by the end of the year. The following table compares finance receivables to financing-related debt as of March 31, 2003:

($ In millions)	Finance Receivables	Debt (2)

Finance Receivables Encumbered by Loans(1) :
GE Loans–U.S. and Canada	$3,286	$3,068
Merrill Lynch Loan–France	388	383
U.S. Asset-backed notes	200	83
GE Loans–Germany	96	96

Subtotal–SPEs	3,970	3,630
GE Loans–UK	657	522
Other Europe	118	115

Total–Finance Receivable Securitizations	4,745	$4,267

Unencumbered Finance Receivables(3)	4,056

Total Finance Receivables(4)	$8,801

______________

(1)

Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.

(2)

Represents the debt secured by finance receivables, including transactions utilizing SPE’s, which are described below.

(3)

Subject to New Credit Facility 20% net worth limitation as part of total net assets.

(4)

Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of March 31, 2003.

As of March 31, 2003, debt securitized by finance receivables represented approximately 30 percent of total debt. As we increase the proportion of our finance receivables that are securitized, we expect the proportion of our debt securitized by finance receivables to increase to approximately 46 percent by the end of 2004.

The following represents our aggregate quarterly debt maturity schedule for the remainder of 2003 and 2004:

($ In millions)	2003	2004

First Quarter	—	$1,082
Second Quarter *	$1,507	962
Third Quarter	676	953
Fourth Quarter	1,857	1,144

Full Year	$4,040	$4,141

______________

*

This amount includes $560 million of debt which was put to us in April that is discussed in Note 11 to the condensed consolidated financial statements.

Of the full year amounts shown in the above table, $1,779 million and $1,610 million for 2003 and 2004, respectively, relates to debt secured by finance receivables. Under the New Credit Facility, we could be required to repay portions of the loans earlier than their scheduled maturities with specified percentages of any proceeds we receive from capital market debt issuances, equity issuances, or asset sales during the term of the credit facility.

The following table summarizes our secured and unsecured debt as of March 31, 2003:

($ In millions)

New Credit Facility–debt secured within the 20% net worth limitation	$854	(1)
New Credit Facility–debt secured outside the 20% net worth limitation	50
Debt secured by finance receivables	4,267
Capital leases	40
Debt secured by other assets	78

Total Secured Debt	5,289

New Credit Facility–unsecured	2,359	(1)
Senior Notes	862
Subordinated debt	579
Other	5,226

Total Unsecured Debt	9,026

Total Debt	$14,315

______________

(1)

The amount of New Credit Facility, as defined, debt secured under the 20% consolidated net worth limitation represents an estimate based on Consolidated Net Worth at March 31, 2003 and the amount of other debt, as defined, secured under the 20% limitation. Any change to the amount indicated would correspondingly change the amount of the unsecured portion of the New Credit Facility.

Liquidity, Financial Flexibility and Funding Plans:

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain such cash management practices. As described in our 2002 Form 10-K, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. Consequently, our access to capital and derivative markets has been restricted. An additional effect was our requirement to maintain minimum cash balances in escrow on certain borrowings and letters of credit. We also had been restricted from accessing the capital markets as a result of the previously disclosed SEC investigation. While we believe the conclusion of the SEC investigation in 2002 enables our access to public capital markets, we expect our ability to access unsecured credit sources to remain restricted as long as our credit ratings remain below investment grade. We also expect our incremental cost of borrowing will remain at a higher level as a result of such credit ratings.

Our current credit ratings remain unchanged from December 31, 2002 and are as follows:

	Senior Unsecured Debt	Outlook

Moody’s	B1	Negative
S&P *	B+	Negative
Fitch	BB-	Negative

______________

*

S&P rating on Senior Secured Debt is BB-.

As a result of the various factors described in our 2002 Form 10-K, we abandoned our historical liquidity practice of borrowing and repaying commercial paper. Instead, we have been accumulating cash in an effort to maintain financial flexibility. We expect to maintain a cash and cash equivalents balance of at least $1 billion on an ongoing basis.

Financing Business & Restructuring:

Our financing business, including our vendor financing outsourcing and securitization activities, is described in detail in our 2002 Form 10-K. During the quarter ended March 31, 2003, we completed the following significant vendor financing outsourcing initiatives:

•

We received $580 million secured by our finance receivables in connection with our New U.S. Vendor Financing Agreement with GE as disclosed in Note 5 to our consolidated financial statements in our 2002 Form 10-K. This amount included a special funding of approximately $265 million secured by state and local governmental lease contracts and other previously excluded contracts. The agreement with GE was also amended in March 2003 to allow for the inclusion of state and local governmental contracts in future securitizations.

•

In Canada, we extended the existing vendor financing program with GE and received $153 million, net of escrow requirements of $4 million and fees of $1 million, secured by our finance receivables.

New Credit Facility:

In June 2002, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing the Old Revolver. The facility contains affirmative and negative covenants. See Note 1 to the Condensed Consolidated Financial Statements for further discussion of the New Credit Facility.

At March 31, 2003, we were in compliance with all aspects of the New Credit Facility and expect to be in compliance for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

Summary—Financial Flexibility and Liquidity:

With $3.0 billion of cash and cash equivalents on hand at March 31, 2003, we believe our liquidity (including operating and other cash flows we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, further reductions in workforce, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

We also expect that our ability to fully access commercial paper and other unsecured public debt markets will depend upon improvements in our credit ratings, which in turn depend on our ability to demonstrate sustained profitability growth and operating cash generation and continued progress on our vendor financing initiatives. Until full access to the unsecured public debt markets is restored, we expect some bank credit lines to continue to be unavailable. We have filed with the Securities and Exchange Commission a Form S-3 “universal” shelf registration statement covering a variety of securities. When the registration statement is declared effective, we may opportunistically access the public capital markets when we deem market conditions to be appropriate.

Special Purpose Entities

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special-purpose entities (“SPEs”) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. All of our SPE transactions that have remaining balances at March 31, 2003 are accounted for as borrowings, with the debt and related assets remaining on our balance sheets. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 5 to the Consolidated Financial Statements included in our 2002 Form 10-K.

Financial Risk Management

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

Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar. Historically, for

each of our legal entities, we have generally hedged foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. Despite our current credit ratings, in 2002, we were able to restore significant hedging activities with currency-related derivative contracts. Although we are still unable to hedge all of our currency exposures, we are currently utilizing the reestablished capacity to hedge currency exposures related to our foreign-currency denominated debt. We anticipate continued volatility in our results of operations due to market changes in interest rates and foreign currency rates which we are currently unable to hedge.

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

Due to our credit ratings, many of our derivative contracts and several other material contracts at March 31, 2003 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our consolidated balance sheets within other current assets or other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003.

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

	(b)	By-Laws of Registrant, as amended through September 1, 1992

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 99.1		Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CREDIT CORPORATION
(Registrant)
May 14, 2003	BY:	/s/ JOHN F. RIVERA

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/ JOHN F. RIVERA

John F. Rivera Principal Financial Officer

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

	(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2001.

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 99.1		Certification of CEO and CFO Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.