Form 10-Q
period 2003-06-30
XEROX CREDIT CORP
filed 2003-08-12
CIK 351936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes:        No: X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of July 31, 2003
Common Stock	2,000

THIS DOCUMENT CONSISTS OF 32 PAGES

Forward-Looking Statements

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

In 2001, XC announced several Framework Agreements with General Electric Capital Corporation and/or its affiliates (“GE”), including one under which GE would become Xerox’s primary equipment-financing provider in the U.S. Pursuant to this agreement, in October 2002, Xerox completed an eight-year agreement in the U.S. (the “Loan Agreement”) under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of Xerox’s new U.S. lease originations. In addition to the $2.5 billion funded by GE prior to this transaction, which is secured by portions of Xerox’s current lease receivables, the Loan Agreement calls for GE to provide funding in the U.S., through 2010, of up to $5 billion, outstanding during any time, subject to normal customer acceptance criteria. The Loan Agreement also includes opportunities to increase financing levels over time, based on Xerox’s revenue growth.

In anticipation of the transactions described above, we stopped purchasing new contracts receivable from XC effective July 1, 2001, which will cause our existing portfolio to ultimately run-off. Further, pursuant to the 2003 Credit Facility (discussed below), we are precluded from purchasing any new contracts receivable from XC.

The long-term viability and profitability of Xerox’s customer financing activities is dependent, in part, on Xerox’s ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on Xerox’s credit ratings. Xerox is currently funding much of its U.S. customer financing activity from the Loan Agreement. Xerox’s remaining customer financing activity is funded through other third-party financing arrangements, cash generated from operations, cash on hand, capital markets offerings and securitizations. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox continues to negotiate and implement third-party vendor financing programs and Xerox continues to actively pursue alternative forms of financing including securitizations and secured borrowings. Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful implementation of Xerox’s third party vendor financing initiatives.

The adequacy of Xerox’s liquidity depends on its ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales, including sales or securitizations of Xerox’s receivables portfolios. On June 25, 2003, Xerox completed a $3.6 billion recapitalization (the “Recapitalization”) that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7-1/8% Senior Notes due 2010 and $550 million 7-5/8% Senior Notes due 2013, and the effectiveness of its new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility consists of a fully drawn $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). With $2.3 billion of cash and cash equivalents on hand at June 30, 2003 and borrowing capacity under its 2003 Credit Facility of $700 million, less $78 million utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain positive liquidity going forward depends on its ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing XC’s outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. The Loan Agreement incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At June 30, 2003, Xerox is, and expects to remain, in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GE would not be required to make further loans to Xerox. If GE were to make no further loans to Xerox, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of its equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the senior notes or the New U.S. Vendor Financing Agreement could also have a material adverse effect on our liquidity and operations.

XEROX CREDIT CORPORATION

Form 10-Q

June 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Cash and cash equivalents	$—	$15
Investments:
Contracts receivable	633	1,151
Unearned income	(48)	(99)
Allowance for losses	(16)	(28)

Total investments	569	1,024
Notes receivable—Xerox and affiliates	1,828	1,594
Other assets	27	29

Total assets	$2,424	$2,662

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable due within one year:
Current portion of notes payable	200	463
Current portion of secured borrowing	—	7
Notes payable due after one year	1,373	1,382
Due to Xerox Corporation, net	36	31
Accounts payable and other liabilities	20	16

Total liabilities	1,629	1,899

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained earnings	553	521

Total shareholder’s equity	795	763

Total liabilities and shareholder’s equity	$2,424	$2,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Earned income:
Contracts receivable	$16	$50	$39	$111
Xerox note receivable	23	31	46	56

Total earned income	39	81	85	167

Expenses:
Interest	20	39	40	69
Derivative fair value adjustments, net	(1)	(2)	(6)	1
General and administrative	—	1	1	4

Total expenses	19	38	35	74

Income before income taxes	20	43	50	93
Provision for income taxes	7	17	18	36

Net income	$13	$26	$32	$57

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$32	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on derivative instruments	(6)	1
Net change in other operating assets and liabilities	5	(3)
Change in due to Xerox Corporation, net	5	11

Net cash provided by operating activities	36	66

Cash Flows from Investing Activities
Proceeds from investments	333	774
Advances to/(Receipts from) Xerox, net	(241)	74
Net change in derivative collateralization	2	(15)
Proceeds from sales of contracts receivable	122	253

Net cash provided by investing activities	216	1,086

Cash Flows from Financing Activities
Principal payments on long-term debt	(267)	(1,152)

Net cash used in financing activities	(267)	(1,152)

Change in cash and cash equivalents	(15)	—
Cash and cash equivalents, beginning of period	15	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

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

In our opinion, all adjustments which are necessary for a fair presentation of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results for the full year.

We engage in extensive intercompany transactions with Xerox Corporation (“XC”)and receive most of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity—Our liquidity is dependent upon the liquidity of our ultimate parent, XC (XC, together with its subsidiaries, “Xerox”). Accordingly, the following is a disclosure regarding both our liquidity and that of Xerox, even though not all factors affecting Xerox’s liquidity directly affect our liquidity.

Xerox manages its worldwide liquidity using internal cash management practices which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which Xerox operates, (2) the legal requirements of the agreements to which Xerox is a party and (3) the policies and cooperation of the financial institutions it utilizes to maintain such cash management practices. As described in Xerox’s 2002 consolidated financial statements, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. As a result, Xerox’s access to capital and derivative markets was restricted.

On June 25, 2003, Xerox completed a $3.6 billion recapitalization (the “Recapitalization”) that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 of 7-1/8% Senior Notes due 2010 and $550 of 7-5/8% Senior Notes due 2013, and the effectiveness of its new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility consists of a fully drawn $300 term loan and a $700 revolving credit facility (which includes a $200 sub-facility for letters of credit). The proceeds from the Recapitalization were used to repay the amounts outstanding under the Amended and Restated Credit Agreement Xerox entered into in June 2002 (the “2002 Credit Facility”). Upon repayment of amounts outstanding, the 2002 Credit Facility was terminated. Subject to certain limits, Xerox’s obligations under the 2003 Credit Facility are secured by liens on substantially all the assets of XC and each of its U.S. subsidiaries with a consolidated net worth from time to time of $100 million or more (excluding us and certain other finance subsidiaries). As was the case under the 2002 Credit Facility, we are not, and will not become, a borrower under the 2003 Credit Facility, we have guaranteed Xerox’s obligations under the

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2003 Credit Facility on a subordinated basis, and we are prohibited from purchasing any new contracts receivable from XC.

On June 30, 2003, Xerox had $700 of borrowing capacity under the 2003 Credit Facility, less $78 utilized for letters of credit. The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing Xerox’s outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Xerox’s Loan Agreement with General Electric Credit Corporation (“GECC”) relating to its vendor financing program, which is effective through 2010 (the “Loan Agreement”), provides for a series of monthly secured loans up to $5.0 billion outstanding at any one time. The Loan Agreement incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At June 30, 2003, Xerox is, and expects to remain, in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on Xerox’s liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of its equipment and this could materially adversely affect Xerox’s results of operations.

With $2.3 billion of cash and cash equivalents on hand at June 30, 2003 and borrowing capacity under its 2003 Credit Facility of $700, less $78 utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, its ability to maintain positive liquidity going forward also depends on Xerox’s ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond Xerox’s control.

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

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)    New Accounting Pronouncements:

In 2001, 2002 and 2003, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 “Business Combinations,” No. 142 “Goodwill and Other Intangible Assets,” No. 143 “Accounting for Asset Retirement Obligations,” No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123,” No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” We have adopted, or are planning to adopt, each of these statements as required, but we expect all of these statements to be immaterial to our financial reporting and operations because we do not have any transactions that are affected by these statements.

(4)    Sales of Contracts Receivable:

During 2001, XC entered into an agreement with General Electric Capital Corporation and/or its affiliates (“GE”) whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of XC’s new lease originations up to a maximum amount of $5.0 billion outstanding at any one time. No contracts receivable were sold to XC during the second quarter of 2003 in connection with these agreements. During the first half of 2003 we sold contracts receivable to XC aggregating $122. During the first half of 2002 we sold contracts receivable to XC aggregating $253 million. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement nor retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(5)    Notes Receivable—Xerox and affiliates:

We have made in the past, in accordance with the requirements contained in the 2002 Credit Facility, demand loans to XC of all proceeds from the sale or collection of our receivables. While we are no longer required to lend our excess cash balances to XC as demand loans under the terms of the 2003 Credit Facility, we nonetheless intend to continue to make demand loans to XC. As of June 30, 2003 and December 31, 2002, demand loans to XC totaled $1,828 and $1,594, respectively. These loans bear interest at a rate equal to the result of adding the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) and dividing by two (2) and then adding 2.00% (200 basis points). The H.15 is a Federal Reserve Board Statistical Release (published weekly) which contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. Our demand loans made to XC are evidenced by a Master Demand Note made by XC (the “Master Demand Note”), a copy of which has been filed as an exhibit to our 2001 Annual Report on Form 10-K.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Due to the fact that our liquidity is dependent upon the liquidity of XC, our ultimate parent, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC’s MD&A. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not directly affect our liquidity.

RESULTS OF OPERATIONS—XEROX CREDIT CORPORATION

Until July 2001, our sole business was to purchase non-cancelable contracts receivable arising from installment sales and lease contracts originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us. However, in anticipation of the agreements between XC and GE we stopped purchasing new contracts receivable from XC effective July 1, 2001. Our existing portfolio of contracts receivable will ultimately run-off as amounts are collected or contracts are sold back to XC as part of XC’s securitization strategy.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertook the purchases noted above. Earned income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the Master Demand Note.

During 2001, XC entered into an agreement with GE whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of XC’s new lease originations up to a maximum amount of $5.0 billion outstanding at any one time. No contracts receivable were sold to XC during the second quarter of 2003 in connection with these agreements. During the first half of 2003 we sold contracts receivable to XC aggregating $122 million. During the second quarter and first half of 2002 we sold contracts receivable to XC aggregating $215 million and $253 million, respectively.The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value.

Total earned income was $39 million and $81 million for the second quarter of 2003 and 2002, respectively, and $85 million and $167 million for the first half of 2003 and 2002, respectively. Contracts receivable income declined by $34 million and $72 million for the second quarter and first half of 2003, respectively, compared to the second quarter and first half of 2002 reflecting the decrease in the portfolio of contracts receivable as a result of our decision to discontinue purchasing receivables from XC in July 2001 as well as the sales of receivables back to XC in 2002 and the first quarter of 2003. Earned income was $23 and $46 million in the second quarter and first half of 2003, respectively, on the Master Demand Note, primarily reflecting lower interest rates.

Interest expense was $20 million and $39 million for the second quarter of 2003 and 2002, respectively, and $40 million and $69 million for the first half of 2003 and 2002, respectively. The decrease reflects lower debt levels as a result of the discontinuance of new purchases of contracts receivable and collections on existing receivables being used to pay down debt in 2002. During the second quarter 2003, $260 million of debt was repaid.

The mark-to-market valuation of our interest rate derivatives resulted in a net gain of $1 million and $6 million for the second quarter and the first half of 2003, respectively, as compared to a net gain of $2 million and a net loss of $1 million in the second quarter and first half of 2002, respectively. The year-to-date gain in 2003 is due to net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. The year-to-date loss for the first half of 2002 primarily reflects the accretion of the loss booked at the adoption of SFAS No. 133 in Accumulated Other Comprehensive Income for our match funding (pay fixed/receive variable) swaps which was only partially offset by net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. Differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

General and administrative expenses were zero and $1 million for the second quarters of 2003 and 2002, respectively, and $1 million and $4 million for the first half of 2003 and 2002, respectively. These expenses are primarily incurred to administer the contracts receivable purchased from XC. The decline reflects the lower level of receivables as compared to the prior year.

The effective income tax rate for the second quarter of 2003 was 37.0 percent which is unchanged from the first quarter of 2003. This is compared to 38.9 percent in the first and second quarters of 2002 and 31.7 percent for the full year 2002. The decrease in the effective tax rate from second quarter 2002 was due to a reduction in our estimated state tax as a result of our exit from doing business in several states over the past several years. In addition, the full year 2002 effective tax rate reflects benefits arising from the favorable resolution of audits and certain other tax-related issues.

CAPITAL RESOURCES AND LIQUIDITY—XEROX CREDIT CORPORATION

XC manages our cash and liquidity resources as part of its U.S. cash management system. Accordingly, any cash we generate is remitted to XC, and we do not maintain cash balances. Our liquidity is dependent on the continued liquidity of XC. Due to our cessation of receivables purchases from XC in 2001 and our decision to run-off or sell our existing portfolio of contracts receivable, funds collected since mid-2001 have been loaned to XC under an interest-bearing Master Demand Note. We have in the past made demand loans to XC of all proceeds from the sale or collection of our receivables, as had been required by the 2002 Credit Facility. While we are no longer required to lend our excess cash balance to XC as demand loans under the terms of the 2003 Credit Facility, we nonetheless intend to continue to make demand loans to XC. We will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations or for such other purposes that we determine appropriate.

Net cash provided by operating activities was $36 million in the first half of 2003 as compared to $66 million in the first half of 2002. The add back of $5 million to Change in due to Xerox Corporation, net in the first half of 2003 and $11 million in the first half of 2002 is the result of timing of income tax accruals due to Xerox versus payments made.

Net cash provided by investing activities was $216 million in the first half of 2003 as compared to $1,086 million in the first half of 2002. Both amounts reflect the decision to discontinue purchasing new receivables from XC after July 1, 2001 resulting in net collections from investments of $333 million, compared to $774 million in 2002. The 2003 and 2002 amounts also reflect proceeds of $122 million and $253 million, respectively from the sale of receivables back to XC as described in Note 4 to the Condensed Consolidated Financial Statements. In 2003, contract collections and proceeds from the sale of receivables were offset by net advances to XC of $241 million.

Net cash used in financing activities was $267 million in the first half of 2003 compared to $1,152 million in the first half of 2002. Both 2003 and 2002 reflect principal payments on long-term debt as no proceeds from new debt were received.

As of June 30, 2003, we had approximately $1.6 billion of debt outstanding of which approximately $.2 billion is expected to be paid in the second half of 2003. We believe that the funds collected from our existing portfolio of contracts receivable as well as under the Master Demand Note with XC will be sufficient to meet our remaining maturing obligations.

On June 25, 2003, Xerox completed a $3.6 billion recapitalization (the “Recapitalization”) that included the effectiveness of its new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility replaced the Amended and Restated Credit Agreement Xerox entered into in June 2002 (the “2002 Credit Facility”). As was the case under the 2002 Credit Facility, we are not, and will not become, a borrower under the 2003 Credit Facility, we have guaranteed Xerox’s obligations under the 2003 Credit Facility on a subordinated basis, and we are prohibited from purchasing any new contracts receivable from XC.

In connection with XC’s Monetization Agreement with GE Capital, during 2003, we sold back to XC an aggregate of $122 million of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC. XC continues to pursue alternative forms of financing including monetization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable. Any such future monetizations by XC could further reduce our portfolio if we sell contracts receivable back to XC.

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

However, we stopped purchasing new contracts receivable from XC during 2001 and our existing portfolio of contracts will ultimately run-off as amounts are collected or contracts are sold back to XC. As a result, our exposures have effectively been limited to the current balances of receivables and related debt and will decrease over time as receivables are collected or sold and debt is repaid.

In general, the amount of volatility of reported earnings and other comprehensive income will vary with the level of derivative and hedging activities and the market volatility during any period. However, as noted above, our volatility is limited since our ability to enter into new derivative contracts is constrained and the business is in run-off as a result of the decision to discontinue the purchase of new receivables from XC.

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

Contracts receivable assets earn fixed rates of interest, while a significant portion of our debt bears interest at variable rates. Historically we have attempted to manage our interest rate risk by “match-funding” the financing assets and related debt, including the use of interest rate swap agreements. However, as our credit ratings declined, our ability to continue this practice became constrained.

Parent Company Disclosures

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003.DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003 FILED SEPARATELY WITH THE SEC.

Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Equipment sales	$1,023	$948	$1,921	$1,824
Post sale and other revenue	2,643	2,754	5,251	5,472
Finance income	254	250	505	514

Total Revenues	$3,920	$3,952	$7,677	$7,810

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,696	$1,662	$3,285	$3,245
Less: Supplies, paper and other sales	(673)	(714)	(1,364)	(1,421)

Equipment sales	$1,023	$948	$1,921	$1,824

Service, outsourcing and rentals	$1,970	2,040	$3,887	$4,051
Add: Supplies, paper and other sales	673	714	1,364	1,421

Post sale and other revenue	$2,643	$2,754	$5,251	$5,472

Total second quarter 2003 revenues of $3.9 billion declined 1 percent from $4.0 billion in the 2002 second quarter, including a 6-percentage point benefit from currency. Despite continued economic weakness, equipment sales grew 8 percent including a 7-percentage point benefit from currency. Equipment sales growth primarily reflects the success of our color multifunction products, growth in DMO and growth in digital production. Post sale and other revenue declined 4 percent due to declines in older technology light lens, DMO and Small Office / Home Office (SOHO) revenue, which were only partially offset by a 5-percentage point benefit from currency. These declines reflect the reduction in the number of these machines at customer locations and related page volume declines. Finance income grew 2 percent, including a 5-percentage point benefit from currency. Finance income continues to reflect reduced equipment sales from prior quarters as well as the 2002 sale of our financing business in Italy.

Total first half 2003 revenues of $7.7 billion declined 2 percent from $7.8 billion in the six months ended June 30, 2002, including a 5-percentage point benefit from currency. Equipment sales increased 5 percent reflecting a 6-percentage point benefit from currency as well as the success of recent product launches despite economic weakness and competitive pressure. Post sale and other revenues declined 4 percent including a 5-percentage point benefit from currency due primarily to declines in DMO. This decline reflects lower equipment installations in previous quarters as post sale revenue is largely a function of the equipment placed at customer locations and the volume of prints and copies that our customers make on that equipment as well as associated services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income (Loss) (in millions)	$86	$87	$21	$(27)
Diluted Earnings (loss) per Share	$0.09	$0.11	$—	$(0.04)

The second quarter 2003 net income of $86 million or 9 cents per diluted share included a $45 million after-tax loss ($73 million pre-tax) on the early extinguishment of debt related to the write-off of the remaining unamortized fees associated with the terminated 2002 Credit Facility as well as after-tax restructuring charges of $23 million ($37 million pre-tax). Our underlying financial results reflect the effective implementation of previous expense actions, which have reduced selling, administrative and general (SAG) expenses. The second quarter 2002 net income of $87 million or 11 cents per diluted share, included after-tax restructuring charges of $41 million ($53 million pre-tax). Second quarter 2003 net income included gains from remeasurement of foreign currency balances which were hedged with option contracts while second quarter 2002 net income included losses from unhedged currency positions. Such amounts are included as a component of Other expenses, net in the Condensed Consolidated Statements of Income. The weighted average common shares outstanding on a diluted basis during the second quarter of 2003 and 2002 were 808 million and 913 million, respectively. Refer to Note 11 in the condensed consolidated financial statements for the earnings per share calculations.

Net income for the six months ended June 30, 2003 was $21 million or $0.00 per diluted share (due to the deduction of preferred dividends in calculating income available to common shareholders) compared with a net loss of $27 million or $0.04 per diluted share for the same period in the prior year. Net income for the first half of 2003 included a $183 million ($300 million pre-tax) charge related to the Berger v. Retirement Income Guarantee Plan Litigation, a $45 million after-tax loss ($73 million pre-tax) on the early extinguishment of debt related to the remaining unamortized fees associated with the terminated 2002 Credit Facility, after-tax restructuring charges of $28 million ($45 million pre-tax) and certain net foreign tax benefits of $13 million. The net loss for the first half of 2002 included a goodwill impairment of $63 million associated with the adoption of SFAS No. 142, after-tax restructuring charges of $142 million ($199 million pre-tax), an after-tax charge of $44 million ($72 million pre-tax) for permanently impaired capitalized software and net after-tax losses from unhedged foreign currency exposures of $46 million ($57 million pre-tax).

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the six-months ended June 30, 2003 and 2002 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

(in millions)	2003	2002
Operating cash flows	$841	$767
Investing cash (usage) flows	(104)	39
Financing cash usage	(1,363)	(2,945)
Effect of exchange rate changes on cash	18	40

Decrease in cash and cash equivalents	(608)	(2,099)
Cash and cash equivalents at beginning of period	2,887	3,990

Cash and cash equivalents at end of period	$2,279	$1,891

Cash flows from operating activities for the six months ended June 30, 2003 were $841 million and reflect pre-tax income of $36 million adjusted for the following non-cash items: depreciation and amortization of $388 million, the provision for litigation of $300 million, provisions for receivables and inventory of $173 million, the loss on early extinguishment of debt of $73 million and other non-cash items of $8 million. In addition, reductions in finance receivables and accounts receivable of $345 million and $75 million, respectively, contributed positively to our cash flow. The receivables reductions reflect the collections of receivables from prior periods’ sales without offsetting receivables increases due to lower revenues in previous quarters and our transition to third party vendor financing arrangements in Italy, Brazil, Mexico and the Nordic countries. These cash flows were partially offset by $112 million of tax payments, $253 million of restructuring related cash payments, $150 million of net reductions of accounts payable and other liabilities. The $74 million improvement in operating cash flow versus 2002 reflects lower cash taxes paid of $240 million, primarily due to the absence of the 2002 tax payment related to our 2001 sale of half our interest in Fuji Xerox, and improved net finance and accounts receivable collection increases of $54 million. These items were partially offset by increased payments on accounts payable of $174 million and higher restructuring related payments of $70 million.

Cash flows from investing activities for the six months ended June 30, 2003 and 2002 primarily consisted of capital and internal use software spending and increases in restricted cash balances related principally to our secured financing activity. The 2003 period includes proceeds from the sale of our investment in Xerox South Africa, certain small Latin American affiliates as well as XES France and XES Germany, while the 2002 period includes proceeds from the sale of our Italian leasing business, certain manufacturing locations to Flextronics and our investment in Prudential common stock.

Cash flows from financing activities for the six months ended June 30, 2003 included net proceeds from secured borrowing activity with GE and other vendor financing partners of $167 million, net proceeds from the convertible preferred stock offering of $889 million, net proceeds from the common stock offering of $451 million, and other net cash outflows related to debt of $2,856 million, which are detailed below:

$ In Millions
Payments
2002 Credit Facility	$(3,490)
Convertible Subordinated Debentures	(560)
Other	(366)

$(4,416)

Borrowings, net of issuance costs
2010/2013 Senior Notes	$1,218
2003 Credit Facility	271
Other	71

$1,560

Net Cash Outflow	$(2,856)

Financing activities for the comparable 2002 period consisted primarily of the $2.8 billion repayment under the 2002 Credit Facility and other scheduled payments of maturing debt of $1,268 million, partially offset by proceeds from our 9.75 percent Senior Notes offering of $746 million and net proceeds from secured borrowing activity with GE and other vendor financing partners of $373 million.

During the six months ended June 30, 2003, we originated loans, secured by finance receivables, generating cash proceeds of $1,142 million. These loans, net of cash collections of $975 million, brought the proportion of total finance receivables which are secured to 54 percent. We expect to increase the proportion of our finance receivables that are securitized to approximately 60 percent by the end of the year. As of June 30, 2003, debt secured by finance receivables represents approximately 35 percent of total debt. The following table compares finance receivables to financing-related debt as of June 30, 2003:

(in millions)	Finance Receivables	Debt (2)
Finance Receivables Encumbered by Loans (1) :
GE Loans—U.S. and Canada	$3,208	$2,935
Merrill Lynch Loan—France	514	443
U.S. Asset-backed notes	159	38
GE Loans—Germany	111	111

Subtotal—SPEs	3,992	3,527
GE Loans—UK	672	539
Other Europe	84	81

Total—Finance Receivable Securitizations	4,748	$4,147

Unencumbered Finance Receivables	4,001

Total Finance Receivables (3)	$8,749

(1)	Encumbered Finance receivables represent the net book value of finance receivables that secure each of the indicated loans.
(2)	Represents the debt secured by finance receivables, including transactions utilizing SPEs, which are described below.
(3)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of June 30, 2003.

Our expected debt maturities for the remainder of 2003 and 2004 by quarter, and 2005, 2006, 2007 by year and thereafter are as follows:

(in millions)	2003	2004	2005	2006	2007	Thereafter
First Quarter		$853
Second Quarter		942
Third Quarter	$495	682
Fourth Quarter	1,580	1,316

Full Year	$2,075	$3,793	$2,270	$257	$293	$3,110

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2003, 2004, 2005 and 2006 are as follows: $857 million, $1,746 million, $1,319 million, and $225 million, respectively.

Liquidity, Financial Flexibility and Funding Plans:

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we”, “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain such cash management practices. As described in our 2002 consolidated financial statements, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. As a result, our access to capital and derivative markets was restricted.

Our current credit ratings are as follows:

	Senior Unsecured Debt	Outlook
Moody’s	B1	Negative
S&P (1)	B+	Negative
Fitch (2)	BB	Stable

(1)	S&P rating on Senior Secured Debt is BB-.
(2)	The Fitch rating was upgraded from BB- (with a negative outlook) on June 23, 2003.

2003 Credit Facility and 2010/2013 Senior Notes

On June 25, 2003, we completed a $3.6 billion recapitalization that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7 1 / 8 % Senior Notes due 2010 and $550 million of 7 5 / 8 % Senior Notes due 2013 and the effectiveness of our new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility (which was filed as an exhibit to our Current Report on Form 8-K dated June 25, 2003) consists of a $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). Terms of the 2003 Credit Facility and the 2010 and 2013 Senior Notes are included in Note 9 to the condensed consolidated financial statements.

At June 30, 2003, we were, and expect to remain, in full compliance with the covenants and other provisions of the 2003 Credit Facility for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the 2003 Credit Facility could have a material adverse effect on our liquidity and operations.

Payment of Convertible Debt due 2018

In April 2003, $560 million of convertible debt due 2018 was put back to us in accordance with the terms of the debt and was paid in cash.

Vendor Financing

Our financing business, including our vendor financing outsourcing and securitization activities, is described in detail in our 2002 consolidated financial statements. During the six months ended June 30, 2003, we completed the following significant vendor financing outsourcing initiatives:

We received $809 million secured by our finance receivables in connection with our U.S. Vendor Financing Agreement with General Electric Capital Corporation and affiliates (“GE”) as disclosed in Note 5 to our 2002 consolidated financial statements. This amount included a special funding of approximately $265 million secured by state and local governmental lease contracts and other previously excluded contracts. The agreement with GE was amended in March 2003 to allow for the inclusion of state and local governmental contracts in future securitizations.

In Canada, we extended the existing vendor financing program with GE and received approximately $160 million, net of escrow requirements of $5 million and fees of $1 million, secured by our finance receivables. We recently negotiated a long-term Canadian agreement with GE which is discussed further in Note 14 to these condensed consolidated financial statements.

Summary—Financial Flexibility and Liquidity:

With $2.3 billion of cash and cash equivalents on hand at June 30, 2003 and borrowing capacity under our 2003 Credit Facility of $700 million, less $78 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Special Purpose Entities

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special-purpose entities (“SPEs”) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. All our SPE transactions are accounted for as secured borrowings, with the debt and related assets remaining on our balance sheets. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 5 to our 2002 consolidated financial statements.

Financial Risk Management

As a multinational company, we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. As a result of our improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy, described below, has improved. Only certain of these hedging arrangements qualify for hedge accounting treatment under SFAS 133. Accordingly, our results of operations are exposed to volatility. The level of volatility will vary with the level of derivative hedges outstanding, as well as the currency and interest rate market movements in the period.

We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency swap agreements, forward exchange contracts and purchased foreign currency options, to manage interest rate and foreign currency exposures. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a very limited set of objectives.

Our primary foreign currency market exposures include the Japanese yen, euro, Brazilian real, British pound sterling and Canadian dollar. For each of our legal entities, we generally hedge foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. We are currently utilizing reestablished capacity to hedge currency exposures related to our foreign-currency denominated debt. We typically enter into simple unleveraged derivative transactions. Our policy is to use only counterparties with an investment-grade or better rating and to monitor market risk and exposure for each counterparty. We also utilize arrangements with each counterparty that allow us to net gains and losses on separate contracts. This further mitigates the credit risk associated with our financial instruments. Based upon our ongoing evaluation of the replacement cost of our derivative transactions and counterparty credit worthiness, we consider the risk of a material default by a counterparty to be remote.

Some of our derivative contracts and several other material contracts at June 30, 2003 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts, if and when required, are reported in our consolidated balance sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Capital Resources and Liquidity” in Item 2 above is hereby incorporated by reference in response to this Item.

Item 4.     Controls and Procedures

Based upon an evaluation by our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

	(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 10	(a)	Credit Agreement, dated as of June 19, 2003, among Xerox Corporation, the Overseas Borrowers from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and LC Issuing Bank, Deutsche Bank Securities Inc., as Syndication Agent, and Citicorp North America, Inc. Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Documentation Agents (the “2003 Credit Facility”).

Incorporated by reference to Exhibit 4.6 to Xerox Corporation’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

	(b)	Guarantee and Security Agreement dated as of June 25, 2003, among Xerox Corporation, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent, relating to the 2003 Credit Facility.

Incorporated by reference to Exhibit 4.7 to Xerox Corporation’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K. No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CREDIT CORPORATION
August 12, 2003	By:	/s/ John F. Rivera
John F. Rivera
Vice President, Treasurer and Chief Financial Officer

Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

	(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 10	(a)	Credit Agreement, dated as of June 19, 2003, among Xerox Corporation, the Overseas Borrowers from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and LC Issuing Bank, Deutsche Bank Securities Inc., as Syndication Agent, and Citicorp North America, Inc. Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Documentation Agents (the “2003 Credit Facility”).

Incorporated by reference to Exhibit 4.6 to Xerox Corporation’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

	(b)	Guarantee and Security Agreement dated as of June 25, 2003, among Xerox Corporation, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent, relating to the 2003 Credit Facility.

Incorporated by reference to Exhibit 4.7 to Xerox Corporation’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.