Form 10-Q
period 2003-09-30
XEROX CREDIT CORP
filed 2003-11-14
CIK 351936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2003

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of October 31, 2003
Common Stock	2,000

THIS DOCUMENT CONSISTS OF 29 PAGES

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

In 2001, XC announced several Framework Agreements with General Electric Capital Corporation and/or its affiliates (“GE”), including one under which GE would become Xerox’s primary equipment-financing provider in the U.S. Pursuant to this agreement, in October 2002, Xerox completed an eight-year agreement in the U.S. (the “Loan Agreement”) under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of Xerox’s new U.S. lease originations. The Loan Agreement calls for GE to provide funding in the U.S., through 2010, of up to $5 billion, outstanding during any time, subject to normal customer acceptance criteria and secured by portions of Xerox’s current lease receivables. The Loan Agreement also includes opportunities to increase financing levels over time, based on Xerox’s revenue growth.

In anticipation of the transactions described above, we stopped purchasing new contracts receivable from XC effective July 1, 2001, which will cause our existing portfolio to ultimately run-off. Further, pursuant to the 2003 Credit Facility (discussed below), we are precluded from purchasing any new contracts receivable from XC.

The long-term viability and profitability of Xerox’s customer financing activities is dependent, in part, on Xerox’s ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on Xerox’s credit ratings. Xerox is currently funding much of its U.S. customer financing activity from the Loan Agreement. Xerox’s remaining customer financing activity is funded through other third-party financing arrangements, including several with GE in various geographies, cash generated from operations, cash on hand, capital markets offerings and securitizations. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox continues to negotiate and implement third-party vendor financing programs and Xerox continues to actively pursue alternative forms of financing including securitizations and secured borrowings. Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon maintaining Xerox’s third party financing arrangements.

The adequacy of Xerox’s liquidity depends on its ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales, including sales or securitizations of Xerox’s receivables portfolios. On June 25, 2003, Xerox completed a $3.6 billion recapitalization (the “Recapitalization”) that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7- 1/8% Senior Notes due 2010 and $550 million 7- 5/8% Senior Notes due 2013, and the closing of its new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility consists of a fully drawn $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). With $2.3 billion of cash and cash equivalents on hand at September 30, 2003 and borrowing capacity under its 2003 Credit Facility of $700 million, less $78 million utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain positive liquidity going forward depends on its ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

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

At September 30, 2003, Xerox is in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GE would not be required to make further loans to Xerox. If GE were to make no further loans to Xerox, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of its equipment and this could materially adversely affect Xerox’s results of operations and financial condition. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

XEROX CREDIT CORPORATION

Form 10-Q

September 30, 2003

Exhibit(s)

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

Exhibit 12	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, except per share data)

	September 30, 2003	December 31, 2002
	(UNAUDITED)
ASSETS
Cash and cash equivalents	$—	$15
Investments:
Contracts receivable	476	1,151
Unearned income	(33)	(99)
Allowance for losses	(12)	(28)

Total investments	431	1,024

Receivable from Xerox	2,414	1,951
Other assets	67	29

Total assets	$2,912	$3,019

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable due within one year:
Current portion of notes payable	200	463
Current portion of secured borrowing	—	7
Notes payable due after one year	1,459	1,382
Payable to Xerox	422	388
Accounts payable and other liabilities	25	16

Total liabilities	2,106	2,256

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained earnings	564	521

Total shareholder’s equity	806	763

Total liabilities and shareholder’s equity	$2,912	$3,019

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions)

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Earned income:
Contracts receivable	$16	$38	$55	$149
Xerox note receivable	21	20	67	76

Total earned income	37	58	122	225

Expenses:
Interest	15	27	55	96
Derivative fair value adjustments, net	3	5	(3)	6
General and administrative	1	1	2	5

Total expenses	19	33	54	107

Income before income taxes	18	25	68	118
Provision for income taxes	7	10	25	46

Net income	$11	$15	$43	$72

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Nine months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$43	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on derivative instruments	(3)	4
Net change in other operating assets and liabilities	12	2

Net cash provided by operating activities	52	78

Cash Flows from Investing Activities
Proceeds from investments	456	1,094
Advances to Xerox, net	(395)	(436)
Net change in derivative collateralization	2	40
Proceeds from sales of contracts receivable	137	410

Net cash provided by investing activities	200	1,108

Cash Flows from Financing Activities
Principal payments on long-term debt	(267)	(1,186)

Net cash used in financing activities	(267)	(1,186)

Change in cash and cash equivalents	(15)	—
Cash and cash equivalents, beginning of period	15	—

Cash and cash equivalents, end of period	$—	$—

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

Liquidity – Our liquidity is dependent upon the liquidity of our ultimate parent, XC (XC, together with its subsidiaries, “Xerox”). Accordingly, the following is a disclosure regarding both our liquidity and that of Xerox, even though not all factors affecting Xerox’s liquidity directly affect our liquidity.

Xerox manages its worldwide liquidity using internal cash management practices which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which Xerox operates, (2) the legal requirements of the agreements to which Xerox is a party and (3) the policies and cooperation of the financial institutions it utilizes to maintain and provide cash management services. As described in Xerox’s 2002 Consolidated Financial Statements, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. As a result, Xerox’s access to capital and derivative markets was restricted.

On June 25, 2003, Xerox completed a $3.6 billion recapitalization (the “Recapitalization”) that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 of 7- 1/8% Senior Notes due 2010 and $550 of 7- 5/8% Senior Notes due 2013 and the closing of its new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility consists of a fully drawn $300 term loan and a $700 revolving credit facility (which includes a $200 sub-facility for letters of credit). The proceeds from the Recapitalization were used to repay the amounts outstanding under the Amended and Restated Credit Agreement Xerox entered into in June 2002 (the “2002 Credit Facility”). Upon repayment of amounts outstanding, the 2002 Credit Facility was terminated and Xerox incurred a $73 charge associated with unamortized debt issuance costs. Subject to certain limits, Xerox’s obligations under the 2003 Credit Facility are secured by liens on substantially all the assets of XC and each of its U.S. subsidiaries with a consolidated net worth from time to time of $100 or more (excluding us and certain other finance subsidiaries). As was the case under the 2002 Credit Facility, we are not, and will not become, a borrower under the 2003 Credit Facility. We have guaranteed Xerox’s obligations under the 2003 Credit Facility on a subordinated basis, and we are prohibited from purchasing any new contracts receivable from XC.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 30, 2003, Xerox had $700 of borrowing capacity under the 2003 Credit Facility, less $78 utilized for letters of credit. The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing Xerox’s outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Xerox’s Loan Agreement with General Electric Capital Corporation (“GECC”)(effective through 2010) relating to its vendor financing program (the “Loan Agreement”), provides for a series of monthly secured loans up to $5.0 billion outstanding at any one time. As of September 30, 2003, $2.4 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GECC’s affiliates in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At September 30, 2003, Xerox is in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on Xerox’s liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of its equipment and this could materially adversely affect Xerox’s results of operations and financial condition.

With $2.3 billion of cash and cash equivalents on hand at September 30, 2003 and borrowing capacity under its 2003 Credit Facility of $700, less $78 utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, its ability to maintain positive liquidity going forward depends on Xerox’s ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond Xerox’s control.

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

During 2001, XC entered into an agreement with General Electric Capital Corporation and/or its affiliates (“GE”) whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of XC’s new lease originations up to a maximum amount of $5.0 billion outstanding at any one time. Contracts receivable of $15 were sold to XC during the third quarter of 2003 in connection with these agreements. During the first nine months of 2003 we sold contracts receivable to XC aggregating $137. During the third quarter and first nine months of 2002 we sold contracts receivable to XC aggregating $157 and $410, respectively. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement nor retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(5)	Due to/from Xerox:

We have made in the past, in accordance with the requirements of the 2002 Credit Facility, demand loans to XC of all proceeds from the sale or collection of our receivables. While we are no longer required to lend our excess cash balances to XC as demand loans under the terms of the 2003 Credit Facility, we nonetheless intend to continue to make demand loans to XC. As of September 30, 2003 and December 31, 2002, receivables from XC totaled $2,414 and $1,951, respectively. These amounts, up to a balance of $2,250 bear interest at a rate equal to the result of adding the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) and dividing by two (2) and then adding 2.00% (200 basis points). The rate was 4.25% at September 30, 2003. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. Our demand loans made to XC are evidenced by a Master Demand Note made by XC (the “Master Demand Note”), a copy of which has been filed as an exhibit to our 2001 Annual Report on Form 10-K. Amounts payable to Xerox of $422 and $388 as of September 30, 2003 and December 31, 2002, respectively, are non-interest bearing.

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

RESULTS OF OPERATIONS – XEROX CREDIT CORPORATION

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

During 2001, XC entered into an agreement with GE whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of XC’s new lease originations up to a maximum amount of $5.0 billion outstanding at any one time. Contracts receivable aggregating $15 million were sold to XC during the third quarter of 2003 in connection with these agreements. During the first nine months of 2003 we sold contracts receivable to XC aggregating $137 million. During the third quarter and first nine months of 2002 we sold contracts receivable to XC aggregating $157 million and $410 million, respectively. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value.

Total earned income was $37 million and $58 million for the third quarter of 2003 and 2002, respectively, and $122 million and $225 million for the first nine months of 2003 and 2002, respectively. Contracts receivable income declined by $22 million and $94 million for the third quarter and first nine months of 2003, respectively, compared to the third quarter and first nine months of 2002. This reflects the decrease in the portfolio of contracts receivable as a result of our decision to discontinue purchasing receivables from XC in July 2001 as well as the sales of receivables back to XC in 2002 and the first and third quarters of 2003. Earned income on the Master Demand Note was $21 million and $20 million for the third quarters of 2003 and 2002, respectively, and $67 million and $76 million for the first nine months of 2003 and 2002, respectively. This reflects lower interest rates partially offset by higher balances.

Interest expense was $15 million and $27 million for the third quarter of 2003 and 2002, respectively, and $55 million and $96 million for the first nine months of 2003 and 2002, respectively. The decrease reflects lower debt levels as a result of the discontinuance of new purchases of contracts receivable and collections on existing receivables being used to pay down debt in 2002 and 2003. During the first nine months of 2003, $267 million of debt was repaid.

The mark-to-market valuation of our interest rate derivatives resulted in a net loss of $3 million and a net gain of $3 million for the third quarter and the first nine months of 2003, respectively, as compared to a net loss of $5 million and $6 million in the third quarter and first nine months of 2002, respectively. The year-to-date gain in 2003 is due to net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. The year-to-date loss for the first nine months of 2002 primarily reflects the accretion of the loss booked at the adoption of SFAS No. 133 in Accumulated Other Comprehensive Income for our match funding (pay fixed/receive variable) swaps which was only partially offset by net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. Differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

General and administrative expenses were $1 million for both the third quarters of 2003 and 2002, and $2 million and $5 million for the first nine months of 2003 and 2002, respectively. These expenses are primarily incurred to administer the contracts receivable purchased from XC. The decline reflects the lower level of receivables as compared to the prior year.

The effective income tax rate for the third quarter of 2003 was 37.0 percent which is unchanged from the first two quarters of 2003. This is compared to 38.9 percent in the first nine months of 2002 and 31.7 percent for the full year 2002. The decrease in the effective tax rate from third quarter 2002 was due to a reduction in our estimated state tax as a result of our exit from doing business in several states over the past several years. In addition, the full year 2002 effective tax rate reflects benefits arising from the favorable resolution of audits and certain other tax-related issues.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

XC manages our cash and liquidity resources as part of its U.S. cash management system. Accordingly, any cash we generate is remitted to XC, and we generally do not maintain cash balances. Our liquidity is dependent on the continued liquidity of XC. Due to our cessation of receivables purchases from XC in 2001 and our decision to run-off or sell our existing portfolio of contracts receivable, funds collected since mid-2001 have been loaned to XC under an interest-bearing Master Demand Note. We have in the past made demand loans to XC of all proceeds from the sale or collection of our receivables, as had been required by the 2002 Credit Facility. While we are no longer required to lend our excess cash balance to XC as demand loans under the terms of the 2003 Credit Facility, we nonetheless intend to continue to make demand loans to XC. We will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations or for such other purposes that we determine appropriate.

Net cash provided by operating activities was $52 million in the first nine months of 2003 as compared to $78 million in the first nine months of 2002.

Net cash provided by investing activities was $200 million in the first nine months of 2003 as compared to $1,108 million in the first nine months of 2002. Both amounts reflect the decision to discontinue purchasing new receivables from XC after July 1, 2001 resulting in net collections from investments of $456 million, compared to $1,094 million in 2002. The 2003 and 2002 amounts also reflect proceeds of $137 million and $410 million, respectively from the sale of receivables back to XC as described in Note 4 to the Condensed Consolidated Financial Statements. In 2003 and 2002, contract collections and proceeds from the sale of receivables were offset by net advances to XC of $395 million and $436 million, respectively.

Net cash used in financing activities was $267 million in the first nine months of 2003 compared to $1,186 million in the first nine months of 2002. Both 2003 and 2002 reflect principal payments on long-term debt as no proceeds from new debt were received.

As of September 30, 2003, we had approximately $1.7 billion of debt outstanding of which approximately $0.2 billion is expected to be paid in the last quarter of 2003. We believe that the funds collected from our existing portfolio of contracts receivable as well as under the Master Demand Note with XC will be sufficient to meet our remaining maturing obligations.

On June 25, 2003, Xerox completed a $3.6 billion recapitalization (the “Recapitalization”) that included the closing of its new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility replaced the Amended and Restated Credit Agreement Xerox entered into in June 2002 (the “2002 Credit Facility”). As was the case under the 2002 Credit Facility, we are not, and will not become, a borrower under the 2003 Credit Facility. We have guaranteed Xerox’s obligations under the 2003 Credit Facility on a subordinated basis, and we are prohibited from purchasing any new contracts receivable from XC.

In connection with XC’s Monetization Agreement with GE, during 2003, we sold back to XC an aggregate of $137 million of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC. XC continues to pursue alternative forms of financing including monetization of portions of its U.S. finance receivables portfolio, which underlies our contracts receivable. Any such future monetizations by XC could further reduce our portfolio if we sell contracts receivable back to XC.

Financial Risk Management

We are exposed to market risk from changes in interest rates and foreign currency exchange rates that could affect our results of operations and financial condition. As a result of XC’s improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy, described below, has likewise improved. However, we ceased purchasing new contracts receivable from XC during 2001 and our existing portfolio of contracts will ultimately run-off as amounts are collected or contracts are sold back to XC. As a result, our exposures have effectively been limited to the current balances of receivables and related debt and will decrease over time as our portfolio of receivables is collected or sold and debt is repaid.

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

Parent Company Disclosures

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003.DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003 FILED SEPARATELY WITH THE SEC.

Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Equipment sales	$948	$900	$2,869	$2,724
Post sale and other revenue	2,540	2,646	7,791	8,118
Finance income	244	247	749	761

Total Revenues	$3,732	$3,793	$11,409	$11,603

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,603	$1,593	$4,888	$4,838
Less: Supplies, paper and other sales	(655)	(693)	(2,019)	(2,114)

Equipment sales	$948	$900	$2,869	$2,724

Service, outsourcing and rentals	$1,885	$1,953	$5,772	$6,004
Add: Supplies, paper and other sales	655	693	2,019	2,114

Post sale and other revenue	$2,540	$2,646	$7,791	$8,118

Total third quarter 2003 revenues of $3.7 billion declined 2 percent from $3.8 billion in the 2002 third quarter including a 3-percentage point benefit from currency. Equipment sales grew 5 percent including a 3-percentage point benefit from currency. The remainder of the equipment sales growth was driven by the success of our office color multifunction and production color products, as well as growth in DMO. Post sale and other revenue declined 4 percent primarily due to declines in older technology light lens, DMO and the Small Office / Home Office (SOHO) business which we previously exited. These declines were partially offset by growth in our digital revenues and a 3-percentage point benefit from currency. Post sale and other revenue declines reflect the reduction in our equipment at customer locations and related page volume declines. Finance income declined 1 percent, including a 4-percentage point benefit from currency. The decline in finance income continues to reflect reduced equipment sales from prior quarters.

Total revenues of $11.4 billion declined 2 percent from $11.6 billion in the nine months ended September 30, 2002, including a 5-percentage point benefit from currency. Equipment sales increased 5 percent due to currency. Equipment sales have benefited from a significant improvement in DMO and the success of recent product launches. Post sale and other revenues declined 4 percent, including a 5-percentage point benefit from currency due primarily to declines in older technology light lens, DMO and SOHO.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in millions, except per share data)	2003	2002	2003	2002
Net income	$117	$99	$138	$72
Preferred stock dividends	(25)	(63)	(46)	(63)

Income available to common shareholders	$92	$36	$92	$9

Diluted earnings per share	$0.11	$0.04	$0.11	$0.01

The third quarter 2003 net income of $117 million or $0.11 per diluted share included an after-tax restructuring charge of $7 million ($11 million pre-tax). The third quarter 2002 net income of $99 million or $0.04 cents per diluted share, included after-tax restructuring charges of $49 million ($63 million pre-tax).

In the third quarter 2002, the Board of Directors declared dividends of $67 million ($63 million after tax) on the Company’s Preferred Stock held by its Employee Stock Ownership Plan (“ESOP”). These dividends, which had been suspended in the second quarter 2001, represented the cumulative unpaid dividends that were in arrears, as well as the third quarter 2002 dividend. During the suspension of these dividends, in order to meet ESOP debt service requirements, we recorded additional ESOP-related compensation expense for each period that the dividends were not declared. The third quarter 2002 declaration of dividends resulted in the reversal of previously recorded compensation expense and accordingly increased net income in the third quarter 2002 by $63 million. There was no corresponding earnings per share (“EPS”) improvement since the EPS calculation requires deduction of dividends declared from reported net income in arriving at income available to common shareholders.

Net income for the nine months ended September 30, 2003 was $138 million or $0.11 per diluted share compared with net income of $72 million or $0.01 per diluted share for the same period in the prior year. Net income for the nine months ended September 30, 2003 included a $183 million ($300 million pre-tax) charge related to the Berger v. Retirement Income Guarantee Plan Litigation, a $45 million after-tax ($73 million pre-tax) loss on the early extinguishment of debt related to the remaining unamortized fees associated with the terminated 2002 Credit Facility, after-tax restructuring charges of $35 million ($56 million pre-tax) and certain non-recurring income tax benefits of $23 million. Net income for the nine months ended September 30, 2002 included a goodwill impairment of $63 million associated with the adoption of SFAS No. 142, after-tax restructuring charges of $191 million ($262 million pre-tax), an after-tax charge of $44 million ($72 million pre-tax) for permanently impaired capitalized software, net after tax losses from currency exposures of $53 million ($69 million pre-tax).

Preferred stock dividends recorded in the third quarter 2003 consist of $10 million related to our ESOP preferred stock and $15 million related to the mandatory convertible preferred stock issued in June 2003. Preferred stock dividends recorded in the nine months ended September 30, 2003 consist of $30 million related to our ESOP preferred stock and $16 million related to the mandatory convertible preferred stock issued in June 2003. The prior year amount of $63 million relates solely to dividends on our ESOP preferred stock.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the nine months ended September 30, 2003 and 2002 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

(in millions)	2003	2002
Operating cash flows	$908	$1,381
Investing cash (usage) flows	(65)	82
Financing cash usage	(1,496)	(3,236)
Effect of exchange rate changes on cash	36	64

Decrease in cash and cash equivalents	(617)	(1,709)
Cash and cash equivalents at beginning of period	2,887	3,990

Cash and cash equivalents at end of period	$2,270	$2,281

Cash flows from operating activities for the nine months ended September 30, 2003 were $908 million and reflect pre-tax income of $202 million adjusted for the following non-cash items: depreciation and amortization of $566 million, the provision for litigation of $300 million, provisions for receivables and inventory of $253 million and the loss on early extinguishment of debt of $73 million. In addition, reductions in finance and accounts receivable of $545 million and $174 million, respectively, contributed positively to our cash flow. These cash flows were partially offset by $656 million of pension contributions (including $450 million in the U.S. and $132 million in the U.K.), $142 million of tax payments, $299 million of restructuring related cash payments and $107 million of on-lease equipment investment. The $473 million decline in operating cash flow for the nine months ended September 30, 2003 as compared to the comparable period in 2002 primarily reflects increased pension contributions of $527 million and an increase in inventories of $129 million related to our new products and $111 million lower net finance receivables collections. These increased uses of cash were partially offset by lower cash taxes paid of $246 million, primarily due to the absence of the 2002 tax payment related to our 2001 sale of half our interest in Fuji Xerox and improved accounts receivable collections of $185 million.

Cash flows from investing activities for the nine months ended September 30, 2003 and 2002 primarily consisted of capital and internal use software spending, changes in restricted cash balances related principally to our secured financing activity and proceeds from divestitures. The 2003 period includes proceeds from the sale of our investment in Xerox South Africa, certain small Latin American affiliates as well as XES France and XES Germany, while the 2002 period includes proceeds from the sale of our interest in Katun, our Italian leasing business, certain manufacturing locations to Flextronics and our investment in Prudential common stock.

Cash flows from financing activities for the nine months ended September 30, 2003 included net proceeds from secured borrowing activity with GE and other vendor financing partners of $32 million, net proceeds from the June 2003 convertible preferred stock offering of $889 million, net proceeds from the June 2003 common stock offering of $451 million and other net cash outflows related to debt of $2,850 million, which are detailed below:

$ In Millions
Payments
2002 Credit Facility	$(3,490)
Convertible Subordinated Debentures	(560)
All Other	(379)

$(4,429)

Borrowings, net of issuance costs
2010/2013 Senior Notes	$1,218
2003 Credit Facility	271
All Other	90

$1,579

Net Cash Outflow	$(2,850)

Financing activities for the comparable 2002 period consisted primarily of $3.5 billion of repayments under the 2002 Credit Facility and other scheduled payments of maturing debt of $1,259 million, partially offset by proceeds from our 9.75 percent Senior Notes offering of $746 million and net proceeds from secured borrowing activity with GE and other vendor financing partners of $775 million.

During the nine months ended September 30, 2003, we originated loans, secured by finance receivables, generating cash proceeds of $1,609 million. These loans, net of cash collections of $1,577 million, maintained the proportion of total finance receivables which are secured at 54 percent. As of September 30, 2003, debt secured by finance receivables represents approximately 35 percent of total debt. The following table compares finance receivables to financing-related debt as of September 30, 2003:

(in millions)	Finance Receivables	Debt (2)
Finance Receivables Encumbered by Loans(1) :
GE Loans—U.S. and Canada	$3,207	$2,845
Merrill Lynch Loan—France	507	446
GE Loans—Germany	112	112

Subtotal—SPEs	3,826	3,403
GE Loans—UK	666	541
Other Europe	143	138

Total—Finance Receivable Securitizations	$4,635	$4,082

Unencumbered Finance Receivables	3,951

Total Finance Receivables(3)	$8,586

(1)	Encumbered Finance receivables represent the net book value of finance receivables that secure each of the indicated loans.
(2)	Represents the debt secured by finance receivables, including transactions utilizing special purpose/variable interest entities.
(3)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of September 30, 2003.

Our debt maturities for the remainder of 2003 and 2004 by quarter, and 2005, 2006, 2007 by year and thereafter are as follows:

(in millions)	2003	2004	2005	2006	2007	Thereafter
First Quarter		$884
Second Quarter		974
Third Quarter		661
Fourth Quarter	$1,631	1,286

Full Year	$1,631	$3,805	$2,099	$337	$492	$3,450

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2003, 2004, 2005, 2006, 2007 and thereafter are as follows: $450 million, $1,722 million, $1,069 million, $300 million, $180 million, and $361 million respectively.

Liquidity, Financial Flexibility and Funding Plans:

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services. As described in our 2002 consolidated financial statements, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. As a result, our access to capital and derivative markets was restricted.

Our current credit ratings are as follows:

	Senior Unsecured Debt	Outlook
Moody’s	B1	Negative
S&P (1)	B+	Negative
Fitch (2)	BB	Stable

(1)	S&P rating on Senior Secured Debt is BB-.
(2)	The Fitch rating was upgraded from BB- (with a negative outlook) on June 23, 2003.

2003 Credit Facility and 2010/2013 Senior Notes

On June 25, 2003, we completed a $3.6 billion recapitalization that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7 1/8% Senior Notes due 2010 and $550 million of 7 5/8% Senior Notes due 2013 and the closing of our new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility (which was filed as an exhibit to our Current Report on Form 8-K dated June 25, 2003) consists of a $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). Terms of the 2003 Credit Facility and the 2010 and 2013 Senior Notes are included in Note 9 to the condensed consolidated financial statements.

At September 30, 2003, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility and the Senior Notes and expect to remain in full compliance for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the 2003 Credit Facility and the Senior Notes could have a material adverse effect on our liquidity and operations.

Payment of Convertible Debt due 2018

In April 2003, $560 million of convertible debt due 2018 was put back to us in accordance with the terms of the debt and was paid in cash.

Vendor Financing

Our financing business, including our vendor financing outsourcing and securitization activities, is described in detail in our 2002 consolidated financial statements. During the nine months ended September 30, 2003, we completed the following significant vendor financing initiatives:

During the nine months ended September 30, 2003, we received $1.1 billion secured by our finance receivables in connection with our U.S. Vendor Financing Agreement with GECC and affiliates (“GE”). The agreement with GE was amended in March 2003 to allow for the inclusion of state and local governmental contracts in future securitizations. Total amounts outstanding under this Loan Agreement were $2.4 billion at September 30, 2003.

In July 2003 we replaced the 364-day warehouse financing facility in France, received from Merrill Lynch in December 2002, with a long-term public secured financing and established a new warehouse financing facility. This facility can provide funding of up to €350 million (U.S. $407 million), outstanding at anytime, for new lease originations and may be securitized through a similar public offering within two years. Total amounts outstanding under this agreement and the original financing facility were $47 million and $399 million, respectively, at September 30, 2003.

In August 2003, we announced a seven-year agreement in Canada, under which GE Vendor Financial Services Canada became our primary equipment-financing provider in Canada through monthly fundings of new lease origination’s. The new agreement calls for GE to initially provide funding on new lease origination’s, of up to Cdn $850 million (U.S. $629 million), with the ability to increase the funding to Cdn $2 billion (U.S. $1.5 billion) outstanding at any time, subject to agreement between the parties. Under this agreement, we expect GE to fund approximately 80 percent of new lease originations at over-collateralization rates which vary over time but are expected to approximate 13 percent of the net receivables balance. The monthly interest rates will be consistent with rates for similar market based transactions. Consistent with the loans already received from GE both in the U.S. and Canada, the funding received under this new agreement will be recorded as secured borrowings and the associated receivables will be included in our Consolidated Balance Sheet. During the third quarter, we received $104 in conjunction with this program. Total amounts outstanding under this agreement (including balances previously funded) were $432 million at September 30, 2003.

In September 2003, GE European Equipment Finance (EEF) and Xerox completed a four-year agreement for EEF to finance Xerox business in the United Kingdom through a £400 million (U.S. $665 million) revolving loan. This replaces the existing short-term facility which was scheduled to expire in June 2004. The agreement is renewable for an additional three years and the facility size may also be increased to £600 million (U.S. $998 million), subject to agreement between the parties. Total amounts outstanding under this agreement were $541 million at September 30, 2003.

Summary—Financial Flexibility and Liquidity:

With $2.3 billion of cash and cash equivalents on hand at September 30, 2003 and borrowing capacity under our 2003 Credit Facility of $700 million, less $78 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Special Purpose/Variable Interest Entities

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special purpose/variable interest entities (“SPEs/VIEs”) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs/VIEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. All our SPE/VIE transactions are accounted for as secured borrowings, with the debt and related assets remaining on our balance sheets. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 5 to our 2002 consolidated financial statements.

Financial Risk Management

As a multinational company, we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. As a result of our improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy, described below, has substantially improved. Only certain of these hedging arrangements qualify for hedge accounting treatment under SFAS 133. Accordingly, our results of operations are exposed to volatility. The level of volatility will vary with the level of derivative hedges outstanding, as well as the currency and interest rate market movements in the period.

We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency swap agreements, cross currency interest rate swap agreements, forward exchange contracts, purchased foreign currency options and purchased interest rate collars, to manage interest rate and foreign currency exposures. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a very limited set of objectives.

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

Some of our derivative contracts and several other material contracts at September 30, 2003 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our consolidated balance sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003.

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

XEROX CREDIT CORPORATION

November 14, 2003	BY:	/S/ JOHN F. RIVERA

John F. Rivera Vice President, Treasurer and Chief Financial Officer

Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

	(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.