Form 10-K
period 2003-12-31
XEROX CREDIT CORP
filed 2004-03-12
CIK 351936

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of February 27, 2004
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

THIS DOCUMENT CONSISTS OF 46 PAGES

Forward-Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us based on information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, intended or expected. We do not intend to update these forward-looking statements.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and other public statements we make. Such factors include, but are not limited to, the following:

Our liquidity is dependent upon the liquidity of our ultimate parent, Xerox Corporation (“XC”). Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of XC and its subsidiaries (collectively, “Xerox”).

In 2001, XC announced several Framework Agreements with General Electric Capital Corporation and/or its affiliates (“GE”), including one under which GE would become Xerox’s primary equipment-financing provider in the U.S. Pursuant to this agreement, in October 2002, Xerox completed an eight-year agreement in the U.S. (the “Loan Agreement”) under which GE became the primary equipment financing provider in the U.S., through monthly loans secured by Xerox’s new U.S. lease originations. The Loan Agreement calls for GE to provide funding in the U.S., through 2010, of up to $5 billion, outstanding during any time, subject to normal customer acceptance criteria and secured by portions of Xerox’s current lease receivables. The Loan Agreement also includes opportunities to increase financing levels over time, based on Xerox’s revenue growth.

In anticipation of the transactions described above, we stopped purchasing new contracts receivable from XC effective July 1, 2001, which will cause our existing portfolio to ultimately run-off. Further, pursuant to the 2003 Credit Facility (discussed below), we are precluded from purchasing any new contracts receivable from XC. Our portfolio could be further reduced if we sell contracts receivable back to XC, including sales made in connection with future securitizations by XC.

The long-term viability and profitability of Xerox’s customer financing activities is dependent, in part, on Xerox’s ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on Xerox’s credit ratings. Xerox’s access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until Xerox’s credit ratings have been restored to investment grade. Xerox is currently funding much of its customer financing activity through third-party financing arrangements, including several with GE in various geographies, cash generated from operations, cash on hand, capital markets offerings and securitizations. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox continues to negotiate and implement third-party vendor financing programs and Xerox continues to actively pursue alternative forms of financing including securitizations and secured borrowings. Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon maintaining Xerox’s third party financing arrangements and, longer term, upon having its credit ratings restored to investment grade. If Xerox is unable to continue to offer customer financing, it could materially affect its results of operations, financial condition and liquidity.

The adequacy of Xerox’s liquidity depends on its ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of Xerox’s receivables portfolios. On June 25, 2003, Xerox completed a $3.6 billion recapitalization (the “Recapitalization”) that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7-1/8% Senior Notes due 2010 and $550 million 7-5/8% Senior Notes due 2013, and the closing of its new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility consists of a fully drawn $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). Xerox has the right at any time to prepay any loans outstanding under or terminate the 2003 Credit Facility. With $2.5 billion of cash and cash equivalents on hand at December 31, 2003 and borrowing capacity under its 2003 Credit Facility of $700 million, less $51 million utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain positive liquidity going forward depends on its ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing Xerox’s outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. The Loan Agreement with GECC (effective through 2010) relating to Xerox’s vendor financing program provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of December 31, 2003, $2.6 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At December 31, 2003, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations and financial condition. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the Senior Notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

PART I

ITEM 1.	Business

Xerox Credit Corporation, a Delaware corporation (together with its subsidiaries herein called the “Company”, or “us” or “we” or “our” unless the context otherwise requires), was organized on June 23, 1980. All of our outstanding capital stock is owned by Xerox Financial Services, Inc. (XFSI), a holding company, which is wholly-owned by Xerox Corporation (XC and together with its subsidiaries “Xerox” unless the context otherwise requires).

We are primarily a funding entity, engaged until July 2001 in purchasing long-term non-cancelable contracts receivable from XC which arise from installment sales and lease contracts originated by the domestic marketing operations of XC, and we raised debt in the capital markets to fund purchases of these receivables.

Prior to July 2001, the financing of Xerox equipment was generally carried out by us in the United States, and internationally by certain of XC’s foreign financing subsidiaries and divisions in most countries where Xerox operates. Beginning in 2001, Xerox has been transitioning equipment financing to third parties whenever practicable (see Capital Resources and Liquidity – Xerox Corporation).

In September 2001, Xerox entered into framework agreements with General Electric (GE) under which GE (or an affiliate thereof) would manage Xerox’s customer administrative functions, provide secured financing for XC’s existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers in the U.S. Xerox and GE entered into definitive agreements in 2001 and 2002. In May 2002, Xerox Capital Services (XCS), XC’s U.S. venture with GE, became operational. XCS now manages Xerox’s customer administration functions in the U.S. including credit approval, order processing, billing and collections. In October 2002, XC completed an eight-year agreement in the U.S. (the “New U.S. Vendor Financing Agreement”), under which GE became the primary equipment financing provider in the U.S., through monthly loans secured by Xerox’s new lease originations up to a maximum amount of $5.0 billion. This agreement was effectively a replacement of an agreement entered into in November 2001 whereby GE purchased XC receivables up to a maximum of $2.6 billion.

In anticipation of GE becoming the primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001 and our existing portfolio of contracts will ultimately run-off as amounts are collected or contracts are sold back to XC as part of its efforts to sell or securitize existing receivables. Since June 30, 2001, gross contracts receivable has decreased by 95 percent to $331 million as of December 31, 2003. XC continues to pursue alternative forms of financing including securitization of portions of its U.S. finance receivables portfolio, which includes our contracts receivable. Any such future securitizations by XC could further reduce our portfolio.

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

Historically, we paid XC a fee to provide billing, collection and other services related to the administration of the receivables that we purchased from XC. Since XC provided these services, we maintained minimal facilities and had no separate infrastructure or employees. As noted above, on May 1, 2002, XCS became operational and now manages XC’s customer administration and leasing activities in the U.S. Accordingly, subsequent to May 1, 2002, XCS manages our contracts instead of XC, and we now pay a fee to XCS rather than to XC for these services. The fees we pay to XCS have been and are expected to be equal to the fees paid to XC.

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

Prior to 2000, we paid dividends to XFSI to the extent appropriate to ensure the maintenance of a target debt-to-equity ratio. It was our intent to maintain a target debt-to-equity ratio of 8 to 1. However, due to our cessation of receivables purchases from XC and our decision to run-off or sell the existing portfolio, we will no longer maintain a specific debt-to-equity ratio, and we have no current intention to pay any dividends. We will continue to loan to XC, on a demand basis, the proceeds from the sale or collection of our receivables. In addition, we will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

ITEM 2.     Properties

We do not directly own any facilities. Our principal executive offices in Stamford, Connecticut are leased facilities of approximately 500 square feet of office space. Xerox’s North American Solutions Group, located in Rochester, New York, uses less than 1,000 square feet of office space to house the personnel that support our operations. These facilities are deemed adequate by management.

ITEM 3.     Legal Proceedings

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

Not Required

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Because we are a wholly owned subsidiary, there is no market for our common shares. Dividends declared during the five years ended December 31 were as follows (in millions):

1999—$170; 2000—None; 2001—None; 2002—None; and 2003—None.

ITEM 6.	Selected Financial Data

Not Required

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Due to the fact that our liquidity is dependent upon the liquidity of XC, our ultimate parent, Item 7 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and excerpts from XC’s MD&A. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in the excerpts of XC’s MD&A will relate to events and transactions that do not directly affect our liquidity.

RESULTS OF OPERATIONS—XEROX CREDIT CORPORATION

Until July 2001, our sole business was to purchase non-cancelable contracts receivable arising from installment sales and lease contracts originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us. However, in anticipation of the agreements between XC and GE, we stopped purchasing new contracts receivable from XC effective July 1, 2001. Our existing portfolio of contracts receivable will ultimately run-off as amounts are collected or are sold back to XC as part of XC’s securitization strategy. Since June 30, 2001, gross contracts receivable has decreased by 95 percent to $331 million as of December 31, 2003.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertook the purchases noted above. In 2003 and 2002, we did not purchase receivables from XC compared to purchases of $908 million in 2001. Earned income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the amended Master Demand Note made by XC to us (the Master Demand Note) a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.

During 2001, XC entered into an agreement with GE whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GE became the primary equipment financing provider in the U.S., through monthly loans secured by XC’s new lease originations up to a maximum amount of $5.0 billion outstanding at any one time. In connection with these agreements, during 2003 and 2002 we sold contracts receivable to XC aggregating $151 million and $451 million, respectively. The sales to XC were accounted for as sales of contracts receivable at approximately book value, which approximated fair value.

Total earned income was $154 million, $275 million and $400 million for the years ended December 31, 2003, 2002 and 2001, respectively. Contracts receivable income declined by $111 million and $225 million in 2003 and 2002, respectively. The declines reflect the decrease in the portfolio of contracts receivable as a result of the decision to discontinue purchasing receivables from XC in July 2001 as well as the sales of contracts receivable back to XC in 2003, 2002 and 2001. Earned income of $90 million and $100 million on the Demand Note in 2003 and 2002, respectively, partially offset the decline in contracts receivable income.

Interest expense was $67 million, $122 million and $261 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2003 and 2002 from the prior year amounts reflects lower debt levels as the result of the discontinuance of new purchases of contracts receivable and collections on existing receivables being used to pay down debt in 2003 and 2002. During 2003, 2002 and 2001, respectively, $467 million, $1.8 billion and $555 million of debt was repaid.

The mark-to-market valuation of our interest rate derivatives resulted in a net gain of $4 million and a net loss of $5 million in 2003 and 2002, respectively. The gain in 2003 is due to net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. The loss in 2002 primarily reflects the accretion of the loss booked at the adoption of SFAS No. 133 in Accumulated Other Comprehensive Income for our match funding (pay fixed/receive variable) swaps which was only partially offset by net gains on our cross-currency interest rate swaps associated with our Yen denominated borrowings. While all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the related underlying debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

General and administrative expenses were $2 million in 2003 compared to $6 million in 2002 and $11 million in 2001. These expenses are incurred to administer the contracts receivable purchased from XC. The decline in 2003 and 2002 reflects the lower level of receivables compared to the prior year.

The effective income tax rate was 39.3 percent in 2003 compared to 31.7 percent in 2002 and 38.9 percent in 2001. The 2002 effective tax rate included tax benefits from the favorable resolution of audits and certain other tax-related issues and a reduction in our estimated state tax rate as a result of our exit from doing business in several states over the past several years.

Application of Critical Accounting Policies

In preparing the financial statements and accounting for the underlying transactions and balances, we apply our financial policies as disclosed in our Notes to the Consolidated Financial Statements. The application of our accounting policies generally does not involve significant estimates or management’s judgment.

CAPITAL RESOURCES AND LIQUIDITY—XEROX CREDIT CORPORATION

XC manages our cash and liquidity resources as part of its U.S. cash management system. Accordingly, any net cash we generate is immediately loaned to XC under the Master Demand Note, and we generally do not maintain cash balances. Our liquidity is dependent on the continued liquidity of XC. Due to our cessation of receivables purchases from XC in 2001 and our sale of portions of our existing portfolio of contracts receivable, funds collected since mid-2001 have exceeded cash usage requirements, and such excess funds have been loaned to XC under the interest-bearing Master Demand Note. We have made in the past, and will continue to make, demand loans to XC of the proceeds from the sale or collection of our contracts receivable, and we will continue to demand repayment of these loan amounts as and to the extent necessary to repay our maturing debt obligations and fund our operations.

Net cash provided by operating activities was $89 million in 2003 compared to $110 million in 2002 and $41 million in 2001. The decrease in cash provided by operating activities in 2003 from 2002 was due to the decrease in net income, which reflects the decline in contracts receivable primarily offset by swap termination proceeds of $60 million. The increase in cash provided by operating activities in 2002 from 2001 was primarily due to the increase in net income.

Net cash provided by investing activities was $363 million in 2003 compared to $1,709 million in 2002. Both amounts reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001. Accordingly, net collections from investments were $571 million and $1,359 million in 2003 and 2002, respectively, as new purchases of investments ceased in the third quarter of 2001. 2003 and 2002 also reflect proceeds of $151 million and $451 million, respectively, from the sale of receivables back to XC as described in Note 2 to the Consolidated Financial Statements. In 2003 and 2002, contract collections and proceeds from the sale of receivables were partially offset by net advances to XC as described in Note 4. The advances to XC reflect our receipt of $467 million from XC in 2003 that we used to repay our debt. Net cash provided by investing activities was $1,189 million in 2001, which was decreased by purchases of investments through the second quarter of 2001 of $908 million. 2001 also includes $23 million associated with the sale of certain assets.

In connection with XC’s financing agreement with GE, during 2003, 2002 and 2001, we sold back to XC an aggregate of $151 million, $451 million and $949 million, respectively, of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC. XC continues to pursue alternative forms of financing including securitization of portions of its U.S. finance receivables portfolio, which includes our contracts receivable. Any such future securitizations by XC could further reduce our portfolio if we sell contracts receivable back to XC. Funds received on such sales will be loaned to XC under the interest bearing Master Demand Note.

The changes in operating and investing cash flows resulted in net cash used in financing activities of $467 million in 2003 compared to $1,804 million in 2002. 2003 reflects principal payments on debt of $467 million and 2002 primarily reflects the $1,020 million repayment of our revolver debt and $78 million of other debt, as no proceeds from new debt were received. Net cash used in financing activities in 2001 of $1,230 million primarily reflects payments on notes with Xerox and affiliates and principal payments on long-term debt of $643 million and $555 million, respectively. 2001 also includes payments of $32 million on commercial paper.

As of December 31, 2003, we had approximately $1.5 billion of debt outstanding. We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet our remaining maturing obligations.

On June 25, 2003, Xerox completed a $3.6 billion recapitalization that included the closing of its new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility replaced the Amended and Restated Credit Agreement Xerox entered into in June 2002 (the “2002 Credit Facility”). As was the case under the 2002 Credit Facility, we are not, and will not become, a borrower under the 2003 Credit Facility. We have guaranteed Xerox’s obligations under the 2003 Credit Facility on a subordinated basis, and we are prohibited from purchasing any new contracts receivable from XC.

Financial Risk Management

We are exposed to market risk from changes in interest rates and foreign currency exchange rates that could affect our results of operations and financial condition. As a result of XC’s improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy, described below, has likewise improved. However, we ceased purchasing new contracts receivable from XC during 2001 and our existing portfolio of contracts will ultimately run-off as amounts are collected or contracts are sold back to XC. As a result, our exposures have effectively been limited to the current balances of receivables and related debt and will decrease over time as our portfolio of receivables is collected or sold and debt is repaid. In addition, our Master Demand Note with XC earns interest at a market rate further limiting our exposure.

We had historically entered into certain derivative contracts, including interest rate swap agreements and foreign currency swap agreements to manage interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

At December 31, 2003, we had $607 million of variable rate debt, including our pay variable interest-rate swaps.

Many of the financial instruments we use are sensitive to changes in interest rates. Interest rate changes result in fair value gains or losses on our term debt and interest rate swaps, due to differences between current market interest rates and the stated interest rates within the instrument. The change in fair value at December 31, 2003, from a 10% change in market interest rates would be approximately $41 million for our interest rate sensitive financial instruments. Our currency and interest rate hedging activities are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally, when possible, held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation 2003 Annual Report on Form 10-K.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S 2003 ANNUAL REPORT ON FORM 10-K FILED SEPARATELY WITH THE SEC.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Throughout this document, references to “we,” “our” or “us” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.

Financial Overview:

In 2003, we continued to build on our 2002 momentum as evidenced by product installation and equipment sales growth, earnings growth and an improvement in our overall financial condition and liquidity. In a relatively weak economic environment, we continued our transition toward revenue growth and further improved our business model. Our focused investment in the growing areas of digital production and office systems yielded 21 new products. The success of these products, combined with the 17 products introduced in 2002, enabled us to gain market share in key segments and deliver year-over-year equipment sales growth in each quarter. These improved trends, combined with favorable currency translation, helped moderate the decline in total revenue.

We maintained our focus on cost management throughout 2003. Gross margins remained strong as we continued to offset price investments with productivity improvements. We further reduced selling, administrative and general (SAG) expenses and continued to invest in research and development, prioritizing our investments in the faster growing areas of the market.

Our 2003 balance sheet strategy focused on reducing total debt, extending debt maturities, improving operating cash flows, maintaining long-term financing agreements supporting our secured borrowing strategy and maintaining a cash balance of at least $1 billion. In 2003, we significantly improved our liquidity by completing a $3.6 billion Recapitalization, which included public offerings of common stock, 3-year mandatory convertible preferred stock and 7-year and 10-year senior unsecured notes, as well as our new $1 billion 2003 Credit Facility. In 2003, we also improved our liquidity by expanding our secured borrowing programs beyond our primary $5 billion U.S. agreement with General Electric Capital Corporation to also include long-term arrangements in Canada, the U.K. and France. Proceeds from the Recapitalization, secured borrowing programs, and $1.9 billion of cash generated from operations enabled us to reduce total debt by $3 billion in 2003, extend $1.6 billion of debt maturities and end the year with a cash balance of $2.5 billion. We continue to focus on strengthening our balance sheet to further enhance our operating and financial flexibility.

Revenues for the three-year period ended December 31, 2003 were as follows:

($ in millions)	Year Ended December 31,			Percent Change
	2003	2002	2001	2003	2002
Equipment sales	$4,250	$3,970	$4,403	7%	(10)%
Post sale and other revenue	10,454	10,879	11,476	(4)%	(5)%
Finance income	997	1,000	1,129	—	(11)%

Total revenues	$15,701	$15,849	$17,008	(1)%	(7)%

Total color revenue included in total revenues	$3,267	$2,781	$2,759	17%	1%

A reconciliation of the above presentation of revenues to the revenue classifications included in our Consolidated Statements of Income is as follows:

($ in millions)	Year Ended December 31,
	2003	2002	2001
Sales	$6,970	$6,752	$7,443
Less: Supplies, paper and other sales	(2,720)	(2,782)	(3,040)

Equipment Sales	4,250	3,970	4,403
Service, outsourcing and rentals	7,734	8,097	8,436
Add: Supplies, paper and other sales	2,720	2,782	3,040

Post sale and other revenue	$10,454	$10,879	$11,476

Total 2003 revenues of $15.7 billion declined one percent from 2002, reflecting moderating year-over-year revenue declines, as well as a 5-percentage point benefit from currency. Equipment sales increased 7 percent in 2003, reflecting a 6-percentage point benefit from currency, as well as the success of our numerous color multifunction and production color products and growth in our Developing Markets Operations (DMO) segment. 2003 Post sale and other revenue declined 4 percent from 2002, primarily due to declines in older technology light lens revenues, DMO and the Small Office / Home Office (SOHO) business which we exited in the second half of 2001. These declines were partially offset by growth in our digital revenues and a 5-percentage point benefit from currency. Post sale and other revenue declines reflect the reduction in our equipment at customer locations and related page volume declines. As our equipment sales continue to increase, we expect that the effects of post-sale declines will moderate and ultimately reverse over time. 2003 Finance income, which was primarily impacted by the volume of equipment lease originations, approximated that of 2002, including a 5-percentage point benefit from currency.

Total 2002 revenues of $15.8 billion declined 7 percent from 2001, including a one-percentage point benefit from currency. Economic weakness and competitive pressures were only partially offset by the success of several new color and monochrome multifunction products, most of which were launched in the second half of the year. As a result, equipment sales declined 10 percent from 2001. 2002 Post sale and other revenue declined 5 percent from 2001 primarily due to declines in older technology light lens, DMO and SOHO. These declines were only partially offset by growth in our digital revenues, driven by increased usage of color products and monochrome multifunction systems. 2002 Finance income declined 11 percent from 2001, resulting from lower equipment installations and our exit from the financing business in certain European countries.

Net income (loss) and diluted earnings (loss) per share for the three years ended December 31, 2003 were as follows:

($ in millions, except share amounts)	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$360	$91	$(94)
Preferred stock dividends	(71)	(73)	(12)

Income (loss) available to common shareholders	$289	$18	$(106)

Diluted earnings (loss) per share	$0.36	$0.02	$(0.15)

2003 Net income of $360 million, or 36 cents per diluted share, included after-tax impairment and restructuring charges of $111 million ($176 million pre-tax), an after-tax charge of $146 million ($239 million pre-tax) related to the court approved settlement of the Berger v. RIGP litigation, a $45 million after-tax ($73 million pre-tax) loss on early extinguishment of debt and income tax benefits of $35 million from the reversal of deferred tax asset valuation allowances.

2002 Net income of $91 million, or 2 cents per diluted share, included after-tax asset impairment and restructuring charges of $471 million ($670 million pre-tax), a pre-tax and after-tax charge of $63 million for impaired goodwill and an after-tax charge of $72 million ($106 million pre-tax) for permanently impaired internal-use capitalized software, partially offset by $105 million of tax benefits arising from the favorable resolution of a foreign tax audit and tax law changes, as well as a favorable adjustment to compensation expense of $31 million ($33 million pre-tax), that was previously accrued in 2001, associated with the reinstatement of dividends for our Employee Stock Ownership Plan (“ESOP”).

The 2001 net loss of $94 million, or 15 cents per diluted share, included $507 million of after-tax charges ($715 million pre-tax) for restructuring and asset impairments associated with our Turnaround Program including our disengagement from our worldwide SOHO business. 2001 results also included a $304 million after-tax gain ($773 million pre-tax) from the sale of half of our interest in Fuji Xerox, a $38 million after-tax gain ($63 million pre-tax) related to the early retirement of debt, $21 million of after-tax gains ($29 million pre-tax) associated with unhedged foreign currency, partially offset by $31 million ($33 million pre-tax) of increased compensation expense associated with the suspension of dividends for our ESOP and after-tax goodwill amortization of $59 million ($63 million pre-tax).

Capital Resources and Liquidity:

Cash Flow Analysis: The following summarizes our cash flows for the each of the three years ended December 31, 2003, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements ($ in millions):

	2003	2002	2001
Net cash provided by operating activities	$1,879	$1,980	$1,754
Net cash provided by investing activities	49	93	685
Net cash used in financing activities	(2,470)	(3,292)	(189)
Effect of exchange rate changes on cash	132	116	(10)

(Decrease) increase in cash and cash equivalents	(410)	(1,103)	2,240
Cash and cash equivalents at beginning of year	2,887	3,990	1,750

Cash and cash equivalents at end of year	$2,477	$2,887	$3,990

Operating: For the year ended December 31, 2003, operating cash flows of $1.9 billion reflect pre-tax income of $436 million and the following non-cash items: depreciation and amortization of $748 million, provisions for receivables and inventory of $302 million, the provision for the Berger litigation of $239 million and a loss on early extinguishment of debt of $73 million. In addition, operating cash flows were enhanced by finance receivable reductions of $496 million, cash generated from the early termination of interest rate swaps of $136 million, accounts receivable reductions of $164 million, driven by improved collection efforts and other working capital improvements of over $600 million. The Finance receivable reduction results from collections of finance receivables associated with prior year sales that exceed receivables generated from recent equipment sales. This trend is expected to moderate as our equipment sales continue to increase. These cash flows were partially offset by pension plan contributions of $672 million related to our decision to accelerate and increase the 2003 funding level of our U.S. plans and increase the 2003 funding level of our U.K. plans, restructuring related cash payments of $345 million, income tax payments of $207 million and $166 million of cash outflow supporting our on-lease equipment investment.

The $101 million decline in operating cash flow versus 2002 primarily reflects increased pension plan contributions of $534 million, lower finance receivable reductions of $258 million reflecting the increase in equipment sale revenue in 2003, and increased on-lease equipment investment of $39 million. These items were partially offset by increased pre-tax income of $332 million, lower tax payments of $235 million and increased cash proceeds from the early termination of interest rate swaps of $80 million. The lower tax payments reflect the absence of the $346 million tax payment associated with the 2001 sale of a portion of our ownership interest in Fuji Xerox.

For the year ended December 31, 2002, operating cash flows of $2.0 billion reflect pre-tax income of $104 million and the following non-cash items: depreciation and amortization of $1,035 million, provisions for receivables and inventory of $468 million and impairment of goodwill of $63 million. Cash flows were also enhanced by finance receivable reductions of $754 million due to collection of receivables from prior year’s sales without an offsetting receivables increase due to lower equipment sales in 2002, together with a transition to third-party vendor financing arrangements in the Nordic countries, Italy, Brazil and Mexico. In addition, a restructuring charge of $670 million was recorded during the period. These items were partially offset by $442 million of tax payments, including $346 million related to the 2001 sale of half of our interest in Fuji Xerox, $392 million of restructuring payments, $127 million of on-lease equipment expenditures and a $138 million cash contribution to our pension plans.

The $226 million improvement in operating cash flow as compared to 2001 reflects increased finance receivable collections of $666 million, an improvement in cash flows from the early termination of derivative contracts of $204 million, lower on-lease equipment spending of $144 million and lower restructuring payments of $92 million. The decline in 2002 on-lease equipment spending reflected declining rental placement activity and populations, particularly in our older-generation light-lens products. These items were partially offset by higher cash taxes of $385 million, higher pension contributions of $96 million and increased working capital uses of over $400 million, much of which was caused by the termination of an accounts receivable sales facility. In addition, cash flow generated by reducing inventory during 2002 occurred at a much slower rate than in 2001 as inventory reductions were offset by increased requirements for new product launches.

We expect operating cash flows to approximate $1.5 billion in 2004, as compared to $1.9 billion in 2003. The reduction contemplates finance receivables growth as a result of continued expected equipment sales expansion as well as the absence of early derivative contract termination cash flow, partially offset by reduced restructuring payments and lower pension contributions.

Investing: Investing cash flows for the year ended December 31, 2003 consisted primarily of $235 million released from restricted cash related to former reinsurance obligations associated with our discontinued operations, $35 million of aggregate cash proceeds from the divestiture of our investment in Xerox South Africa, XES France and Germany and other minor investments, partially offset by capital and internal use software spending of $250 million. We expect 2004 capital expenditures to approximate $250 million.

Investing cash flows for the year ended December 31, 2002 consisted primarily of proceeds of $200 million from the sale of our Italian leasing business, $53 million related to the sale of certain manufacturing locations to Flextronics, $67 million related to the sale of our interest in Katun and $19 million from the sale of our investment in Prudential common stock. These inflows were partially offset by capital and internal use software spending of $196 million and increased requirements of $63 million for restricted cash supporting our vendor financing activities.

Investing cash flows in 2001 largely consisted of the $1,768 million of cash received from sales of businesses, including one half of our interest in Fuji Xerox, our leasing businesses in the Nordic countries and certain manufacturing assets to Flextronics. These cash proceeds were offset by capital and internal use software spending of $343 million, a $255 million payment related to our funding of trusts to replace letters of credit within our insurance discontinued operations, $115 million of payments for the funding of escrow requirements related to lease contracts transferred to GE, $229 million of payments for the funding of escrow requirements related to pre-funded interest payments required to support our liabilities to trusts issuing preferred securities and $217 million of payments for other contractual requirements.

Financing: Financing activities for the year ended December 31, 2003 consisted of net proceeds from secured borrowing activity with GE and other vendor financing partners of $269 million, net proceeds from the June 2003 convertible preferred stock offering of $889 million, net proceeds from the June 2003 common stock offering of $451 million, offset by preferred stock dividends of $57 million and other net cash outflows related to debt of $4.0 billion as detailed below:

$ In Millions
Payments
2002 Credit Facility	$(3,490)
Convertible Subordinated Debentures	(560)
Term debt and other	(1,596)

(5,646)

Borrowings, net of issuance costs
2010/2013 Senior Notes	1,218
2003 Credit Facility	271
All other	113

1,602

Net cash payments on debt	$(4,044)

Further details on our June 2003 Recapitalization are included within the Liquidity, Financial Flexibility and Funding Plans section of this MD&A.

Financing activities for the year ended December 31, 2002 consisted of $2.8 billion of debt repayments on the terminated revolving credit facility, $710 million on the 2002 Credit Facility, $1.9 billion of other scheduled debt payments and preferred stock dividends of $67 million. These cash outflows were partially offset by proceeds of $746 million from our 9.75 percent Senior Notes offering and $1.4 billion of net proceeds from secured borrowing activity with GE and other vendor financing partners.

Financing activities for the comparable 2001 period consisted of scheduled debt repayments of $2.4 billion and dividends on our common and preferred stock of $93 million. These outflows were offset by net proceeds from secured borrowing activity of $1,350 million and proceeds from a loan from trust subsidiaries issuing preferred securities of $1.0 billion.

Capital Structure and Liquidity: We provide equipment financing to a significant majority of our customers. Because the finance leases allow our customers to pay for equipment over time rather than at the date of installation, we need to maintain significant levels of debt to support our investment in customer finance leases. Since 2001, we have funded a significant portion of our finance receivables through third-party vendor financing arrangements. Securing the financing debt with the receivables it supports, eliminates certain significant refinancing, pricing and duration risks associated with our debt. We are currently raising funds to support our finance leasing through third-party vendor financing arrangements, cash generated from operations and capital markets offerings. Over time, we intend to increase the proportion of our total debt that is associated with vendor financing programs.

During the years ended December 31, 2003 and 2002, we borrowed $2,450 million and $3,055 million, respectively, under secured third-party vendor financing arrangements. Approximately 60 percent of our total finance receivable portfolio has been pledged to secure vendor financing loan arrangements at December 31, 2003, compared with approximately 50 percent a year earlier. We expect the pledged portion of our finance receivable portfolio to range from 55-60 percent during 2004. The following table compares finance receivables to financing-related debt as of December 31, 2003 and 2002 ($ in millions):

	December 31, 2003		December 31, 2002
	Finance Receivables, Net	Secured Debt	Finance Receivables, Net	Secured Debt
GE secured loans:
United States	$2,939	$2,598	$2,430	$2,323
Canada	528	440	347	319
United Kingdom	719	570	691	529
Germany	114	84	95	95

Total GE encumbered finance receivables, net	4,300	3,692	3,563	3,266
Merrill Lynch Loan – France	138	92	413	377
Asset-backed notes – France	429	364	—	—
DLL – Netherlands, Spain, and Belgium	335	277	113	111
U.S. asset-backed notes	—	—	247	139
Other U.S. securitizations	—	—	101	7

Total encumbered finance receivables, net (1)	5,202	$4,425	4,437	$3,900

Unencumbered finance receivables, net	3,611		4,568

Total finance receivables, net	$8,813		$9,005

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.

As of December 31, 2003 and 2002, debt secured by finance receivables was approximately 40 percent and 28 percent of total debt, respectively. The following represents our aggregate debt maturity schedule as of December 31, 2003 ($ in millions):

	Bonds/ Bank Loans	Secured by Finance Receivables	Total Debt
2004	$2,208	$2,028	$ 4,236	(1)
2005	1,065	1,064	2,129
2006	25	461	486
2007	307	468	775
2008	378	404	782
Thereafter	2,758	—	2,758

Total	$6,741	$4,425	$11,166

(1)	Quarterly debt maturities for 2004 are $1,081, $1,087, $686 and $1,382 for the first, second, third and fourth quarters, respectively.

The following table summarizes our secured and unsecured debt as of December 31, 2003 and 2002:

	December 31, 2003	December 31, 2002
Credit Facility	$ 300	$ 925
Debt secured by finance receivables	4,425	3,900
Capital leases	29	40
Debt secured by other assets	99	90

Total Secured Debt	$ 4,853	$ 4,955

Credit Facility – unsecured	$ —	$ 2,565
Senior Notes	2,137	852
Subordinated debt	19	575
Other Debt	4,157	5,224

Total Unsecured Debt	6,313	9,216

Total Debt	$11,166	$14,171

Liquidity, Financial Flexibility and Funding Plans: We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

Recapitalization: In June 2003, we successfully completed a $3.6 billion Recapitalization which reduced debt by $1.6 billion increased common and preferred equity by $1.3 billion and provided $0.7 billion of additional borrowing capacity. The Recapitalization included the offering and sale of 9.2 million shares of 6.25 percent Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7.125 percent Senior Notes due 2010 and $550 million of 7.625 percent Senior Notes due 2013, and the closing of our $1 billion 2003 Credit Facility. Proceeds from the Recapitalization were used to fully repay our 2002 Credit Facility. The 2003 Credit Facility consists of a $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). Terms of the 2003 Credit Facility and the 2010 and 2013 Senior Notes are included in Note 10 to the Consolidated Financial Statements. The covenants under the 2003 Credit Facility reflect our improved financial position. For instance, there are no mandatory prepayments under the 2003 Credit Facility and the interest rate is approximately 2 percentage points lower than the 2002 Credit Facility. We expect that the reduced interest expense in 2004 attributable to the Recapitalization will largely offset the dilutive impact of the additional common shares issued.

2003 Credit Facility: Xerox Corporation is the only borrower of the term loan. The revolving credit facility is available, without sub-limit, to Xerox Corporation and certain of its foreign subsidiaries, including Xerox Canada Capital Limited, Xerox Capital (Europe) plc and other qualified foreign subsidiaries (excluding Xerox Corporation, the “Overseas Borrowers”). The 2003 Credit Facility matures on September 30, 2008. Debt issuance costs of $29 million were deferred in conjunction with the 2003 Credit Facility.

Subject to certain limits described in the following paragraph, the obligations under the 2003 Credit Facility are secured by liens on substantially all the assets of Xerox and each of our U.S. subsidiaries that have a consolidated net worth from time to time of $100 million or more (the “Material Subsidiaries”), excluding Xerox Credit Corporation (“XCC”) and certain other finance subsidiaries, and are guaranteed by certain Material Subsidiaries. Xerox Corporation is required to guarantee the obligations of the Overseas Borrowers. As of December 31, 2003, there were no outstanding borrowings under the revolving credit facility. However, as of December 31, 2003, the $300 million term loan and $51 million of letters of credit were outstanding.

Under the terms of certain of our outstanding public bond indentures, the amount of obligations under the 2003 Credit Facility that can be secured, as described above, is limited to the excess of (x) 20 percent of our consolidated net worth (as defined in the public bond indentures) over (y) the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of 2003 Credit Facility debt secured by the Restricted Assets will vary from time to time with changes in our consolidated net worth. The amount of security provided under this formula is allocated ratably to the term loan and revolving loans outstanding at any time.

The term loan and the revolving loans each bear interest at LIBOR plus a spread that varies between 1.75 percent and 3 percent (or, at our election, at a base rate plus a spread that varies between 0.75 percent and 2 percent) depending on the then-current leverage ratio, as defined, in the 2003 Credit Facility. This rate was 3.42 percent at December 31, 2003.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. These covenants are more fully discussed in Note 10.

The 2003 Credit Facility generally does not affect our ability to continue to securitize receivables under additional or existing third-party vendor financing arrangements. Subject to certain exceptions, we cannot pay cash dividends on our common stock during the term of the 2003 Credit Facility, although we can pay cash dividends on our preferred stock, provided there is then no event of default under the 2003 Credit Facility. Among defaults customary for facilities of this type, defaults on our other debt, bankruptcy of certain of our legal entities, or a change in control of Xerox Corporation, would all constitute events of default under the 2003 Credit Facility.

2010 and 2013 Senior Notes: We issued $700 million aggregate principal amount of Senior Notes due 2010 and $550 million aggregate principal amount of Senior Notes due 2013 in connection with the June 2003 Recapitalization. Interest on the Senior Notes due 2010 and 2013 accrues at the rate of 7.125 percent and 7.625 percent, respectively, per year and is payable semiannually on each June 15 and December 15. In conjunction with the issuance of the 2010 and 2013 Senior Notes, debt issuance costs of $32 million were deferred. These notes, along with our Senior Notes due 2009, are guaranteed by our wholly-owned subsidiaries Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc. Financial information of these guarantors is included in Note 19 to the Consolidated Financial Statements. The senior notes also contain negative covenants (but no financial maintenance covenants) similar to those contained in the 2003 Credit Facility. However, they generally provide us with more flexibility than the 2003 Credit Facility covenants, except that payment of cash dividends on the 6.25 percent Series C Mandatory Convertible Preferred Stock is subject to certain conditions. See Note 10 to the Consolidated Financial Statements for a description of the covenants.

Financing Business: We implemented third-party vendor financing programs in the United States, Canada, the U.K., France, The Netherlands, the Nordic countries, Italy, Brazil and Mexico through major initiatives with GE, Merrill Lynch and other third-party vendors to fund our finance receivables in these countries. These initiatives include the completion of the U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (the “Loan Agreement”). See Note 4 to the Consolidated Financial Statements for a discussion of our vendor financing initiatives.

GECC U.S. Secured Borrowing Arrangement: In October 2002, we finalized an eight-year Loan Agreement with GECC. The Loan Agreement provides for a series of monthly secured loans up to $5 billion outstanding at any time ($2.6 billion outstanding at December 31, 2003). The $5 billion limit may be increased to $8 billion subject to agreement between the parties. Additionally, the agreement contains mutually agreed renewal options for successive two-year periods. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

Under the Loan Agreement, we expect GECC to fund a significant portion of new U.S. lease originations at over-collateralization rates, which vary over time, but are expected to approximate 10 percent at the inception of each funding. The securitizations are subject to interest rates calculated at each monthly loan occurrence at yield rates consistent with average rates for similar market based transactions. The funds received under this agreement are recorded as secured borrowings and the associated finance receivables are included in our Consolidated Balance Sheet. GECC’s commitment to fund under this agreement is not subject to our credit ratings.

Loan Covenants and Compliance: At December 31, 2003, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us and assuming a similar facility was not established, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations. We have the right at any time to prepay any loans outstanding under or terminate the 2003 Credit Facility.

Credit Ratings: Our credit ratings as of February 27, 2004 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)	B1	Stable	The Moody’s rating was upgraded from B1 (with a negative outlook) in December 2003.
S&P	B+	Negative	The S&P rating on Senior Secured Debt is BB-.
Fitch	BB	Stable	The Fitch rating was upgraded from BB— (with a negative outlook) in June 2003.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating.

Our ability to obtain financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment until our ratings have been restored. Specifically, until our credit ratings improve, it is unlikely we will be able to access the low-interest commercial paper markets or to obtain unsecured bank lines of credit.

Summary—Financial Flexibility and Liquidity: With $2.5 billion of cash and cash equivalents on hand at December 31, 2003 and borrowing capacity under our 2003 Credit Facility of $700 million, less $51 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. We currently have a $2.5 billion shelf registration that enables us to access the market on an opportunistic basis and offer both debt and equity securities.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies: At December 31, 2003, we had the following contractual cash obligations and other commercial commitments and contingencies ($ in millions):

	Year 1	Years 2-3		Years 4-5
	2004	2005	2006	2007	2008	Thereafter
Long-term debt, including capital lease obligations [1]	$4,194	$2,129	$486	$775	$782	$2,758
Minimum operating lease commitments [2]	235	190	148	118	96	383
Liabilities to subsidiary trusts issuing preferred securities [3]	1,067	—	77	—	—	665

Total contractual cash obligations	$5,496	$2,319	$711	$893	$878	$3,806

[1]	Refer to Note 10 to our Consolidated Financial Statements for additional information related to long-term debt (amounts include principal portion only).
[2]	Refer to Notes 5 and 6 to our Consolidated Financial Statements for additional information related to minimum operating lease commitments.
[3]	Refer to Note 14 to our Consolidated Financial Statements for additional information related to liabilities to subsidiary trusts issuing preferred securities (amounts include principal portion only). The amounts shown above correspond to the year in which the preferred securities can first be put to us. We have the option to settle the 2004 amounts in stock if such loan is put to us.

Other Commercial Commitments and Contingencies:

Pension and Other Post-Retirement Benefit Plans: We sponsor pension and other post-retirement benefit plans that require periodic cash contributions. Our 2003 cash fundings for these plans were $672 million for pensions and $101 million for other post-retirement plans. Our anticipated cash fundings for 2004 are $63 million for pensions and $114 million for other post-retirement plans. Cash contribution requirements for our domestic tax qualified pension plans are governed by the Employment Retirement Income Security Act (ERISA) and the Internal Revenue Code. Cash contribution requirements for our international plans are subject to the applicable regulations in each country. The expected contributions for pensions for 2004 of $63 million include no expected contributions to the domestic tax qualified plans because these plans have already exceeded the ERISA minimum funding requirements for the plans’ 2003 plan year due to funding of approximately $450 million in 2003. Of this amount, $325 million was accelerated or in excess of required amounts. Our post-retirement plans are non-funded and are almost entirely related to domestic operations. Cash contributions are made each year to cover medical claims costs incurred in that year.

Flextronics: As previously discussed, in 2001 we outsourced certain manufacturing activities to Flextronics under a five-year agreement. During 2003, we purchased approximately $910 million of inventory from Flextronics. We anticipate that we will purchase approximately $915 million of inventory from Flextronics during 2004 and expect to increase this level commensurate with our sales in the future.

Fuji Xerox: We had product purchases from Fuji Xerox totaling $871 million, $727 million, and $598 million in 2003, 2002 and 2001, respectively. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. We anticipate that we will purchase approximately $1 billion of products from Fuji Xerox in 2004. Related party transactions with Fuji Xerox are disclosed in Note 7 to the Consolidated Financial Statements.

Other Purchase Commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

EDS Contract: We have an information management contract with Electronic Data Systems Corp. to provide services to us for global mainframe system processing, application maintenance and enhancements, desktop services and helpdesk support, voice and data network management, and server management. In 2001, we extended the original ten-year contract through June 30, 2009. Although there are no minimum payments required under the contract, we anticipate making the following payments to EDS over the next five years (in millions): 2004—$331; 2005—$332; 2006—$317; 2007—$307; 2008—$302. The estimated payments are the result of an EDS and Xerox Global Demand Case process that has been in place for eight years. Twice a year, using this estimating process based on historical activity, the parties agree on a projected volume of services to be provided under each major element of the contract. Pricing for the base services (which are comprised of global mainframe system processing, application maintenance and enhancements, desktop services and help desk support, voice and data management) were established when the contract was signed in 1994 based on our actual costs in preceding years. The pricing was modified through comparisons to industry benchmarks and through negotiations in subsequent amendments. Prices and services for the period July 1, 2004 through June 30, 2009 are currently being negotiated and, as such, are subject to change. Under the current contract, we can terminate the contract with six months notice, as defined in the contract, with no termination fee and with payment to EDS for incurred costs as of the termination date. We have an option to purchase the assets placed in service under the EDS contract, should we elect to terminate the contract and either operate those assets ourselves or enter a separate contract with a similar service provider.

Off-Balance Sheet Arrangements:

As discussed in Note 1 to the Consolidated Financial Statements, in December 2003, we adopted Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”). As a result of our adoption of FIN 46R, we deconsolidated certain subsidiary trusts which were previously consolidated. All periods presented have been reclassified to reflect this change. As discussed further in Note 14 to the Consolidated Financial Statements, “Liability to Subsidiary Trusts Issuing Preferred Securities,” these trusts previously issued preferred securities. Although the preferred securities issued by these subsidiaries are not reflected on our consolidated balance sheets, we have reflected our obligations to them in the liability caption “Liability to Subsidiary Trusts Issuing Preferred Securities.” The nature of our obligations to these deconsolidated subsidiaries are discussed in Note 14.

Although we generally do not utilize off-balance sheet arrangements in our operations, we enter into operating leases in the normal course of business. The nature of these lease arrangements is discussed in Note 6 to the Consolidated Financial

Statements. Additionally, we utilize special purpose entities (“SPEs”) in conjunction with certain vendor financing transactions. The SPEs utilized in conjunction with these transactions are consolidated in our financial statements in accordance with applicable accounting standards. These transactions, which are discussed further in Note 4 to the Consolidated Financial Statements, have been accounted for as secured borrowings with the debt and related assets remaining on our balance sheets. Although the obligations related to these transactions are included in our balance sheet, recourse is generally limited to the secured assets and no other assets of the Company.

Financial Risk Management:

As a multinational company, we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. As a result of our improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy, described below, has substantially improved. Certain of these hedging arrangements do not qualify for hedge accounting treatment under SFAS 133. Accordingly, our results of operations are exposed to some volatility, which we attempt to minimize or eliminate whenever possible. The level of volatility will vary with the level of derivative hedges outstanding, as well as the currency and interest rate market movements in the period.

We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency swap agreements, cross currency interest rate swap agreements, forward exchange contracts, purchased foreign currency options and purchased interest rate collars, to manage interest rate and foreign currency exposures. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a very limited set of objectives.

Our primary foreign currency market exposures include the Japanese yen, Euro, British pound sterling, Brazilian real, and Canadian dollar. For each of our legal entities, we generally hedge foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. In entities with significant assets and liabilities, we use derivative contracts to hedge the net exposure in each currency, rather than hedging each asset and liability separately. We typically enter into simple unleveraged derivative transactions. Our policy is to transact derivatives only with counterparties having an investment-grade or better rating and to monitor market risk and exposure for each counterparty. We also utilize arrangements with each counterparty that allow us to net gains and losses on separate contracts. This further mitigates the credit risk associated with our financial instruments. Based upon our ongoing evaluation of the replacement cost of our derivative transactions and counterparty credit worthiness, we consider the risk of a material default by any of our counterparties to be remote.

Some of our derivative contracts and several other material contracts at December 31, 2003 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or other long-term assets, depending on when the cash will be contractually released, as presented in Note 1 to the Consolidated Financial Statements.

Assuming a 10 percent appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2003, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would be insignificant because all material currency asset and liability exposures were hedged as of December 31, 2003. A 10 percent appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2003 would have a $443 million impact on our Cumulative Translation Adjustment portion of equity. The amount permanently invested in foreign subsidiaries and affiliates, primarily Xerox Limited, Fuji Xerox and Xerox do Brasil, and translated into dollars using the year-end exchange rates, was $4.4 billion at December 31, 2003, net of foreign currency-denominated liabilities designated as a hedge of our net investment.

Interest Rate Risk Management: The consolidated weighted-average interest rates related to our debt and liabilities to subsidiary trusts issuing preferred securities for 2003, 2002 and 2001 approximated 6.0 percent, 5.0 percent, and 5.5 percent, respectively. Interest expense includes the impact of our interest rate derivatives.

Virtually all customer-financing assets earn fixed rates of interest. As discussed above, a significant portion of those assets has been pledged to secure vendor financing loan arrangements and the interest rates on a significant portion of those loans are fixed. As we implement additional third-party vendor financing arrangements and continue to repay existing debt, the proportion of our financing assets which is match-funded against related secured debt will increase.

As of December 31, 2003, approximately $2.7 billion of our debt bears interest at variable rates, including the effect of pay-variable interest rate swaps we are utilizing to reduce the effective interest rate on our debt.

The fair market values of our fixed-rate financial instruments, including debt and interest-rate derivatives, are sensitive to changes in interest rates. At December 31, 2003, a 10 percent change in market interest rates would change the fair values of such financial instruments by $297 million.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the eighth through twelfth paragraphs under the caption “CAPITAL RESOURCES AND LIQUIDITY—XEROX CREDIT CORPORATION” in Item 7 above is hereby incorporated by reference in answer to this Item.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and the notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, are set forth on pages 24 through 37 thereof.

ITEM 9.	Disagreements on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Xerox Credit Corporation, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in Internal Controls

During our fourth fiscal quarter, there were no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Not Required

ITEM 11.	Executive Compensation

Not Required

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Not Required

ITEM 13.	Certain Relationships and Related Transactions

In the past, we frequently and routinely entered into material transactions with our ultimate parent, XC, pursuant to the Operating Agreement between XC and us, and otherwise in the ordinary course of business. Although we have discontinued purchases of contracts receivable from XC under the Operating Agreement (and, pursuant to the 2003 Credit Facility, are precluded from purchasing any new contracts receivable from XC), we nonetheless continue to enter into material transactions with XC. These transactions and other business relationships between us and XC are disclosed in the responses to: Part I, Item 1 “Business”; Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 8 “Financial Statements and Supplementary Data” and Part IV, Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K”, Exhibits 10(a) “Amended and Restated Operating Agreement”, 10(b) “Support Agreement” and 10(c) “Tax Allocation Agreement”; of this Annual Report on Form 10-K. All of our directors and executive officers are employees, and in some cases officers, of XC, but do not have any direct or indirect material interest in such transactions.

Amounts collected on our contracts receivable and proceeds from the sale of contracts receivable back to XC, are currently loaned immediately back to XC under an interest bearing demand note agreement (Master Demand Note). The Master Demand Note agreement is included as Exhibit 10 (d) to this Annual Report on Form 10-K. The Master Demand Note earns interest at a rate equal to the result of adding the H.15 Two-Year Swap Rate and H.15 Three-Year Swap Rate (each as defined in the Master Demand Note) and dividing by two (2) and then adding 2.00% (200 basis points). We will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

Subject to certain limitations, all XC and other obligations under the 2003 Credit Facility are guaranteed by substantially all of XC’s U.S. subsidiaries, including us. Our guaranty of obligations under the 2003 Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 25, 2003.

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

ITEM 14.     Principal Auditor Fees and Services

Audit services are provided by PricewaterhouseCoopers in conjunction with the consolidated audit of XC, and are included in the operating support we receive from XC, as discussed in Item 13. All fees associated with audit services are paid by XC.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Index to Financial Statements and financial statements schedules, filed as part of this report:

Report of Independent Auditors

Consolidated balance sheets at December 31, 2003 and 2002

Consolidated statements of income for each of the years in the three-year period ended December 31, 2003

Consolidated statements of shareholder’s equity for each of the years in the three-year period ended December 31, 2003

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003

Notes to consolidated financial statements

(All schedules are omitted as they are not applicable or the Information required is included in the consolidated financial statements or notes thereto.)

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

March 12, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

March 12, 2004

Principal Executive Officer:

Gary R. Kabureck	/s/ GARY R. KABURECK
President, Chief Executive Officer and Director

Principal Financial Officer:

John F. Rivera	/s/ JOHN F. RIVERA
Vice President, Treasurer,
Chief Financial Officer and Director

Principal Accounting Officer:

Robert J. Sorrentino	/s/ ROBERT J. SORRENTINO
Vice President and Controller

Director:

Rhonda L. Seegal	/s/ RHONDA L. SEEGAL
Director

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholder of Xerox Credit Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Xerox Credit Corporation and its subsidiaries (“the Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1, the Company and its ultimate parent, Xerox Corporation, engage in extensive intercompany transactions, and the Company receives all of its operational and administrative support from Xerox Corporation. Such transactions cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties. Additionally, as disclosed in Note 4, the Company had notes receivable from Xerox Corporation at December 31, 2003 amounting to $2,034 million. Accordingly, the Company is dependent on Xerox Corporation complying with its contractual obligations, in general.

PricewaterhouseCoopers LLP

Rochester, New York

February 27, 2004

XEROX CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In Millions)

ASSETS
	2003	2002
Cash and cash equivalents	$—	$15
Investments:
Contracts receivable	331	1,151
Unearned income	(21)	(99)
Allowance for losses	(8)	(28)

Total investments, net	302	1,024
Notes receivable—Xerox and affiliates	2,034	1,951
Other assets	25	29

Total assets	$2,361	$3,019

LIABILITIES AND SHAREHOLDER’S EQUITY

Liabilities:
Notes payable within one year:
Current portion of notes payable	$—	$463
Current portion of secured borrowing	—	7
Notes payable after one year	1,501	1,384
Due to Xerox Corporation, net	37	388
Accounts payable and other liabilities	6	14

Total liabilities	1,544	2,256

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained Earnings	575	521

Total shareholder’s equity	817	763

Total liabilities and shareholder’s equity	$2,361	$3,019

The accompanying notes are an integral part of the consolidated financial statements.

XEROX CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

(In Millions)

	2003	2002	2001
Earned Income:
Contracts receivable	$64	$175	$400
Xerox note receivable	90	100	—

Total earned income	154	275	400

Expenses:
Interest	67	122	261
(Gain)/loss on derivative instruments, net	(4)	5	37
General and administrative	2	6	11

Total expenses	65	133	309

Income before income taxes	89	142	91
Provision for income taxes	35	45	35

Income before cumulative effect of change in accounting principle	54	97	56
Cumulative effect of change in accounting principle, net	—	—	(3)

Net income	$54	$97	$53

The accompanying notes are an integral part of the consolidated financial statements.

XEROX CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Years Ended December 31, 2003, 2002 and 2001

(In Millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2000	$23	$219	$371	$—	$613
Net Income	—	—	53	—	53
SFAS No. 133 transition adjustment, net	—	—	—	(20)	(20)
Net changes on cash flow hedges	—	—	—	12	12

Comprehensive Income	—	—	—	—	45

Balance at December 31, 2001	23	219	424	(8)	658
Net Income	—	—	97	—	97
Net changes on cash flow hedges	—	—	—	8	8

Comprehensive Income	—	—	—	—	105

Balance at December 31, 2002	23	219	521	—	763
Net Income	—	—	54	—	54

Comprehensive Income	—	—	—	—	54

Balance at December 31, 2003	$23	$219	$575	$—	$817

The accompanying notes are an integral part of the consolidated financial statements.

XEROX CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(In Millions)

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$54	$97	$53
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain)/loss on derivative instruments, net	(4)	5	37
Proceeds from swap termination	60	—	—
Net change in operating assets and liabilities	(21)	8	(49)

Net cash provided by operating activities	89	110	41

Cash Flows from Investing Activities
Purchases of investments	—	—	(908)
Proceeds from investments	571	1,359	1,906
Proceeds from sales of contract receivables	151	451	1,592
Net advances to Xerox	(361)	(145)	(1,377)
Net change in derivative collateralization	2	44	(47)
Proceeds from sale of other assets	—	—	23

Net cash provided by investing activities	363	1,709	1,189

Cash Flows from Financing Activities
Change in commercial paper, net	—	—	(32)
Payments on notes with Xerox and affiliates, net	—	—	(643)
Principal payments of long-term debt and secured borrowings	(467)	(1,804)	(555)

Net cash used in financing activities	(467)	(1,804)	(1,230)

Increase (decrease) in cash and cash equivalents	(15)	15	—
Cash and cash equivalents, beginning of year	15	—	—

Cash and cash equivalents, end of year	$—	$15	$—

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

The purchase price of the contracts was calculated as the present value of the future contractual cash flows. The interest rates utilized to discount the future cash flows to present value were determined based on published “reference” interest rates plus a prescribed spread. The interest rate utilized for the cost calculation was adjusted monthly as each new set of contracts was purchased.

Historically, we paid a fee to XC for which XC provided all billing, collection and other services related to the administration of our contracts receivable. On a monthly basis, we cash-settled the net open account between XC and us for fees and amounts we owed to XC for contracts purchased, net of receivable amounts XC collected on our behalf. Since all services necessary to our business were provided by XC, we maintained minimal facilities and had no separate infrastructure or employees. The Company and XC engage in extensive intercompany transactions and the Company receives all of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

In September 2001, Xerox entered into framework agreements with General Electric (GE) including one in the U.S. under which GE (or an affiliate thereof) would manage Xerox’s customer administrative functions, provide secured financing for XC’s existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers. Thereafter, Xerox and GE entered into definitive agreements in 2001 and 2002. In May 2002, Xerox Capital Services (XCS), XC’s U.S. venture with GE, became operational. XCS now manages Xerox’s customer administration functions in the U.S. including credit approval, order processing, billing and collections. In October 2002, XC completed an eight-year agreement in the U.S. (the “New U.S. Vendor Financing Agreement”), under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of Xerox’s new lease originations up to a maximum amount of $5.0 billion. This agreement was effectively a replacement of an agreement entered into in November 2001 whereby GE purchased XC receivables up to a maximum of $2.6 billion.

Historically, XC provided billing, collection and other services related to the administration of the receivables that we purchased from XC. XCS now manages Xerox’s customer administration and leasing activities in the U.S. including credit approval, order processing, billing and collections. Accordingly, XCS also now provides these services to us and subsequent to May 1, 2002, we now pay a fee to XCS, rather than to XC, for these services. The fees we pay to XCS have been and are expected to be similar to the fees paid to XC.

Liquidity

Our liquidity is dependent upon the liquidity of our ultimate parent, XC. Accordingly, the following is a disclosure regarding both our liquidity and that of Xerox. Certain matters discussed with respect to Xerox will relate to events and transactions that do not directly affect our liquidity. Such disclosure should be read in the context in which they are provided.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Xerox manages its worldwide liquidity using internal cash management practices which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which Xerox operates, (2) the legal requirements of the agreements to which Xerox is party and (3) the policies and cooperation of the financial institutions it utilizes to maintain and provide cash management services.

In June 2003, Xerox completed a $3.6 billion recapitalization (the “Recapitalization”) that included the offering and sale of 9.2 million shares of 6.25 percent Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7.125 percent Senior Notes due 2010 and $550 million of 7.625 percent Senior Notes due 2013 and the closing of its new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility consists of a fully drawn $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). The proceeds from the Recapitalization were used to repay the amounts outstanding under the Amended and Restated Credit Agreement Xerox entered into in June 2002 (the “2002 Credit Facility”). Upon repayment of amounts outstanding, the 2002 Credit Facility was terminated and Xerox incurred a $73 million charge associated with unamortized debt issuance costs. Subject to certain limits, Xerox’s obligations under the 2003 Credit Facility are secured by liens on substantially all the assets of XC and each of its U.S. subsidiaries with a consolidated net worth from time to time of $100 million or more (excluding us and certain other finance subsidiaries). As was the case under the 2002 Credit Facility, we are not, and will not become, a borrower under the 2003 Credit Facility. We have guaranteed Xerox’s obligations under the 2003 Credit Facility on a subordinated basis, and we are prohibited from purchasing any new contracts receivable from XC.

On December 31, 2003, Xerox had $700 million of borrowing capacity under the 2003 Credit Facility, less $51 million utilized for letters of credit. The 2003 Credit Facility contains affirmative and negative covenants, financial maintenance covenants and other limitations. The indentures governing Xerox’s outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of December 31, 2003, $2.6 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At December 31, 2003, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and it expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on Xerox’s liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox and assuming a similar facility was not established, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations, financial condition and liquidity.

With $2.5 billion of cash and cash equivalents on hand at December 31, 2003 and borrowing capacity under its 2003 Credit Facility of $700 million, less $51 million utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Xerox’s ability to maintain positive liquidity going forward depends on its ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond Xerox’s control.

Xerox’s ability to obtain financing and the related cost of borrowing is affected by its debt ratings, which are periodically reviewed by the major credit rating agencies. Xerox’s current credit ratings are below investment grade, which results in higher borrowing costs, and it expects its access to the public debt markets to be limited to the non-investment grade segment until its ratings have been restored. Specifically, until Xerox’s credit ratings improve, it is unlikely it will be able to access the low-interest commercial paper markets or to obtain unsecured bank lines of credit.

Xerox currently has a $2.5 billion shelf registration that enables it to access the market on an opportunistic basis and offer both debt and equity securities.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Restricted Investments

At December 31, 2003 and 2002, respectively, we had zero and $2 million of cash held in escrow as collateral for out-of-the-money positions on certain derivative contracts. At December 31, 2002, this restricted amount is included in Other assets in the balance sheet. The amount of required collateral will change based on changes in the fair value of the underlying derivative contracts.

Securitizations and Transfers of Financial Instruments

Sales, transfers and securitizations of recognized financial assets are accounted for under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). From time to time, in the normal course of business, we may securitize or sell contracts receivable with or without recourse and/or discounts. The receivables are removed from the Consolidated Balance Sheet at the time they are sold and the risk of loss has transferred to the purchaser. However, we maintain risk of loss on any retained interest in such receivables. Sales and transfers that do not meet the criteria for surrender of control or were sold to a consolidated special purpose entity (non-qualified special purpose entity) under SFAS No. 140 are accounted for as secured borrowings.

When we sell receivables the value assigned to the retained interests in securitized contracts receivable is based on the relative fair values of the interest retained and sold in the securitization. We estimate fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions, consisting of receivable amounts, anticipated credit losses and discount rates commensurate with the risks involved. Gains or losses on the sale of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Allowance for Losses

As part of the administrative services it provides to us, XCS computes the allowance for losses on all of our contracts based upon historical experience and current trends. When we purchased contracts from XC, we deducted the portion of XC’s allowance allocable to the purchased contracts from the purchase price and recorded it as Allowance for Losses. If more contracts are charged off than were forecast in the initial allowance-for-loss calculation, XC reimburses us for the excess charge-offs. Conversely, if charge-off experience is better than forecast, we reimburse XC for the difference between the original forecast and amounts ultimately realized. The resultant effect of the above is to relieve us of any exposure to losses associated with the contracts, and therefore, no bad debt expense is included in our Consolidated Statements of Income.

Charge-Off of Delinquent Receivables

We charge-off delinquent receivables against established reserves as soon as it becomes probable that we will not collect the receivables through normal means.

Fair Value of Financial Instruments

The fair value of investments, notes payable, and interest rate swaps are discussed in Notes 2, 6, and 7, respectively.

New Accounting Standards and Accounting Changes

In recent years the FASB has issued numerous new accounting pronouncements. We do not have, nor do we presently expect to have, any transactions that are affected by these statements.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(2)     Investments

Contracts receivable represent purchases from XC as described in Note 1. These receivables arise from XC equipment sales under installment sales and lease contracts. Contract terms on these receivables range primarily from three to five years. We did not purchase any receivables from XC in 2003 or 2002, as compared to $908 million in 2001. We were charged $2 million in 2003, $6 million in 2002, $11 million in 2001 for administrative costs associated with the contracts receivable purchased.

We estimate that the fair value of our investments approximates their carrying amounts at December 31, 2003 and 2002.

The scheduled maturities of customer financing contracts receivable at December 31, 2003 are as follows (in millions):

2004	$231
2005	89
2006	10
2007	1

Total	$331

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

In connection with XC’s financing agreement with GE, during 2003 and 2002, we sold back to XC an aggregate of $151 million and $451 million, respectively, of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

Secured Borrowings

In 2000, we transferred $457 million of contracts receivable to a SPE for cash proceeds of $411 million and a subordinated intercompany loan of $46 million. The transfer agreement included a repurchase option; accordingly, the proceeds were accounted for as a secured borrowing. At December 31, 2002, the balance of the transferred receivables was $101 million, and is included in total investments, net in the Consolidated Balance Sheet. The remaining secured borrowing balance was $7 million and is included in Debt. The balance was fully paid off in January, 2003, and zero was included in the balance sheet as of December 31, 2003.

(3)     Allowance for Losses

The analysis of the Allowance for Losses for the three-year period ending December 31, 2003 is as follows ($ in millions):

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Retained at Time of Purchase	Deductions	Balance at End of Period
				(A)
2003
Allowance for losses	$28	$—	$—	$20	$8
2002
Allowance for losses	$78	$—	$—	$50	$28
2001
Allowance for losses	$140	$—	$27	$89	$78

(A) Amounts written-off, net of recoveries.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)     Due to/from Xerox:

We have made in the past, in accordance with the requirements of the 2002 Credit Facility, demand loans to XC of all proceeds from the sale or collection of our receivables. While the 2003 Credit Facility does not require us to lend our excess cash balances to XC, we nonetheless intend to continue to make demand loans to XC under the terms of the amended Master Demand Note with XC (the “Master Demand Note”), a copy of which has been filed as an exhibit to this Annual Report on Form 10-K. As of December 31, 2003 and 2002, notes receivable from XC totaled $2,034 and $1,951, respectively. These amounts, up to a balance of $2,750, bear interest at a rate equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) plus (ii) 2.00% (200 basis points). The rate was 4.46% and 4.44% at December 31, 2003 and 2002, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. Our demand loans made to XC are evidenced by the Master Demand Note. Amounts payable to Xerox of $37 and $388 as of December 31, 2003 and 2002, respectively, are non-interest bearing.

(5)     Notes Payable

A summary of notes payable at December 31, 2003 and 2002 follows:

		(In Millions)
	Weighted Average Interest Rate at December 31, 2003	2003	2002
Notes due 2003(a)	—%	$—	$463
1.50% Yen Denominated Medium Term Notes due 2005	1.50	936	845
2.00% Yen Denominated Medium Term Notes due 2007	2.00	281	255
Medium Term Notes due 2008 (b)	6.50	25	25
Medium Term Notes due 2012 (b)	7.12	125	125
Medium Term Notes due 2013 (b)	6.50	59	59
Medium Term Notes due 2014 (b)	6.06	50	50
Medium Term Notes due 2018 (b)	7.00	25	25
Secured borrowings due 2001-2003 (c)	—	—	7

Subtotal		$1,501	$1,854
Less current maturities		—	(470)

Total Notes Payable after one year		$1,501	$1,384

(a)	The weighted-average interest rate at 12/31/02 was 6.61%
(b)	Medium Term Notes due in 2008 through 2018 are callable by us. We do not expect to call the notes during 2004.
(c)	Refer to Note 2 for further discussion of secured borrowings.

Expected principal repayments on notes payable during the next five years are (in millions):

2004	$—
2005	936
2006	—
2007	281
2008	25
Thereafter	259

Total	$1,501

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

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash interest paid on notes payable for 2003, 2002, and 2001 was $70 million, $124 million, and $277 million, respectively. Any original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue. Interest payments on commercial paper for 2001 was $0.3 million. At December 31, 2003 and 2002, we had no commercial paper outstanding.

At December 31, 2003 and 2002, carrying values of notes payable totaled $1,501 million and $1,854 million, respectively. The fair values of our notes payable at December 31, 2003 and 2002 were $1,472 million and $1,377 million, respectively, based on quoted market prices for our notes or those of comparable issuers with similar features and maturity dates.

We have no plans to retire our notes payable prior to their call or final maturity dates.

(6)     Lines of Credit

As of December 31, 2001, Xerox had $7 billion of loans outstanding (including our $1.02 billion) under a fully-drawn revolving credit agreement (Old Revolver) due October 22, 2002, which was entered into in 1997 with a group of lenders. On June 21, 2002, Xerox made a $2.8 billion paydown of the Old Revolver, including our full payment of the $1.02 billion we had borrowed, and entered into a $4.2 billion Amended and Restated Credit Agreement with the same group of lenders (the “2002 Credit Facility”), which replaced the Old Revolver. As of December 31, 2002, $3,490 million was outstanding under the 2002 Credit Facility, consisting of two tranches of term loans totaling $2 billion and $1,490 million under the $1.5 billion revolving portion of the facility. The 2002 Credit Facility loans generally bore interest at LIBOR plus 4.50 percent, except that a $500 million term-loan tranche bore interest at LIBOR plus a spread that varied between 4.00 percent and 4.50 percent, depending on the amount secured.

On June 25, 2003, Xerox completed a $3.6 billion recapitalization that included the closing of its new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility replaced the 2002 Credit Facility. The 2003 Credit Facility consists of a fully drawn $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). The term loan and the revolving loans each bear interest at LIBOR plus a spread that varies between 1.75 percent and 3 percent (or, at Xerox’s election, at a base rate plus a spread that varies between 0.75 percent and 2 percent) depending on the then-current leverage ratio, as defined, in the 2003 Credit Facility. This rate was 3.42 percent at December 31, 2003. At December 31, 2003, Xerox had borrowing capacity under its 2003 Credit Facility of $700 million, less $51 million utilized for letters of credit.

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

As was the case under the 2002 Credit Facility, we are not and cannot, become a borrower under the 2003 Credit Facility. We have guaranteed Xerox’s obligations under the 2003 Credit Facility on a subordinated basis, and we are prohibited from purchasing any new contracts receivable from XC.

(7)     Financial Instruments

We hold debt that is denominated in foreign currencies and bears interest at variable rates. For this reason, we are exposed to changes in market interest rates and foreign currency exchange rates that could affect our results of operations and financial condition.

As a result of XC’s improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy has substantially improved. These derivative arrangements do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”). Accordingly, we are exposed to increased volatility in our reported results of operations and other comprehensive income. In general, the amount of volatility varies with the level of derivative and hedging activities and the market volatility during any period. However, as a result of the decision to allow our contracts receivable portfolio to run off, our exposures have effectively decreased and will continue to decrease as we continue to repay our debt.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Interest Rate Risk Management:

At December 31, 2003, we had $607 million of variable rate debt, including our pay variable interest-rate swaps.

Single Currency Interest Rate Swaps:

At December 31, 2003 and 2002 we had outstanding single currency interest rate swap agreements with aggregate notional amounts of $18 million and $194 million, respectively. The net liability fair values at December 31, 2003 and 2002 were $1 million and $8 million, respectively.

Foreign Currency Interest Rate Swaps:

In cases where we issue foreign currency-denominated debt, we enter into cross-currency interest rate swap agreements, whereby we swap the proceeds and related interest payments with a counterparty. In return, we receive and effectively denominate the debt in U.S. Dollars.

At December 31, 2003 and 2002, we had outstanding Yen/U.S. Dollar cross currency interest rate swap agreements with aggregate notional amounts of $1,196 million and $1,135 million, respectively. The net asset/(liability) fair values at December 31, 2003 and 2002 were $27 million and $(26) million, respectively, and are netted against Note receivable-Xerox and affiliates on the balance sheet.

As a result of our decision to hedge our Yen/U.S. dollar exposures through XC, we replaced terminated third party derivatives with cross-currency interest rate swaps with XC. The U.S. dollar notional value of these intercompany swaps were $1,196 million and $607 million at December 31, 2003 and 2002 respectively, and are included in the notional amounts noted above. The intercompany derivatives are accounted for in accordance with SFAS No. 133 in a manner similar to third party derivative contracts.

SFAS. No. 133 Results –

While our existing portfolio of interest rate derivative instruments is intended to economically hedge interest rate and foreign currency risks to the extent possible, differences between the contract terms of our derivatives and the underlying related debt restrict our ability to obtain hedge accounting in accordance with SFAS No. 133. This results in mark-to-market valuation of our derivatives directly through earnings, which accordingly leads to increased earnings volatility. During 2003 we recorded a net gain of $4 million and during 2002, we recorded a net loss of $5 million from the mark-to-market valuation of interest rate derivatives, which includes the effects from the remeasurement of our underlying foreign currency denominated debt.

During 2003 and 2002, hedge accounting was not applied to any of our interest rate derivatives. During 2001, third-party Yen/U.S. dollar cross-currency interest rate swaps with a notional amount of 65 billion Yen were designated and accounted for as fair-value hedges. The net ineffective portion recorded to earnings during 2001 was a loss of $7 million and is included in Derivative instruments fair value adjustments, net. All components of each derivatives gain or loss were included in the assessment of hedge effectiveness. Hedge accounting was discontinued in the fourth quarter 2001, after the swaps were terminated and moved to a different counterparty, because the new swaps did not satisfy certain SFAS No. 133 requirements.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate notional amounts of all interest rate swaps by maturity date and type at December 31, 2003 and 2002 were as follows:

	(In Millions)
	2003	2002
Pay fixed/receive variable	$18	$194
Pay fixed/receive fixed	589	—
Pay variable/receive fixed	607	1,135

	$1,214	$1,329

Average interest rates paid	2.73%	2.93%

Average interest rates received	1.62%	1.61%

The fair values for all interest rate swap agreements are calculated by the Company based on market conditions and supplemented with quotes from banks. They represent amounts we would receive (pay) to terminate/replace these contracts. We have no present plans to terminate/replace these agreements prior to their scheduled maturities. The maturities of our swaps outstanding as of December 31, 2003 are as follows: 2004—$3 million, 2005—$935 million and 2007—$276 million.

(8)     Income Taxes

XCC and XC file consolidated U.S. income tax returns. Generally, pursuant to the tax allocation arrangement with XC, we record our tax provisions on a separate company basis and make payments to XC for taxes due or receive payments from XC for tax benefits utilized. In connection with the tax allocation arrangement, we paid XC $56 million, $45 million, and $75 million, in 2003, 2002 and 2001, respectively.

The components of income before income taxes and the provision for income taxes are as follows:

	(In Millions)
	2003	2002	2001
Income before income taxes:	$89	$142	$91

Federal income taxes
Current	$55	$18	$53
Deferred	(23)	24	(21)
State income taxes
Current	5	2	5
Deferred	(2)	1	(2)

Total provision for income taxes	$35	$45	$35

A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:

	2003	2002	2001
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.0	2.0	3.9
Audit resolutions and other tax-related issues	—	(5.3)	—
Other	1.3	—	—

Effective tax rate	39.3%	31.7%	38.9%

The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 2003 and 2002 follows:

	(In Millions)
	2003	2002
Tax effect of future taxable income and deductions:
Net unrealized derivative and exchange (gains) and losses	$18	$(7)

Total deferred tax asset (liability), net	$18	$(7)

(9)     Xerox Corporation Support Agreement

The terms of a Support Agreement with XC provide that we will receive income maintenance payments, to the extent necessary, so that our earnings shall not be less than 1.25 times our fixed charges. For purposes of this calculation, both earnings and fixed charges are as formerly defined in Section 1404 (formerly Section 81(2)) of the New York Insurance Law. In addition, the

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement requires that XC retain 100 percent ownership of our voting capital stock. There have been no payments made under this agreement since 1990.

(10)     Quarterly Results of Operations (Unaudited)

A summary of interim financial information follows:

	(In Millions)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003:
Earned income	$46	$39	$37	$32	$154
Interest expense	20	20	15	12	67
(Gain)/loss on derivative instruments, net	(5)	(1)	3	(1)	(4)
General and administrative expenses	1	—	1	—	2

Income before income taxes	30	20	18	21	89
Provision for income taxes	11	7	7	10	35

Net income	$19	$13	$11	$11	$54

	(In Millions)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2002:
Earned income	$86	$81	$58	$50	$275
Interest expense	31	39	27	25	122
(Gain)/loss on derivative instruments, net	3	(2)	5	(1)	5
General and administrative expenses	3	1	1	1	6

Income before income taxes	49	43	25	25	142
Provision for income taxes (a)	19	17	10	(1)	45

Net income	$30	$26	$15	$26	$97

(a)	The decrease in the Fourth Quarter 2002 tax provision was due to a reduction in our estimated state tax rate as a result of our exit from doing business in several states over the past several years. In addition, the Fourth Quarter 2002 tax provision reflects benefits of approximately $8 million arising from the favorable resolution of audits and certain other tax-related issues.

XEROX CREDIT CORPORATION

Form 10-K

For the Year Ended December 31, 2003

Index of Exhibits

Document

(3)(a)		Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

Incorporated by reference to Exhibit (3)(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1999.

(b)		By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

(4)(a)		Indenture dated as of October 2, 1995, between Registrant and State Street Bank and Trust Company (State Street), relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant’s Board of Directors (the October 1995 Indenture).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-61481 and 333-29677.

(b	)(1)	Credit Agreement, dated as of June 19, 2003, among Xerox Corporation and Overseas Borrowers, as Borrowers, various Lenders, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and LC Issuing Bank, Deutsche Bank Securities Inc., as Syndication Agent, and Citicorp North America, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Documentation Agents (the “2003 Credit Agreement”).

Incorporated by reference to Exhibit 4.6 to Xerox Corporation’s Current Report on Form 8-K dated June 25, 2003.

	(2)	Guarantee and Security Agreement dated as of June 25, 2003 among Xerox Corporation, the Subsidiary Guarantors and JPMorgan Chase Bank, as Collateral Agent, relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.7 to Xerox Corporation’s Current Report on Form 8-K dated June 25, 2003.

(c)		Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)(a)		Amended and Restated Operating Agreement originally made and entered into as of November 1, 1980, amended and restated as of June 30, 1998, between Registrant and Xerox.

Incorporated by reference to Exhibit 10(a) of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(b)		Support Agreement dated as of November 1, 1980, between Registrant and Xerox.

Incorporated by reference to Exhibit 10(b) to Registration Statement No. 2-71503.

(c)		Tax Allocation Agreement dated as of January 1, 1981, between Registrant and Xerox.

Incorporated by reference to Exhibit 10(c) to Registration Statement No. 2-71503.

(d)		Master Note dated December 10, 2003 between Registrant and Xerox Corporation.

Incorporated by reference to Exhibit 4(m) of Xerox Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12)(a)	Computation of Registrant’s Ratio of Earnings to Fixed Charges.

(b)	Computation of Xerox’ Ratio of Earnings to Fixed Charges.

(23)	Consent of PricewaterhouseCoopers LLP.

(31)	(a) Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b) Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32)	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.