Form 10-Q
period 2004-03-31
XEROX CREDIT CORP
filed 2004-05-07
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Yes ☒ No ☐

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

THIS DOCUMENT CONSISTS OF 25 PAGES

Forward - Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us based on information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to, the following:

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

The long-term viability and profitability of Xerox’s customer financing activities is dependent, in part, on Xerox’s ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on Xerox’s credit ratings. Xerox’s access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until Xerox’s credit ratings have been restored to investment grade. Xerox is currently funding much of its customer financing activity through third-party financing arrangements, including several with GE in various geographies, cash generated from operations, cash on hand, capital markets offerings and securitizations. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox continues to negotiate and implement third-party vendor financing programs and continues to actively pursue alternative forms of financing including securitizations and secured borrowings. Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon maintaining Xerox’s third party financing arrangements and, longer term, upon having its credit ratings restored to investment grade. If Xerox is unable to continue to offer customer financing, it could materially affect its results of operations, financial condition and liquidity.

Xerox’s liquidity is a function of its ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of Xerox’s finance receivables portfolios. With $2.3 billion of cash and cash equivalents on hand at March 31, 2004 and borrowing capacity under its 2003 Credit Facility of $700 million, less $33 million utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing Xerox’s outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. The Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s vendor financing program provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of March 31, 2004, $2.4 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At March 31, 2004, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

XEROX CREDIT CORPORATION

Form 10-Q

March 31, 2004

Exhibit 12 (a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

Exhibit 12 (b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31 (a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)

	March 31, 2004	December 31, 2003
ASSETS
Investments:
Contracts receivable	$246	$331
Unearned income	(14)	(21)
Allowance for losses	(6)	(8)

Total investments, net	226	302
Notes receivable - Xerox and affiliates	2,112	2,034
Other assets	25	25

Total assets	$2,363	$2,361

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable after one year	$1,515	$1,501
Due to Xerox Corporation, net	15	37
Accounts payable and other liabilities	9	6

Total liabilities	1,539	1,544

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained Earnings	582	575

Total shareholder’s equity	824	817

Total liabilities and shareholder’s equity	$2,363	$2,361

The accompanying notes are an integral part of the consolidated financial statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions)

	Three Months Ended March 31,
	2004	2003
Earned Income:
Contracts receivable	$6	$23
Xerox note receivable	22	23

Total earned income	28	46

Expenses:
Interest	14	20
Loss/(gain) on derivative instruments, net	3	(5)
General and administrative	—	1

Total expenses	17	16

Income before income taxes	11	30
Provision for income taxes	4	11

Net income	$7	$19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$7	$19
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss/(gain) on derivative instruments, net	3	(5)
Net change in operating assets and liabilities	4	18

Net cash provided by operating activities	14	32

Cash Flows from Investing Activities
Proceeds from investments	71	170
Proceeds from sales of contract receivables	5	122
Net advances to Xerox	(90)	(332)

Net cash used in investing activities	(14)	(40)

Cash Flows from Financing Activities
Principal payments on long-term debt and secured borrowings	—	(7)

Net cash used in financing activities	—	(7)

Increase (decrease) in cash and cash equivalents	—	(15)
Cash and cash equivalents, beginning of year	—	15

Cash and cash equivalents, end of year	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation:

The unaudited condensed consolidated interim financial statements presented herein have been prepared by Xerox Credit Corporation (referred to below as “us”, “we” or “our”) in accordance with the accounting policies described in our 2003 Annual Report on Form 10-K (the 2003 Annual Report) and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. You should read the unaudited condensed consolidated financial statements in conjunction with such 2003 Annual Report and the notes thereto.

Certain reclassifications have been made to prior year information to conform to the current year presentation.

All adjustments which are necessary for a fair presentation for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results for the full year.

We engage in extensive intercompany transactions with Xerox Corporation (“XC”) and receive most of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity - Our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of our ultimate parent, XC (XC, together with its subsidiaries, “Xerox”). Accordingly, the following disclosures address both our liquidity and that of Xerox, even though not all factors affecting Xerox’s liquidity directly affect our liquidity. Such disclosure should be read in the context in which they are provided.

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

With $2.3 billion of cash and cash equivalents on hand at March 31, 2004 and borrowing capacity under its 2003 Credit Facility of $700, less $33 utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants, financial maintenance covenants and other limitations. The indentures governing Xerox’s outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of March 31, 2004, $2.4 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At March 31, 2004, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and it expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on Xerox’s liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox and assuming a similar facility was not established, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(2) Sales of Contracts Receivable:

During 2001, XC entered into an agreement with General Electric Capital Corporation (“GECC”) whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GECC provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GECC became the primary equipment financing provider in the U.S., through monthly securitizations of XC’s new lease originations up to a maximum amount of $5.0 billion outstanding at any one time.

In connection with these agreements, during the first quarter of 2004 and the first quarter of 2003 we sold contracts receivable to XC aggregating $5 million and $122 million, respectively. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(3) Due to/from Xerox:

As of March 31, 2004 and December 31, 2003, demand loans to XC totaled $2,112 million and $2,034 million, respectively. These amounts, up to a balance of $2,750 million, bear interest at a rate equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) plus (ii) 2.00% (200 basis points). The rate was 4.07% and 4.46% at March 31, 2004 and December 31, 2003, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. Our demand loans made to XC are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”), a copy of which was filed as an exhibit to our 2003 Annual Report on Form 10-K. We from time to time receive non-interest bearing loans from Xerox. Amounts payable to Xerox of $15 and $37 as of March 31, 2004 and December 31, 2003, respectively, are non-interest bearing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Total earned income was $28 million and $46 million for the first quarters of 2004 and 2003, respectively. Contracts receivable income represents amounts earned under an agreement with XC pursuant to which we purchased installment sales and lease contracts from XC prior to July 2001. Contracts receivable income declined by $17 million for the first quarter of 2004 compared to the first quarter of 2003 reflecting the decrease in the portfolio of contracts receivable as a result of our sales of receivables back to XC, the decision to stop purchasing new contracts from XC, as well as contracts in the portfolio reaching maturity. Earned income on the XC Master Demand Note was $22 million in the first quarter of 2004 and $23 million in the first quarter of 2003 and represents amounts earned on funds we have advanced to XC under the Master Demand Note.

Interest expense was $14 million and $20 million for the first quarter of 2004 and 2003, respectively. The decrease reflects lower debt levels, as the result of scheduled debt payments made after the first quarter of 2003.

The mark-to-market valuation of our interest rate derivatives resulted in a net loss of $3 million for the first quarter of 2004 as compared to a net gain of $5 million in the first quarter of 2003. These results are due to changes in the valuation of our cross-currency interest rate swaps associated with our Yen denominated borrowings. Differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

General and administrative expenses were immaterial and $1 million for the first quarters of 2004 and 2003, respectively. These expenses are primarily incurred to administer the contracts receivable purchased from XC. The decline reflects the lower level of receivables in 2004 compared to the prior year level.

The effective income tax rate for the first quarter of 2004 was 38.0 percent compared to 37.0 percent in the first quarter of 2003 and 39.3 percent for the full year 2003. The changes in effective tax rates reflect the changes in the applicable state tax rates.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

Net cash provided by operating activities was $14 million in the first quarter of 2004 compared to $32 million in the first quarter of 2003. The decrease in cash provided by operating activities in the first quarter of 2004 from the first quarter of 2003 was due to the decrease in net income, which reflects the decline in contracts receivable.

Net cash used in investing activities was $14 million in the first quarter of 2004 compared to $40 million in the first quarter of 2003. Both amounts reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001. Accordingly, net collections from investments were $71 million and $170 million in the first quarter of 2004 and 2003, respectively, as new purchases of investments ceased in the third quarter of 2001. Cash used in investing activities also reflects proceeds of $5 million and $122 million in the first quarter of 2004 and 2003, respectively, from the sale of receivables back to XC as described in Note 2 to the Condensed Consolidated Financial Statements. In the first quarter of 2004 and 2003, contract collections and proceeds from the sale of receivables were offset by net advances to XC of $90 million and $332 million, respectively.

No cash was used in financing activities in the first quarter of 2004 compared to net cash used of $7 million in the first quarter of 2003. 2003 reflects principal payments on long-term debt, as no proceeds from new debt were received.

As of March 31 2004, we had approximately $1.5 billion of debt outstanding. We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet our remaining obligations as they mature.

Financial Risk Management

We are exposed to market risk from changes in interest rates and foreign currency exchange rates that could affect our results of operations and financial condition. As a result of XC’s improved liquidity and financial position, management believes our ability to utilize derivative contracts as part of our risk management strategy, described below, has likewise improved. However, we ceased purchasing new contracts receivable from XC during 2001 and our existing portfolio of contracts will ultimately run-off as amounts are collected or contracts are sold back to XC. As a result, our exposures have effectively been limited to the current balances of receivables and related debt and will decrease over time as our portfolio of receivables is collected or sold and debt is repaid. In addition, our Master Demand Note with XC earns interest at a market rate, further limiting our exposure.

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

Parent Company Disclosures

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended March 31 2004.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004 FILED SEPARATELY WITH THE SEC.

Summary

	Three Months Ended March 31,
($ In millions)	2004	2003
Equipment sales	$982	$898
Post sale and other revenue	2,607	2,608
Finance income	238	251

Total Revenues	$3,827	$3,757

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,681	$1,589
Less: Supplies, paper and other sales	(699)	(691)

Equipment sales	$982	$898

Service, outsourcing & rentals	$1,908	$1,917
Add: Supplies, paper and other sales	699	691

Post sale and other revenue	$2,607	$2,608

Total first quarter 2004 revenues of $3.8 billion increased 2 percent from the 2003 first quarter including a 5-percentage point benefit from currency. Equipment sales grew 9 percent in the first quarter 2004 reflecting the success of our numerous recent digital office and production product launches, growth in our developing markets operations (“DMO”) and a 5-percentage point benefit from currency. 2004 first quarter post sale and other revenue was unchanged from the 2003 first quarter as a 5-percentage point currency benefit offset declines from older technology light lens products. These declines are due to the reduction of light lens equipment at customer locations and related page volume declines. Finance income declined 5 percent, including a 5-percentage point benefit from currency.

The first quarter 2004 net income of $248 million or 25 cents per diluted share included an after-tax gain of $83 million ($109 million pre-tax) related to the sale of all but 2 percent of our 75 percent equity interest in ContentGuard Holdings, Inc. (“ContentGuard”). The first quarter 2003 net loss of $65 million or $0.10 per diluted share included a $183 million after-tax charge ($300 million pre-tax) related to the Berger v. Retirement Income Guarantee Plan litigation.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the three months ended March 31, 2004 and 2003 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
($ In millions)	2004	2003
Operating Cash Flows	$243	$159
Investing Cash Flows (Usage)	76	(94)
Financing Cash (Usage) Flows	(474)	88
Effect of exchange rate changes on cash and cash equivalents	(24)	(5)

(Decrease) increase in cash and cash equivalents	(179)	148
Cash and cash equivalents at beginning of period	2,477	2,887

Cash and cash equivalents at end of period	$2,298	$3,035

First quarter 2004 cash flows from operating activities were $243 million and reflect pre-tax income of $202 million and the following non-cash items: depreciation and amortization of $175 million, provisions for receivables and inventory of $51 million and net gains on the sale of businesses and assets of $10 million. In addition, net collections of finance receivables generated $178 million of operating cash flow resulting from sequentially lower equipment sales and a slight increase in the proportion of cash equipment sales. Cash proceeds of $60 million from the early termination of certain interest rate swaps also contributed positively to our operating cash flow. Offsetting these positive items were other liability decreases of $85 million, a substantial portion of which was driven by the first quarter 2004 payment of European value-added taxes related to seasonally higher fourth quarter purchases. In addition, an $83 million decrease in accounts payable and accrued compensation, a $73 million increase in new product inventory, $60 million of restructuring payments and approximately $100 million of other uses, approximately half of which related to tax payments, further reduced our operating cash flow. The 2004 first quarter operating cash flow was $84 million higher than the 2003 first quarter primarily due to reduced restructuring payments of $120 million and $60 million of proceeds from the early termination of certain interest rate swaps, partially offset by higher inventory purchases of $73 million.

Cash flows from investing activities of $76 million for the first quarter 2004 included proceeds of $67 million from the sale of businesses, primarily consisting of those from ContentGuard, $32 million of proceeds from the sale of certain excess land and buildings and $33 million released from restricted cash. These proceeds were partially offset by capital expenditures and internal use software spending of $56 million. The 2003 first quarter included $45 million of capital and internal use software spending and a $53 million increase in restricted cash balances principally related to our secured financing activity.

Cash flows from financing activities for the first quarter 2004 primarily consisted of scheduled payments on term and other debt of $409 million, net payments on secured borrowings with GE and other vendor financing partners of $69 million and dividends on our Series B and C preferred stock of $25 million, partially offset by proceeds from stock option exercises of $29 million. Financing activities for the first quarter 2003 primarily consisted of net proceeds from secured borrowing activity of $354 million offset by $258 million of net payments of other maturing debt and $11 million of dividends on our Series B preferred stock.

During the quarter ended March 31, 2004, we originated loans, secured by finance receivables, generating cash proceeds of $504 million and repaid loans, secured by finance receivables, of $573 million. These loans brought the proportion of total finance receivables which collateralize our secured debt to 59 percent. The following table compares finance receivables to financing-related debt as of March 31, 2004:

($ In millions)	Finance Receivables	Secured Debt
Finance Receivables Encumbered by Loans(1) :
GE Loans – U.S. and Canada	$3,365	$2,897
GE Loans – U.K.	747	659
Merrill Lynch and Asset-Based Loan – France	530	435
DLL-Netherlands, Spain and Belgium	338	261
Other	5	2

Total – Finance Receivable Securitizations	$4,985	$4,254

Unencumbered Finance Receivables	$3,442

Total Finance Receivables(2)	$8,427

(1)	Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.

(2)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of March 31, 2004.

As of March 31, 2004, debt securitized by finance receivables represented approximately 40 percent of total debt. Our debt maturities for the remainder of 2004 and 2005 by quarter, and 2006, 2007, 2008 by year and thereafter are as follows:

(in millions)	2004	2005	2006	2007	2008	Thereafter
First Quarter		$485
Second Quarter	$1,159	1,251
Third Quarter	713	255
Fourth Quarter	1,495	272

Full Year	$3,367	$2,263	$578	$424	$1,120	$2,864

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2004, 2005, 2006, 2007, 2008 and thereafter are as follows: $1,644 million, $1,168 million, $546 million, $103 million, $736 million and $57 million, respectively.

Swap Termination

We entered into two transactions as part of our overall interest rate risk and cost management program. We terminated interest rate swaps with a notional value of $600 million and a fair value of $60 million, including $5 million of accrued interest, during the first quarter of 2004. The terminated swaps were previously designated and accounted for as fair value hedges against the $600 million Senior Notes due 2009. Accordingly, the corresponding $55 million fair value adjustment to the Senior Notes will be amortized to earnings over the remaining term of the notes. We also entered into pay variable/receive fixed interest rate swaps with a notional amount of $600 million associated with the 2027 liability to Capital Trust I. These swaps were designated and accounted for as fair value hedges.

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

Our current credit ratings remain unchanged from December 31, 2003 and are as follows:

	Senior Unsecured Debt	Outlook	Comments

Moody’s (1)	B1	Stable	The Moody’s rating was upgraded from B1 (with a negative outlook) in December 2003.

S&P	B+	Negative	The S&P rating on Senior Secured Debt is BB-.

Fitch	BB	Stable	The Fitch rating was upgraded from BB- (with a negative outlook) in June 2003.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating.

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

Summary—Financial Flexibility and Liquidity:

With $2.3 billion of cash and cash equivalents on hand at March 31, 2004 and borrowing capacity under our 2003 Credit Facility of $700 million, less $33 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative contracts and several other material contracts at March 31, 2004 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Capital Resources and Liquidity” in Item 2 above is hereby incorporated by reference in response to this item.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Xerox Credit Corporation, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b)	Changes in Internal Controls

During our first fiscal quarter, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

	(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends(Xerox Corporation).

Exhibit 31	(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CREDIT CORPORATION (Registrant)

May 7, 2004	BY:	/s/ JOHN F. RIVERA

John F. Rivera Vice President, Treasurer and Chief Financial Officer

Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

	(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends(Xerox Corporation).

Exhibit 31	(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.