Form 10-Q
period 2004-06-30
XEROX CREDIT CORP
filed 2004-08-09
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes ☒ No ☐

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of July 31, 2004
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

THIS DOCUMENT CONSISTS OF 26 PAGES

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

The long-term viability and profitability of Xerox’s customer financing activities are dependent, in part, on Xerox’s ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, are dependent on Xerox’s credit ratings. Xerox’s access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until Xerox’s credit ratings have been restored to investment grade. Xerox is currently funding much of its customer financing activity through third-party financing arrangements, including several with GE in various geographies, cash generated from operations, cash on hand, capital markets offerings and securitizations. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox continues to negotiate and implement third-party vendor financing programs and continues to actively pursue alternative forms of financing including securitizations and secured borrowings. Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon maintaining Xerox’s third party financing arrangements and, longer term, upon having its credit ratings restored to investment grade. If Xerox is unable to continue to offer customer financing, it could materially affect its results of operations, financial condition and liquidity.

Xerox’s liquidity is a function of its ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of Xerox’s finance receivables portfolios. With $2.5 billion of cash and cash equivalents on hand at June 30, 2004 and borrowing capacity under its 2003 Credit Facility of $700 million, less $15 million utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing Xerox’s outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. The Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s vendor financing program provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of June 30, 2004, $2.6 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At June 30, 2004, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

XEROX CREDIT CORPORATION

Form 10-Q

June 30, 2004

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

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Investments:
Contracts receivable	$183	$331
Unearned income	(10)	(21)
Allowance for losses	(5)	(8)

Total investments, net	168	302
Notes receivable - Xerox and affiliates	2,153	2,034
Other assets	25	25

Total assets	$2,346	$2,361

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable due within one year	$924	$—
Notes payable after one year	563	1,501
Due to Xerox Corporation, net	14	37
Accounts payable and other liabilities	5	6

Total liabilities	1,506	1,544

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained Earnings	598	575

Total shareholder’s equity	840	817

Total liabilities and shareholder’s equity	$2,346	$2,361

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions)

	Three months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
Earned Income:
Contracts receivable	$5	$16	$11	$39
Xerox note receivable	27	23	49	46

Total earned income	32	39	60	85

Expenses:
Interest	13	20	27	40
Gain on derivative instruments, net	(8)	(1)	(5)	(6)
General and administrative	1	—	1	1

Total expenses	6	19	23	35

Income before income taxes	26	20	37	50
Provision for income taxes	10	7	14	18

Net income	$16	$13	$23	$32

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Six months Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$23	$32
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on derivative instruments, net	(5)	(6)
Net change in operating assets and liabilities	—	5

Net cash provided by operating activities	18	31

Cash Flows from Investing Activities
Proceeds from investments	126	333
Net change in derivative collateralization	—	2
Proceeds from sales of contract receivables	8	122
Net advances to Xerox	(152)	(236)

Net cash (used in)/provided by investing activities	(18)	221

Cash Flows from Financing Activities
Principal payments on long-term debt and secured borrowings	—	(267)

Net cash used in financing activities	—	(267)

Decrease in cash and cash equivalents	—	(15)
Cash and cash equivalents, beginning of year	—	15

Cash and cash equivalents, end of year	$—	$—

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

With $2.5 billion of cash and cash equivalents on hand at June 30, 2004 and borrowing capacity under its 2003 Credit Facility of $700 million, less $15 million utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants, financial maintenance covenants and other limitations. The indentures governing Xerox’s outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of June 30, 2004, $2.6 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At June 30, 2004, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and it expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on Xerox’s liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox and assuming a similar facility was not established, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In connection with these agreements, we sold contracts receivable to XC aggregating $3 million and $8 million during the second quarter and first half of 2004, respectively. No contracts receivable were sold to XC during the second quarter of 2003 and $122 million were sold to XC during the first half of 2003. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(3) Due to/from Xerox:

As of June 30, 2004 and December 31, 2003, demand loans to XC totaled $2,153 million and $2,034 million, respectively. These amounts, up to a balance of $2,750 million, bear interest at a rate equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) plus (ii) 2.00% (200 basis points). The rates, including the 200 basis points were 5.51% and 4.46% at June 30, 2004 and December 31, 2003, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. Our demand loans made to XC are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”), a copy of which was filed as an exhibit to our 2003 Annual Report on Form 10-K. We from time to time receive non-interest bearing loans from Xerox. Amounts payable to Xerox of $14 million and $37 million as of June 30, 2004 and December 31, 2003, respectively, are non-interest bearing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Total earned income was $32 million and $39 million for the second quarters of 2004 and 2003, respectively, and $60 million and $85 million for the first half of 2004 and 2003, respectively. Contracts receivable income represents amounts earned under an agreement with XC pursuant to which we purchased installment sales and lease contracts from XC prior to July 2001. Contracts receivable income declined by $11 million and $28 million for the second quarter and first half of 2004, respectively, compared to the second quarter and first half of 2003 reflecting the decrease in the portfolio of contracts receivable as a result of the decision to stop purchasing new contracts from XC, our sales of receivables back to XC, as well as contracts in the portfolio reaching maturity. Earned income on the XC Master Demand Note was $27 million and $49 million in the second quarter and first half of 2004, respectively, and $23 million and $46 million in the second quarter and first half of 2003, respectively. This income represents amounts earned on funds we have advanced to XC under the Master Demand Note.

Interest expense was $13 million and $20 million for the second quarters of 2004 and 2003, respectively, and $27 million and $40 million for the first half of 2004 and 2003, respectively. The decrease reflects lower debt levels, as the result of scheduled debt payments made during 2003.

The mark-to-market valuation of our interest rate derivatives resulted in a net gain of $8 million and $5 million for the second quarter and first half of 2004, respectively, as compared to a net gain of $1 million and $6 million in the second quarter and first half of 2003, respectively. These results are due to changes in the valuation of our cross-currency interest rate swaps associated with our Yen denominated borrowings. Differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

General and administrative expenses were $1 million for both the second quarter and first half of 2004, compared to an immaterial amount and $1 million for the second quarter and first half of 2003, respectively. These expenses are primarily incurred to administer the contracts receivable purchased from XC.

The effective income tax rate for the second quarter of 2004 was 37.0 percent and for the first half of 2004 was 37.3 percent compared to 38.0 percent in the first quarter of 2004. The effective income tax rate for the second quarter and the first half of 2003 was 37.0. percent compared to 39.3 percent for the full year 2003. The changes in effective tax rates reflect the changes in the applicable state tax rates.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

Net cash provided by operating activities was $18 million in the first half of 2004 compared to $31 million in the first half of 2003. The decrease in cash provided by operating activities in the first half of 2004 from the first half of 2003 was primarily due to the decrease in net income, which reflects the decline in contracts receivable income.

Net cash used in investing activities was $18 million in the first half of 2004 compared to net cash provided of $221 million in the first half of 2003. Both amounts reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001 and the loan of collected funds to Xerox. Accordingly, net collections from investments were $126 million and $333 million in the first half of 2004 and 2003, respectively, as new purchases of investments ceased in the third quarter of 2001. Cash used in investing activities also reflects proceeds of $8 million and $122 million in the first half of 2004 and 2003, respectively, from the sale of receivables back to XC as described in Note 2 to the Condensed Consolidated Financial Statements. In the first half of 2004 and 2003, contract collections and proceeds from the sale of receivables were offset by net advances to XC of $152 million and $236 million, respectively. The net advances to XC represent the net cash from operations, proceeds from investments and sales of receivables, offset, to the extent required, by cash for scheduled principle payments.

No cash was used in financing activities in the first half of 2004 compared to net cash used of $267 million in the first half of 2003. The cash usage in the first half of 2003 reflects principal payments on long-term debt, as no proceeds from new debt were received.

As of June 30 2004, we had approximately $1.5 billion of debt outstanding. We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet our remaining obligations as they mature.

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

Parent Company Disclosures

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004 FILED SEPARATELY WITH THE SEC.

Summary

	Three Months Ended June 30,		Six Months Ended June 30,
($ In millions)	2004	2003	2004	2003
Equipment sales	$1,070	$1,023	$2,052	$1,921
Post sale and other revenue	2,549	2,643	5,156	5,251
Finance income	234	254	472	505

Total Revenues	$3,853	$3,920	$7,680	$7,677

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,759	$1,696	$3,440	$3,285
Less: Supplies, paper and other sales	(689)	(673)	(1,388)	(1,364)

Equipment sales	$1,070	$1,023	$2,052	$1,921

Service, outsourcing & rentals	$1,860	$1,970	$3,768	$3,887
Add: Supplies, paper and other sales	689	673	1,388	1,364

Post sale and other revenue	$2,549	$2,643	$5,156	$5,251

Total second quarter 2004 revenues of $3.9 billion declined 2 percent from the 2003 second quarter including a 2-percentage point benefit from currency. Equipment sales grew 5 percent in the second quarter 2004 reflecting the success of our recent color and light production product launches, as well as a 2-percentage point benefit from currency. 2004 second quarter post sale and other revenue declined 4 percent from the 2003 second quarter as declines in Developing Market Operations (“DMO”), driven by Latin America, and older light lens technology products were partially offset by digital office and production color growth as well as a 2-percentage point currency benefit. The DMO and light lens declines reflect a reduction of equipment at customer locations and related page volume declines. Finance income declined 8 percent, including a 2-percentage point benefit from currency.

Total first half 2004 revenues of $7.7 billion were comparable to those for the six month period ended June 30, 2003 and included a 4-percentage point benefit from currency. Equipment sales increased 7 percent reflecting the success of our recent color and light production product launches and a 4-percentage point benefit from currency. Post sale and other revenues declined 2 percent as declines in older light lens technology products and DMO, driven by Latin America, were partially offset by digital office and production color growth as well as a 3-percentage point benefit from currency. The light lens and DMO declines reflect a reduction of equipment at customer locations and related page volume declines.

2004 second quarter net income of $208 million, or $0.21 per diluted share, included an after-tax gain of $30 million ($38 million pre-tax) from the previously announced sale of Xerox’s ownership interest in ScanSoft, Inc. (“ScanSoft”) and after-tax restructuring charges of $21 million ($33 million pre-tax). Second quarter 2003 net income of $86 million, or $0.09 per diluted share, included a $45 million after-tax loss ($73 million pre-tax) on the early extinguishment of debt related to the write-off of the remaining unamortized fees associated with our terminated 2002 credit facility, as well as after-tax restructuring charges of $23 million ($37 million pre-tax).

Net income for the six months ended June 30, 2004 was $456 million or $0.46 per diluted share compared with net income of $21 million or $0.00 per diluted share for the same period in the prior year. Net income for the first half of 2004 included an after-tax gain of $83 million ($109 million pre-tax) related to the sale of all but 2 percent of our 75 percent equity interest in ContentGuard Holdings, Inc. (“ContentGuard”), an after-tax gain of $30 million ($38 million pre-tax) from the ScanSoft sale and after-tax restructuring charges of $25 million ($39 million pre-tax). Net income for the first half of 2003 included a $183 million ($300 million pre-tax) charge related to the Berger v. Retirement Income Guarantee Plan Litigation, a $45 million after-tax loss ($73 million pre-tax) on the early extinguishment of debt related to the remaining unamortized fees associated with the terminated 2002 Credit Facility, and after-tax restructuring charges of $28 million ($45 million pre-tax).

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the six months ended June 30, 2004 and 2003 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
($ In millions)	2004	2003
Operating Cash Flows	$499	$841
Investing Cash Flows (Usage)	301	(104)
Financing Cash Usage	(698)	(1,363)
Effect of exchange rate changes on cash and cash equivalents	(37)	18

Increase (decrease) in cash and cash equivalents	65	(608)
Cash and cash equivalents at beginning of period	2,477	2,887

Cash and cash equivalents at end of period	$2,542	$2,279

Cash flows from operating activities for the six months ended June 30, 2004 were $499 million and reflect pre-tax income of $474 million and the following non-cash items: depreciation and amortization of $343 million, provisions for receivables and inventory of $98 million and net gains on the sale of businesses and assets of $50 million. In addition, net reductions of finance and accounts receivable generated $361 million of operating cash flow. Offsetting these positive items were pension contributions of $249 million, primarily reflecting our election to contribute $210 million to our U.S. plans in April 2004 for the purpose of making those plans 100 percent funded on a current liability basis under government funding rules. In addition, $136 million of income tax payments, $131 million of inventory usage, primarily due to new product introductions, $104 million of restructuring payments and $102 million of on lease equipment investment, further reduced our operating cash flow. The 2004 operating cash flow was $342 million lower than 2003 primarily due to higher pension contributions of $197 million, higher cash usage relating to inventory of $148 million to support our new product introductionsand increased other working capital uses of $178 million, partially offset by reduced restructuring payments of $149 million.

Cash flows from investing activities for the six months ended June 30, 2004 of $301 million included proceeds of $186 million from the sale of businesses and investments, primarily consisting of $66 million from the ContentGuard sale, $79 million from the Scansoft sale and $36 million from a preferred stock investment. In addition, $191 million was released from restricted cash during the period primarily relating to the renegotiation of certain secured borrowing arrangements with GE, and $39 million of proceeds were received from the sale of certain excess land and buildings. These proceeds were partially offset by capital expenditures and internal use software spending of $115 million. The 2003 period included $103 million of capital and internal use software spending and a $34 million increase in restricted cash balances principally related to our secured financing activity, partially offset by $29 million of proceeds from the sale of businesses.

Cash flows from financing activities for the six months ended June 30, 2004 primarily consisted of net payments on term and other debt of $909 million, and dividends on our Series B and C preferred stock of $55 million, partially offset by net proceeds on secured borrowings with lease financing sources of $220 million, including $187 million of proceeds from the new U.S. accounts receivable facility described below, and proceeds from stock option exercises of $47 million. Financing activities for the 2003 period primarily consisted of net proceeds from secured borrowing activity of $167 million and the following activity related to the completion of our June 2003 recapitalization plan- net proceeds from the convertible preferred stock offering of $889 million, net proceeds from the common stock offering of $451 million and other net cash outflows related to debt of $2,001 million. In addition, we made debt payments of $560 million associated with our Convertible Subordinated Debentures due 2018 which were repaid in April 2003 upon exercise of a put option by the holders and $295 million of net cash payments on term and other debt.

The following table compares finance receivables to financing-related debt as of June 30, 2004:

($ In millions)	Finance Receivables	Secured Debt
Finance Receivables Encumbered by Loans (1) :
GE Loans – U.S.	$2,862	$2,555
GE Loans – Canada	510	441
GE Loans – U.K.	708	635
Merrill Lynch and Asset-Based Loan – France	526	409
DLL-Netherlands, Spain and Belgium	358	292

Total – Finance Receivable Securitizations	$4,964	$4,332

Unencumbered Finance Receivables	$3,301

Total Finance Receivables (2)	$8,265

(1)	Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.

(2)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of June 30, 2004.

Our scheduled debt maturities for the remainder of 2004 and 2005 by quarter, and 2006, 2007, 2008 by year and thereafter are as follows:

(in millions)	2004	2005	2006	2007	2008	Thereafter
First Quarter		$568
Second Quarter		1,346
Third Quarter	$754	355
Fourth Quarter	1,551	349

Full Year	$2,305	$2,618	$904	$873	$836	$2,734

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2004, 2005, 2006, 2007, 2008 and thereafter are as follows: $1,106 million, $1,530 million, $871 million, $373 million, $452 million and $0, respectively. These debt maturities reflect the renegotiation of the payment terms for certain of our U.S. GE secured borrowings during the second quarter 2004 which extended their maturity.

Swap Termination

During the first quarter 2004, we entered into two transactions as part of our overall interest rate risk and cost management program. We terminated interest rate swaps with a notional value of $600 million and a fair value of $60 million, including $5 million of accrued interest, during the first half of 2004. The terminated swaps were previously designated and accounted for as fair value hedges against the $600 million Senior Notes due 2009. Accordingly, the corresponding $55 million fair value adjustment to the Senior Notes is being amortized to earnings over the remaining term of the notes. We also entered into pay variable/receive fixed interest rate swaps with a notional amount of $600 million associated with the 2027 liability to Capital Trust I. These swaps were designated and accounted for as fair value hedges.

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

Our current credit ratings remain unchanged from December 31, 2003 and are as follows:

	Senior Unsecured Debt	Outlook	Comments

Moody’s (1) (2)	B1	Stable	The Moody’s rating was upgraded from B1 (with a negative outlook) in December 2003.

S&P	B+	Negative	The S&P rating on Senior Secured Debt is BB-.

Fitch	BB	Stable	The Fitch rating was upgraded from BB- (with a negative outlook) in June 2003.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating.

(2)	On June 29, 2004, Moody’s issued a press release placing the long-term debt rating of Xerox and its supported subsidiaries under review for possible upgrade.

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

Accounts Receivable Financing

In June 2004 we completed a transaction with General Electric Capital Corporation for a three-year $400 million revolving credit facility secured by U.S. accounts receivable. As of June 30, 2004, approximately $187 million was drawn, secured by $305 million of accounts receivable. This arrangement is being accounted for as a secured borrowing as both the accounts receivable and related borrowings are reflected in our condensed consolidated balance sheets.

Summary—Financial Flexibility and Liquidity:

With $2.5 billion of cash and cash equivalents on hand at June 30, 2004 and borrowing capacity under our 2003 Credit Facility of $700 million, less $15 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Financial Risk Management

As a multinational company, we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. As a result of our improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy, described below, has substantially improved. Certain of these hedging arrangements do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, our results of operations are exposed to some volatility, which we attempt to minimize or eliminate whenever possible. The level of volatility will vary with the level of derivative hedges outstanding, as well as the currency and interest rate market movements in the period.

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

Some of our derivative contracts and several other material contracts at June 30, 2004 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004.

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

During our second fiscal quarter, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

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

XEROX CREDIT CORPORATION
(Registrant)

August 9, 2004	BY:	/s/ JOHN F. RIVERA
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