Form 10-Q
period 2004-09-30
XEROX CREDIT CORP
filed 2004-11-12
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of October 31, 2004
Common Stock	2,000

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

Xerox’s liquidity is a function of its ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of Xerox’s finance receivables portfolios. With $3.4 billion of cash and cash equivalents on hand at September 30, 2004 and borrowing capacity under its 2003 Credit Facility of $700 million, less $15 million utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing Xerox’s outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. The Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s vendor financing program provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of September 30, 2004, $2.5 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At September 30, 2004, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

XEROX CREDIT CORPORATION

Form 10-Q

September 30, 2004

Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

Exhibit 3 (b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12 (a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

Exhibit 12 (b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31 (a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)

	September 30, 2004	December 31, 2003
ASSETS
Investments:
Contracts receivable	$127	$331
Unearned income	(6)	(21)
Allowance for losses	(3)	(8)

Total investments, net	118	302
Notes receivable - Xerox and affiliates	2,222	2,034
Other assets	6	25

Total assets	$2,346	$2,361

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable due within one year	$902	$—
Notes payable after one year	556	1,501
Due to Xerox Corporation, net	9	37
Other liabilities	29	6

Total liabilities	1,496	1,544

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained Earnings	608	575

Total shareholder’s equity	850	817

Total liabilities and shareholder’s equity	$2,346	$2,361

The accompanying notes are an integral part of the consolidated financial statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions)

	Three months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Earned Income:
Contracts receivable	$3	$16	$14	$55
Xerox note receivable	29	22	78	68

Total earned income	32	38	92	123

Expenses:
Interest	14	16	41	56
Loss/(Gain) on derivative instruments, net	3	3	(2)	(3)
General and administrative	—	1	1	2

Total expenses	17	20	40	55

Income before income taxes	15	18	52	68
Provision for income taxes	5	7	19	25

Net income	$10	$11	$33	$43

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Nine months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$33	$43
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on derivative instruments, net	(2)	(3)
Net change in other assets and other liabilities	15	25

Net cash provided by operating activities	46	65

Cash Flows from Investing Activities
Proceeds from investments	175	456
Net change in derivative collateralization	—	2
Proceeds from sales of contract receivables	9	137
Net advances to Xerox	(230)	(408)

Net cash (used in)/provided by investing activities	(46)	187

Cash Flows from Financing Activities
Principal payments on long-term debt and secured borrowings	—	(267)

Net cash used in financing activities	—	(267)

Decrease in cash and cash equivalents	—	(15)
Cash and cash equivalents, beginning of period	—	15

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation:

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

With $3.4 billion of cash and cash equivalents on hand at September 30, 2004 and borrowing capacity under its 2003 Credit Facility of $700 million, less $15 million utilized for letters of credit, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants, financial maintenance covenants and other limitations. The indentures governing Xerox’s outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of September 30, 2004, $2.5 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At September 30, 2004, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and it expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on Xerox’s liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox and assuming a similar facility was not established, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In connection with these agreements, we sold contracts receivable to XC aggregating $1 million and $9 million during the third quarter and first nine months of 2004, respectively. Contracts receivable of $15 million and $137 million were sold to XC during the third quarter and first nine months of 2003. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(3) Due to/from Xerox:

As of September 30, 2004 and December 31, 2003, demand loans to XC totaled $2,222 million and $2,034 million, respectively. These amounts, up to a balance of $2,750 million, bear interest at a rate equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) plus (ii) 2.00% (200 basis points). The rates, including the 200 basis points were 5.045% and 4.46% at September 30, 2004 and December 31, 2003, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. Our demand loans made to XC are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”), a copy of which was filed as an exhibit to our 2003 Annual Report on Form 10-K. From time to time we receive non-interest bearing loans from Xerox. Amounts payable to Xerox of $9 million and $37 million as of September 30, 2004 and December 31, 2003, respectively, are non-interest bearing.

(4) Subsequent Events

American Jobs Creation Act

The United States Congress passed the American Jobs Creation Act of 2004 (the “Act”), which the president signed into law on October 22, 2004. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction and international tax reforms designed to improve the global competitiveness of U.S. businesses. We do not believe the Act will have an impact on our effective tax rate or our deferred tax assets and liabilities.

Xerox’s Redemption of Convertible Trust Preferred Securities

Xerox announced on November 4, 2004 the redemption, effective December 6, 2004 (the “redemption date”), of all issued and outstanding 7-1/2% Convertible Trust Preferred Securities due 2021 (the “securities”). Currently 20.7 million securities are outstanding with an aggregate principal amount of $1.035 billion.

The securities were issued in November 2001 by Xerox Capital Trust II under a declaration of trust dated November 27, 2001 with Wells Fargo Bank, N.A., as trustee. The redemption price $51.875 per security, plus accrued and unpaid interest to the redemption date. The trustee will send a notice of redemption to all registered holders of the securities.

As an alternative to cash redemption, at the option of the holder, holders of the securities may elect to convert their securities into shares of Xerox common stock at a conversion rate of $9.125 per share (5.4795 shares of Xerox common stock per $50 principal amount of securities at maturity), at any time before the close of business on December 3, 2004 by complying with the conversion requirements set forth in the declaration of trust for the securities. The securities are convertible into a maximum of 113, 425, 650 shares of Xerox common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Total earned income was $32 million and $38 million for the third quarters of 2004 and 2003, respectively, and $92 million and $123 million for the first nine months of 2004 and 2003, respectively. Contracts receivable income represents amounts earned under an agreement with XC pursuant to which we purchased installment sales and lease contracts from XC prior to July 2001. Contracts receivable income declined by $13 million and $41 million for the third quarter and first nine months of 2004, respectively, compared to the third quarter and first nine months of 2003 reflecting the decrease in the portfolio of contracts receivable as a result of the decision to stop purchasing new contracts from XC, our sales of receivables back to XC and contracts in the portfolio reaching maturity. Earned income on the XC Master Demand Note was $29 million and $78 million in the third quarter and first nine months of 2004, respectively, and $22 million and $68 million in the third quarter and first nine months of 2003, respectively. This income represents amounts earned on funds we have advanced to XC under the Master Demand Note.

Interest expense was $14 million and $16 million for the third quarters of 2004 and 2003, respectively, and $41 million and $56 million for the first nine months of 2004 and 2003, respectively. The decrease reflects lower debt levels, as the result of scheduled debt payments made during 2003.

The mark-to-market valuation of our interest rate derivatives resulted in a net loss of $3 million and net gain of $2 million for the third quarter and first nine months of 2004, respectively, as compared to a net loss of $3 million and a net gain of $3 million in the third quarter and first nine months of 2003, respectively. These results are due to changes in the valuation of our cross-currency interest rate swaps associated with our Yen denominated borrowings. Differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings, which increases volatility in our earnings.

General and administrative expenses were $1 million for the first nine months of 2004, compared to $2 million for the first nine months of 2003, respectively. These expenses are primarily incurred to administer the contracts receivable purchased from XC.

The effective income tax rate for the third quarter of 2004 was 34.6 percent and for the first nine months of 2004 was 36.5 percent compared to 37.0 percent in the second quarter and 37.3 percent for the first half of 2004. The effective income tax rate for the third quarter and the first nine months of 2003 was 37.0 percent compared to 39.3 percent for the full year 2003. The changes in effective tax rates reflect the changes in the applicable state tax rates.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

Net cash provided by operating activities was $46 million in the first nine months of 2004 compared to $65 million in the first nine months of 2003. The decrease in cash provided by operating activities in the first nine months of 2004 from the first nine months of 2003 was primarily due to the decrease in net income, which reflects the decline in contracts receivable income.

Net cash used in investing activities was $46 million in the first nine months of 2004 compared to net cash provided of $187 million in the first nine months of 2003. Both amounts reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001. Accordingly, net collections from investments were $175 million and $ 456 million in the first nine months of 2004 and 2003, respectively, as new purchases of investments ceased in the third quarter of 2001. Cash used in investing activities also reflects proceeds of $9 million and $137 million in the first nine months of 2004 and 2003, respectively, from the sale of receivables back to XC as described in Note 2 to the Condensed Consolidated Financial Statements. In the first nine months of 2004 and 2003, contract collections and proceeds from the sale of receivables were offset by net advances to XC of $230 million and $408 million, respectively. The net advances to XC represent the net cash from operations, proceeds from investments and sales of receivables, offset, to the extent required, by cash for scheduled principal payments.

No cash was used in financing activities in the first nine months of 2004 compared to net cash used of $267 million in the first nine months of 2003. The cash usage in the first nine months of 2003 reflects principal payments on long-term debt, as no proceeds from new debt were received.

As of September 30, 2004, we had approximately $1.5 billion of debt outstanding. We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet our remaining obligations as they mature.

Financial Risk Management

We are exposed to market risk from changes in interest rates and foreign currency exchange rates that could affect our results of operations and financial condition. As a result of XC’s improved liquidity and financial position, management believes our ability to utilize derivative contracts as part of our risk management strategy, described below, has substantially improved. However, we ceased purchasing new contracts receivable from XC during 2001 and our existing portfolio of contracts will ultimately run-off as amounts are collected or contracts are sold back to XC. As a result, our exposures have effectively been limited to the current balances of receivables and related debt and will decrease over time as our portfolio of receivables is collected or sold and debt is repaid. In addition, our Master Demand Note with XC, which is significant to our balance sheet, earns interest at a market rate further limiting our exposure.

We enter into limited types of derivative contracts, including interest rate swap agreements and foreign currency swap agreements, cross currency interest rate swap agreements, forward exchange contracts, purchased foreign currency options and purchased interest rate collars, to manage interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that changes in their value is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

Parent Company Disclosures

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004 FILED SEPARATELY WITH THE SEC.

Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
($ In millions)	2004	2003	2004	2003
Equipment sales	$1,000	$948	$3,052	$2,869
Post sale and other revenue	2,486	2,540	7,642	7,791
Finance income	230	244	702	749

Total Revenues	$3,716	$3,732	$11,396	$11,409

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,652	$1,603	$5,092	$4,888
Less: Supplies, paper and other sales	(652)	(655)	(2,040)	(2,019)

Equipment sales	$1,000	$948	$3,052	$2,869

Service, outsourcing & rentals	$1,834	$1,885	$5,602	$5,772
Add: Supplies, paper and other sales	652	655	2,040	2,019

Post sale and other revenue	$2,486	$2,540	$7,642	$7,791

Total third quarter 2004 revenues of $3.7 billion were essentially flat as compared to the 2003 third quarter including a 3-percentage point benefit from currency. Equipment sales grew 5 percent in the third quarter 2004 reflecting a 2-percentage point benefit from currency as well as the success of our color and digital light production products. 2004 third quarter post sale and other revenue declined 2 percent from the 2003 third quarter as declines in older light lens technology products and developing market operations (“DMO”), driven by Latin America, were only partially offset by digital office and production growth as well as a 3-percentage point currency benefit. The DMO and light lens declines reflect a reduction of equipment at customer locations and related page volume declines. Finance income declined 6 percent, including a 3-percentage point benefit from currency.

Total revenues for the nine months ended September 30, 2004 of $11.4 billion were essentially flat as compared to the prior year period and included a 3-percentage point benefit from currency. Equipment sales increased 6 percent reflecting the success of our color and digital light production products and a 3-percentage point benefit from currency. Post sale and other revenues declined 2 percent as declines in older light lens technology products and DMO, driven by Latin America, were partially offset by digital office and production color growth as well as a 3-percentage point benefit from currency. The light lens and DMO declines reflect a reduction of equipment at customer locations and related page volume declines. Finance income declined 6 percent, including a 4-percentage point benefit from currency.

2004 third quarter net income was $163 million or 17 cents per diluted share. Third quarter 2004 net income included $38 million of 2004 third quarter equity income related to our share of the gain recorded by Fuji Xerox as a result of the transfer and settlement of a portion of their pension obligation to the Japanese government, as offset by after-tax restructuring charges of $16 million ($23 million pre-tax). 2003 third quarter net income of $117 million, or 11 cents per diluted share, included after-tax restructuring charges of $7 million ($11 million pre-tax).

Net income for the nine months ended September 30, 2004 was $619 million or 63 cents per diluted share compared with net income of $138 million or 11 cents per diluted share for the same period in the prior year. Net income for the nine months ended September 30, 2004 included an after-tax gain of $83 million ($109 million pre-tax) related to the sale of all but 2 percent of our 75 percent equity interest in ContentGuard Holdings, Inc. (“ContentGuard”), an after-tax $38 million pension settlement benefit from Fuji Xerox, an after-tax gain of $30 million ($38 million pre-tax) from the ScanSoft sale, as offset by after-tax restructuring charges of $41 million ($62 million pre-tax). Net income for the nine months ended September 30, 2003 included a $183 million ($300 million pre-tax) charge related to the Berger v. Retirement Income Guarantee Plan Litigation, a $45 million after-tax ($73 million pre-tax) loss on the early extinguishment of debt related to the remaining unamortized fees associated with the terminated 2002 Credit Facility, after-tax restructuring charges of $35 million ($56 million pre-tax) and certain non-recurring income tax benefits of $23 million.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the nine months ended September 30, 2004 and 2003 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
	2004	2003
	($ In millions)
Operating Cash Flows	$934	$908
Investing Cash Flows (Usage)	283	(65)
Financing Cash Usage	(282)	(1,496)
Effect of exchange rate changes on cash and cash equivalents	(17)	36

Increase (decrease) in cash and cash equivalents	918	(617)
Cash and cash equivalents at beginning of period	2,477	2,887

Cash and cash equivalents at end of period	$3,395	$2,270

Cash flows from operating activities for the nine months ended September 30, 2004 were $934 million, an increase of $26 million over the same period in 2003. The increase primarily results from lower pension plan contributions of $280 million and reduced restructuring payments of $157 million, partially offset by higher cash usage relating to inventory of $220 million to support our new product introductions and increased other working capital uses of $150 million, primarily related the fact that the runoff of finance receivables slowed. The runoff slowed due to the increase in 2004 equipment sales revenue.

Cash flows from investing activities for the nine months ended September 30, 2004 were $283 million and included proceeds of $187 million from the sale of businesses and investments, primarily consisting of $66 million from the ContentGuard sale, $79 million from the Scansoft sale and $36 million from a preferred stock investment. In addition, $216 million was released from restricted cash during the period and $46 million of proceeds were received from the sale of certain excess land and buildings. These proceeds were partially offset by capital expenditures and internal use software spending of $166 million. The 2003 period included $160 million of capital expenditures and internal use software spending, partially offset by a $61 million release from restricted cash and $29 million of proceeds from the sale of businesses.

Cash usage from financing activities for the nine months ended September 30, 2004 of $282 million included net payments on term and other debt of $380 million, dividends on our Series B and C preferred stock of $69 million, and dividends to minority shareholders of $14 million. These payments were partially offset by net proceeds on secured borrowings with lease financing sources of $128 million and proceeds from stock option exercises of $53 million. Financing activities for the 2003 period primarily consisted of net proceeds from secured borrowing activity of $32 million and the following activity related to the completion of our June 2003 recapitalization plan – net proceeds from the convertible preferred stock offering of $889 million, net proceeds from the common stock offering of $451 million and other net cash outflows related to debt of $2.0 billion. In addition, we made debt payments of $560 million associated with our Convertible Subordinated debentures due 2018 which were repaid in April 2003 upon exercise of a put option by the holders and $289 million of net cash payments on term and other debt.

The following table compares finance receivables to financing-related debt as of September 30, 2004:

	Finance Receivables	Secured Debt
	($ In millions)
Finance Receivables Encumbered by Loans (1):
GE Loans—U.S.	$2,750	$2,516
GE Loans—Canada	533	442
GE Loans—U.K.	688	623
Merrill Lynch and Asset-Based Loan—France	531	407
DLL-Netherlands, Spain and Belgium	374	285

Total—Finance Receivable Securitizations	$4,876	$4,273

Unencumbered Finance Receivables	$3,281

Total Finance Receivables (2)	$8,157

(1)	Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of September 30, 2004.

Our scheduled debt maturities for the remainder of 2004 and 2005 by quarter, and 2006, 2007, 2008 by year and thereafter are as follows:

	2004	2005	2006	2007	2008	Thereafter
	(in millions)
First Quarter		$657
Second Quarter		1,378
Third Quarter		414
Fourth Quarter	$1,614	380

Full Year	$1,614	$2,829	$842	$1,137	$826	$3,546

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2004, 2005, 2006, 2007, 2008 and thereafter are as follows: $596 million, $1.77 billion, $806 million, $658 million, $442 million and $0, respectively. These debt maturities reflect the renegotiation of the payment terms for certain of our U.S. GE secured borrowings during the second quarter 2004 which extended their maturity.

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

Our current credit ratings are as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)(2)	Ba2	Stable	The Moody’s rating was upgraded from B1 in August 2004.
S&P	B+	Negative	The S&P rating on Senior Secured Debt is BB–.
Fitch	BB	Stable	The Fitch rating was upgraded from BB– (with a negative outlook) in June 2003.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating. This rating was affirmed in August 2004.
(2)	On August 3, 2004, Moody’s upgraded the long term senior unsecured debt rating of Xerox from B1 to Ba2, a two notch upgrade. The corporate rating was upgraded to Ba1 and the outlook is stable.

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

2011 Senior Notes

In August 2004, we issued $500 million aggregate principal amount of Senior Notes due 2011, at par value, and received net proceeds of approximately $492 million. In September 2004, we issued an additional $250 million aggregate principal amount Senior Notes due 2011, at 104.25 percent of par, resulting in net proceeds of approximately $258 million. These notes form a single series of debt and were issued under our $2.5 billion universal shelf registration statement. Interest on the Senior Notes accrues at the rate of 6.875 percent per annum and is payable semiannually and, as a result of the premium we received on the second issuance of Senior Notes, have a weighted average effective interest rate of 6.6 percent. In conjunction with the issuance of the Senior Notes, debt issuance costs of $11 million were deferred.

Accounts Receivable Financing

In June 2004 we completed a transaction with General Electric Capital Corporation for a three-year $400 million revolving credit facility secured by U.S. accounts receivable. As of September 30, 2004, approximately $172 million was drawn, secured by $306 million of accounts receivable. This arrangement is being accounted for as a secured borrowing as both the accounts receivable and related borrowings are reflected in our condensed consolidated balance sheets.

Summary—Financial Flexibility and Liquidity:

With $3.4 billion of cash and cash equivalents on hand at September 30, 2004 and borrowing capacity under our 2003 Credit Facility of $700 million, less $15 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative contracts and several other material contracts at September 30, 2004 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004.

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

Pursuant to the Operating Agreement between XC and us, XC provides all billing, collection and other services related to the administration of our contracts receivables as well as all administrative and management services related to our third-party debt. The administrative services provided by XC include certain accounting and financial reporting processes and controls. In addition to the services provided by XC, we have certain internal controls in place that provide us with reasonable assurance that our financial reporting controls are adequate and we continuously monitor both XC’s and our own internal controls to ensure that our controls over financial reporting remain adequate.

(b)	Changes in Internal Controls

During our third fiscal quarter, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits

Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

	(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31	(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CREDIT CORPORATION
(Registrant)
Date: November 11, 2004	BY:	/s/ JOHN F. RIVERA
John F. Rivera
Vice President, Treasurer and
Chief Financial Officer

Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 1999.

	(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31	(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.