Form 10-K
period 2004-12-31
XEROX CREDIT CORP
filed 2005-03-10
CIK 351936

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2004 was: $0

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of February 27, 2005
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

THIS DOCUMENT CONSISTS OF 41 PAGES

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

In anticipation of the transactions described above, we stopped purchasing new contracts receivable from XC effective July 1, 2001, which has caused our existing portfolio to nearly run-off. We expect that our remaining portfolio will essentially be repaid or sold within the next year. Further, pursuant to the 2003 Credit Facility (discussed below), we are precluded from purchasing any new contracts receivable from XC. Our portfolio could be reduced more quickly if we sell additional contracts receivable back to XC, including sales made in connection with future secured borrowing arrangements entered into by XC.

The long-term viability and profitability of Xerox’s customer financing activities is dependent, in part, on its ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on Xerox’s credit ratings. Xerox’s access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until Xerox’s credit ratings have been restored to investment grade. Xerox is currently funding much of its customer financing activity through third-party financing arrangements, including several with GE in various geographies, cash generated from operations, cash on hand, capital markets offerings and securitizations. Xerox continues to borrow under third-party funding programs and actively pursue cost effective, alternative forms of financing, including the issuance of public debt securities.Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is, in the near term, largely dependent upon its ability to obtain funding at a reasonable cost, whether through third party funding arrangements (including securitizations and secured borrowings) or directly in the public debt markets and, longer term, upon having its credit ratings restored to investment grade. If Xerox is unable to continue to offer customer financing, it could materially affect its results of operations, financial condition and liquidity.

The adequacy of Xerox’s liquidity depends on its ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of Xerox’s receivables portfolios. With $3.2 billion of cash and cash equivalents on hand at December 31, 2004, borrowing capacity under its 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through its customer financing arrangements, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing Xerox’s outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. The Loan Agreement with GECC (effective through 2010) relating to Xerox’s vendor financing program provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of December 31, 2004, $2.5 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At December 31, 2004, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations and financial condition. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the Senior Notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

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

In September 2001, Xerox entered into framework agreements with General Electric (GE) under which GE (or an affiliate thereof) would manage Xerox’s customer administrative functions, provide secured financing for XC’s existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers in the U.S through an on-going secured borrowing arrangement. Xerox and GE entered into definitive agreements in 2001 and 2002. In May 2002, Xerox Capital Services (XCS), XC’s U.S. venture with GE, became operational. XCS now manages Xerox’s customer administration functions in the U.S. including credit approval, order processing, billing and collections. In October 2002, XC completed an eight-year agreement in the U.S. (the “New U.S. Vendor Financing Agreement”), under which GE became the primary equipment financing provider in the U.S., through monthly loans secured by Xerox’s new lease originations up to a maximum amount of $5.0 billion. This agreement was effectively a replacement of an agreement entered into in November 2001 whereby GE provided funding to XC secured by lease receivables up to a maximum of $2.6 billion.

In anticipation of GE becoming the primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001 and our existing portfolio of contracts has nearly run off due to amounts under the contracts having been collected or the contracts having been sold back to XC. Since June 30, 2001, gross contracts receivable has decreased by 99 percent to $88 million as of December 31, 2004, which we expect will be repaid, or sold to XC, in 2005.

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

Historically, we paid XC a fee to provide billing, collection and other services related to the administration of the receivables that we purchased from XC. Since XC provided these services, we maintained minimal facilities and had no separate infrastructure or employees. As noted above, on May 1, 2002, XCS became operational and now manages XC’s customer administration and leasing activities in the U.S. Accordingly, subsequent to May 1, 2002, XCS manages our contracts instead of XC, and we now pay a fee to XCS rather than to XC for these services. The fees we pay to XCS have been and are expected to be equal to the fees paid to XC. Once our existing portfolio has been repaid or sold, we will no longer incur these fees.

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

We will continue to loan to XC, on a demand basis, the proceeds from the sale or collection of our receivables. In addition, we will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate. We have no current intentions to pay any dividends.

ITEM 2. Properties

We do not own any facilities. Our principal executive offices in Stamford, Connecticut, which consists of approximately 500 square feet of office space, are leased. These facilities are deemed adequate by management.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Required

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Because we are a wholly owned subsidiary, there is no market for our common shares. There were no dividends declared during the five years ended December 31, 2004.

ITEM 6. Selected Financial Data

Not Required

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Due to the fact that our liquidity is dependent upon the liquidity of XC, our ultimate parent, this Item 7 includes excerpts from XC’s MD&A which is presented separately from our own. Certain matters discussed in the excerpts of XC’s MD&A will relate to events and transactions that do not directly affect our liquidity.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Until July 2001, our sole business was to purchase non-cancelable contracts receivable arising from installment sales and lease contracts originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us. However, in anticipation of the agreements between XC and GE, we stopped purchasing new contracts receivable from XC effective July 1, 2001. Our existing portfolio of contracts receivable has nearly run off due to amounts under the contracts having been collected or contracts having been sold back to XC as part of XC’s securitization strategy. Since June 30, 2001, gross contracts receivable has decreased by 99 percent to $88 million as of December 31, 2004 with $75 million expected to be repaid in 2005.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertook the purchases noted above. Since July 2001, we have not purchased receivables from XC. Earned income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the amended Master Demand Note made by XC to us (the Master Demand Note) a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.

During 2001, XC entered into an agreement with GE whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GE became the primary equipment financing provider in the U.S., through monthly loans secured by XC’s new lease originations up to a maximum amount of $5.0 billion outstanding at any one time. In connection with these agreements, during 2004, 2003 and 2002 we sold contracts receivable to XC aggregating $9 million, $151 million and $451 million, respectively. The sales to XC were accounted for as sales of contracts receivable at approximately book value, which approximated fair value.

Total earned income was $ 126 million, $154 million and $275 million for the years ended December 31, 2004, 2003 and 2002, respectively. Contracts receivable income declined by $47 million and $111 million in 2004 and 2003, respectively. The declines reflect the decrease in the outstanding portfolio of contracts receivable as a result of the decision to discontinue purchasing receivables from XC in July 2001 as well as the sales of contracts receivable back to XC during the three year period ended December 31, 2004. Earned income of $109 million and $90 million on the Demand Note in 2004 and 2003, respectively, partially offset the decline in contracts receivable income. The increase in earned income in 2004 on the Demand Note as compared to 2003 was primarily related to a higher average balance in 2004 as there were no repayments received nor required from XC in 2004.

Interest expense was $56 million, $67 million and $122 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in 2004 and 2003 from the prior year amounts reflects lower debt levels as a result of regularly scheduled payments in 2003 and 2002. During 2004 no debt was scheduled to be paid down compared to $467 million and $1.8 billion in 2003 and 2002, respectively.

The mark-to-market valuation of our interest rate derivatives resulted in a net gain of $2 million and $4 million in 2004 and 2003, respectively.

General and administrative expenses were $1 million in 2004 compared to $2 million in 2003 and $6 million in 2002. These expenses are incurred to administer the contracts receivable purchased from XC. The decline in 2004 and 2003 reflects the lower level of receivables as compared to the prior year.

The effective income tax rate was 30.8 percent in 2004 compared to 39.3 percent in 2003 and 31.7 percent in 2002. The 2004 and 2002 effective tax rates included tax benefits from the favorable resolutions of audits and certain other tax-related adjustments, as well as, a reduction in our estimated state tax rate as a result of our exit from doing business in various states over the past several years.

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

Net cash provided by operating activities was $61 million in 2004 compared to $95 million in 2003 and $110 million in 2002. The decrease in cash provided by operating activities in 2004 from 2003 was due to the decrease in net income, which reflects the decline in contracts receivable, as well $60 million included in 2003 from the proceeds of a swap termination. Partially offsetting these decreases was a reduction in taxes paid of $47 million.

Net cash used in investing activities was $61 million in 2004 compared to net cash provided from investing activities of $357 million in 2003. Both amounts reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001. Accordingly, collections from investments were $211 million and $571 million in 2004 and 2003, respectively, as new purchases of investments ceased in the third quarter of 2001. 2004 and 2003 also reflect proceeds of $9 million and $151 million, respectively, from the sale of receivables back to XC as described in Note 2 to the Consolidated Financial Statements. In both 2004 and 2003, contract collections and proceeds from the sale of receivables were offset by net advances to XC as described in Note 4. In 2003, the advances to XC reflect our receipt of $467 million that we used to repay our debt.

In connection with XC’s financing agreement with GE, during 2004, 2003 and 2002, we sold back to XC an aggregate of $9 million,

$151 million and $451 million, respectively, of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

Net cash used in financing activities was $467 million in 2003 compared to $1,804 million in 2002. There were no debt repayments or borrowings in 2004. 2003 reflects principal payments on debt of $467 million and 2002 primarily reflects the $1,020 million repayment of our revolver debt and $784 million of other debt, as no proceeds from new debt were received.

As of December 31, 2004, we had approximately $1.5 billion of debt outstanding. We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet our remaining maturing obligations.

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

Financial Risk Management

Historically we have been exposed to market risk from changes in interest rates and foreign currency exchange rates that could affect our results of operations and financial condition. We had historically entered into certain derivative contracts, including interest rate swap agreements and foreign currency swap agreements to manage these interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

However, we ceased purchasing new contracts receivable from XC during 2001 and our existing portfolio of contracts will has nearly run-off due to amounts under the contracts having been collected or contracts having been sold back to XC. As a result, our exposures have effectively been limited to the current balances of receivables and related debt and will further decrease over time as our remaining portfolio of receivables is collected or sold and debt is repaid. In addition, our Master Demand Note with XC earns interest at a market rate, which further limits our exposure. See Note 6 to the Consolidated Financial Statements for a more detailed discussion of our remaining derivative activity.

The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2004, a 10 percent change in market interest rates would change the fair values of such financial instruments by approximately $37 million.

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation 2004 Annual Report on Form 10-K.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S 2004 ANNUAL REPORT ON FORM 10-K FILED SEPARATELY WITH THE SEC.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Throughout this document, references to “we,” “our” or “us” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.

Executive Overview

We are a technology and services enterprise and a leader in the global document market, developing, manufacturing, marketing, servicing and financing the industry’s broadest portfolio of document equipment, solutions and services. Our industry is undergoing a transformation from older technology light lens devices to digital systems, the transition from black and white to color, as well as an increased reliance on electronic documents. We believe we are well positioned as this transformation plays to our strengths and represent opportunities for future growth, since our research and development investments have been focused on digital and color offerings.

We operate in competitive markets and our customers demand improved solutions, such as the ability to print offset quality color documents on demand; improved product functionality, such as the ability to print, copy, fax and scan from a single device; and lower prices for the same functionality. We deliver advanced technology through focused investment in research and development and offset lower prices through continuous improvement of our cost base. Our revenue is heavily dependent on the amount of equipment installed at customer locations and the utilization of those devices. As such, our critical success factors include hardware installation and equipment sales growth to stabilize and grow our installed base of equipment at customer locations. In addition to our installed base, the key factors in delivering growth in our recurring revenue streams (supplies, service, paper, outsourcing and rental, which we collectively refer to as post sale revenue) are page volume growth and higher revenue per page. Connected multifunction devices and new services and solutions are key drivers to increase equipment usage. The transition to color is the primary driver to improve revenue per page, as color documents typically require significantly more toner coverage per page than traditional black and white printing. Revenue per color page is approximately five times higher than revenue per black and white page.

Financial Overview

In 2004, we made significant progress in positioning ourselves for revenue growth and earnings expansion while significantly improving our overall financial condition and liquidity. Our continued focus on investment in the growing areas of digital production and office systems contributed to revenue growth as the majority of our equipment sales were generated from products launched in the last two years. Total revenue increased modestly, as equipment sales growth was essentially offset by declines in post sale and other.

We maintained our focus on cost management throughout 2004. While gross margins were slightly below our targeted level, we continued to offset lower prices with productivity improvements. Gross margins were impacted by a change in overall product mix, as well as performance in our Developing Markets Operations. We reduced selling, administrative and general (“SAG”) expenses as a result of expense efficiencies and reductions in bad debt expense. We continued to invest in research and development, prioritizing our investments in the faster growing areas of the market. In addition, we reduced interest expense by decreasing debt by over $1 billion during the year.

Our 2004 balance sheet strategy focused on reducing our total debt, optimizing operating cash flows and utilizing long-term funding agreements to support our customer financing operations. The successful implementation of this strategy in 2004 enabled us to significantly improve our liquidity and finish the year with a cash balance of $3.2 billion. Our prospective balance sheet strategy includes: returning our credit rating to investment grade; optimizing operating cash flows; reducing total debt and leverage; achieving an optimal cost of capital; rebalancing secured and unsecured debt; and effectively deploying cash to deliver and maximize long-term shareholder value.

Revenues for the three years ended December 31, 2004 were as follows:

	Year Ended December 31,			Percent Change
($ in millions)	2004	2003	2002	2004	2003
Equipment sales	$4,480	$4,250	$3,970	5%	7%
Post sale and other revenue	10,308	10,454	10,879	(1)%	(4)%
Finance income	934	997	1,000	(6)%	—

Total revenues	$15,722	$15,701	$15,849	—	(1)%

Total color revenue included in total revenues	$3,903	$3,267	$2,781	9%	17%

The following presentation reconciles the above information to the revenue classifications included in our Consolidated Statements of Income:

	Year Ended December 31,
($ in millions)	2004	2003	2002
Sales	$7,259	$6,970	$6,752
Less: Supplies, paper and other sales	(2,779)	(2,720)	(2,782)

Equipment Sales	$4,480	$4,250	$3,970

Service, outsourcing and rentals	$7,529	$7,734	$8,097
Add: Supplies, paper and other sales	2,779	2,720	2,782

Post sale and other revenue	$10,308	$10,454	$10,879

Total 2004 revenues of $15.7 billion increased modestly as compared to 2003 including a 3-percentage point benefit from currency. Equipment sales increased 5 percent reflecting the success of our color and digital light production products and a 3-percentage point benefit from currency. Post sale and other revenues declined 1 percent as declines in older light lens technology products and Developing Market Operations (“DMO”), driven by Latin America, were partially offset by growth in digital office and production color, as well as a 3-percentage point benefit from currency. The light lens and DMO declines reflect a reduction of equipment at customer locations and related page volume declines. As our equipment sales continue to increase, we expect the effects of post-sale declines will moderate and ultimately reverse over time. Finance income, which reflects a decrease in equipment lease originations over the past several years, declined 6 percent, including a 4-percentage point benefit from currency.

Total 2003 revenues of $15.7 billion declined one percent from 2002, reflecting moderating year-over-year revenue declines, as well as a 5-percentage point benefit from currency. Equipment sales increased 7 percent in 2003, reflecting a 6-percentage point benefit from currency, as well as the success of our numerous color multifunction and production color products and growth in our Developing Markets Operations (DMO) segment. 2003 Post sale and other revenue declined 4 percent from 2002, primarily due to declines in older technology light lens revenues, DMO and the Small Office / Home Office (SOHO) business which we exited in the second half of 2001. These declines were partially offset by growth in our digital revenues and a 5-percentage point benefit from currency. Post sale and other revenue declines reflect the reduction in our equipment at customer locations and related page volume declines. 2003 Finance income approximated that of 2002, including a 5-percentage point benefit from currency.

Net income and diluted earnings per share for the three years ended December 31, 2004 were as follows:

	Year Ended December 31,
($ in millions, except share amounts)	2004	2003	2002
Net income	$859	$360	$91
Preferred stock dividends	(73)	(71)	(73)

Income available to common shareholders	$786	$289	$18

Diluted earnings per share	$0.86	$0.36	$0.02

2004 Net income of $859 million, or 86 cents per diluted share, included an after-tax gain of $83 million ($109 million pre-tax) related to the sale of substantially all of our investment in ContentGuard Holdings, Inc. (“ContentGuard”), an after-tax $38 million pension settlement benefit from Fuji Xerox, an after-tax gain of $30 million ($38 million pre-tax) from the sale of our investment in ScanSoft, Inc. (“ScanSoft”) and after-tax restructuring charges of $57 million ($86 million pre-tax).

2003 Net income of $360 million, or 36 cents per diluted share, included after-tax restructuring charges of $111 million ($176 million pre-tax), an after-tax charge of $146 million ($239 million pre-tax) related to the court approved settlement of the Berger v. RIGP litigation, a $45 million after-tax ($73 million pre-tax) loss on early extinguishment of debt and income tax benefits of $35 million from the reversal of deferred tax asset valuation allowances.

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

Capital Resources and Liquidity

Cash Flow Analysis: The following summarizes our cash flows for each of the three years ended December 31, 2004, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements ($ in millions):

	2004	2003	2002
Net cash provided by operating activities	$1,750	$1,879	$1,980
Net cash provided by investing activities	203	49	93
Net cash used in financing activities	(1,293)	(2,470)	(3,292)
Effect of exchange rate changes on cash	81	132	116

Increase (decrease) in cash and cash equivalents	741	(410)	(1,103)
Cash and cash equivalents at beginning of year	2,477	2,887	3,990

Cash and cash equivalents at end of year	$3,218	$2,477	$2,887

Operating: For the year ended December 31, 2004, operating cash flows were $1.8 billion, a decrease of $129 million over the same period in 2003. The decrease primarily results from lower finance receivable reductions of $159 million reflecting the increase in equipment sale revenue in 2004, higher cash usage related to inventory of $100 million to support new product launches and increased tax payments of $46 million due to increased income. In addition, there was lower cash generation from the early termination of interest rate swaps of $62 million. These cash outflows were partially offset by lower pension plan contributions of $263 million.

For the year ended December 31, 2003, operating cash flows were $1.9 billion, a decrease of $101 million over the same period in 2002. The decrease primarily reflects increased pension plan contributions of $534 million, lower finance receivable reductions of $258 million reflecting the increase in equipment sale revenue in 2003 and an increased on-lease equipment investment of $39 million. These items were partially offset by increased pre-tax income of $332 million, lower tax payments of $235 million and increased cash proceeds from the early termination of interest rate swaps of $80 million. The lower tax payments reflect the absence of the $346 million tax payment associated with the 2001 sale of a portion of our ownership interest in Fuji Xerox.

We expect operating cash flows to be between $1.0 billion and $1.5 billion in 2005, as compared to $1.8 billion in 2004. The reduction includes the expected change in finance receivables consistent with expected equipment sales expansion, along with expected on-lease equipment growth as well as the absence of early derivative contract termination cash flow.

Investing: Investing cash flows for the year ended December 31, 2004 of $203 million included $191 million proceeds from the sale of businesses and investments, primarily consisting of $66 million from the ContentGuard sale, $79 million from the ScanSoft sale and $36 million from a preferred stock investment. In addition, $223 million was released from restricted cash during the period primarily related to the renegotiation of certain secured borrowing arrangements and scheduled releases from an escrow account supporting interest payments on our liability to a trust issuing preferred securities. We also received $53 million of proceeds from the sale of certain excess land and buildings. These aggregate proceeds were partially offset by capital and internal use software spending of $252 million. We expect 2005 capital expenditures to approximate $250 million.

Investing cash flows for the year ended December 31, 2003 of $49 million consisted primarily of $235 million released from restricted cash related to former reinsurance obligations associated with our discontinued operations, $35 million of aggregate cash proceeds from the divestiture of our investment in Xerox South Africa, XES France and Germany and other minor investments, partially offset by capital and internal use software spending of $250 million.

Financing: Cash usage from financing activities for the year ended December 31, 2004 of $1.3 billion included payments of scheduled maturities on Euro and Dollar denominated term debt of $2.1 billion, net payments of other debt totaling $103 million and preferred stock dividends of $83 million. These net payments were partially offset by net proceeds of $750 million from the issuance of the 2011 Senior Notes, net proceeds from secured borrowing activity of $155 million and proceeds from stock options exercises of $73 million.

Cash usage from financing activities for the year ended December 31, 2003 of $2.5 billion included net payments on our 2002 credit facility of $3.5 billion, net payments on term and other debt of $2.0 billion and preferred stock dividends of $57 million. These payments were partially offset by net proceeds from secured borrowing activity of $269 million and the following activity related to the completion of our June 2003 recapitalization plan - net proceeds from the convertible preferred stock offering of $889 million, net proceeds from the common stock offering of $451 million, net proceeds from the 2010 and 2013 Senior Notes of $1.2 billion and net proceeds from the 2003 Credit Facility of $271 million.

Customer Financing Activities and Debt: We provide equipment financing to the majority of our customers. Because the finance leases allow our customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these customer finance leases. We have funded a significant portion of our finance receivables through third-party secured funding arrangements. Under these arrangements, debt is secured by the finance receivables it supports, which eliminates certain significant refinancing, pricing and duration risks associated with our debt. In addition to these third party arrangements, we support our customer finance leasing with cash generated from operations and through capital markets offerings.

During the years ended December 31, 2004 and 2003, we borrowed $2.1 billion and $2.5 billion, respectively, under third-party secured funding arrangements. Approximately 60 percent of our total finance receivable portfolio has been pledged to secure funding at both December 31, 2004 and December 31, 2003. The following table compares finance receivables to financing-related debt as of December 31, 2004 and 2003 ($ in millions):

	December 31, 2004		December 31, 2003
	Finance Receivables Net	Secured Debt	Finance Receivables Net	Secured Debt
GE secured loans:
United States	$2,711	$2,486	$2,939	$2,598
Canada	486	426	528	440
United Kingdom	771	685	719	570
Germany	—	—	114	84

Total GE encumbered finance receivables, net	3,968	3,597	4,300	3,692
Merrill Lynch Loan – France	368	287	138	92
Asset-backed notes – France	225	148	429	364

DLL – Netherlands, Spain, and Belgium	436	404	335	277

Total encumbered finance receivables, net (1)	4,997	$4,436	5,202	$4,425

Unencumbered finance receivables, net	3,500		3,611

Total finance receivables, net (2)	$8,497		$8,813

Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.

Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the consolidated balance sheets as of December 31, 2004 and 2003.

As of December 31, 2004 and 2003, debt secured by finance receivables was approximately 44 percent and 40 percent of total debt, respectively. The following represents our aggregate debt maturity schedule as of December 31, 2004 ($ in millions):

	Bonds/ Bank Loans	Secured by Finance Receivables	Total Debt
2005	$1,177	$1,897	$3,074	(1)
2006	36	915	951
2007	528	838	1,366
2008	385	656	1,041
2009	932	27	959
Thereafter	2,630	103	2,733

Total	$5,688	$4,436	$10,124

(1)	Quarterly debt maturities (in millions) for 2005 are $681, $1,500, $421 and $472 for the first, second, third and fourth quarters, respectively.

The following table summarizes our secured and unsecured debt as of December 31, 2004 and 2003 ($ in millions):

	December 31, 2004	December 31, 2003
Term Loan	$300	$300
Debt secured by finance receivables	4,436	4,425
Capital leases	58	29
Debt secured by other assets	235	99

Total Secured Debt	$5,029	$4,853

Senior Notes	2,936	2,137
Subordinated debt	19	19
Other Debt	2,140	4,157

Total Unsecured Debt	5,095	6,313

Total Debt	$10,124	$11,166

Liquidity: We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

With $3.2 billion of cash and cash equivalents on hand at December 31, 2004, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our secured funding programs, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. As of December 31, 2004, we had an active shelf registration statement with $1.75 billion of capacity that enables us to access the market on an opportunistic basis and offer both debt and equity securities.

Credit Facility: The 2003 Credit Facility consists of a $300 million term loan and a $700 million revolving credit facility which includes a $200 million sub-facility for letters of credit. Xerox Corporation is the only borrower of the term loan. The revolving credit facility is available, without sub-limit, to Xerox Corporation and certain of its foreign subsidiaries, including Xerox Canada Capital Limited, Xerox Capital (Europe) plc and other qualified foreign subsidiaries (excluding Xerox Corporation, the “Overseas Borrowers”). The 2003 Credit Facility matures on September 30, 2008. As of December 31, 2004, the $300 million term loan and $15 million of letters of credit were outstanding and there were no outstanding borrowings under the revolving credit facility. Since inception of the 2003 Credit Facility in June 2003, there have been no borrowings under the revolving credit facility.

The term loan and the revolving loans each bear interest at LIBOR plus a spread that varies between 1.75 percent and 3 percent or, at our election, at a base rate plus a spread that depends on the then-current leverage ratio, as defined, in the 2003 Credit Facility. This rate was 3.92 percent at December 31, 2004.

The 2003 Credit Facility contains affirmative and negative covenants as well as financial maintenance covenants. Subject to certain exceptions, we cannot pay cash dividends on our common stock during the facility term, although we can pay cash dividends on our preferred stock provided there is then no event of default. In addition to other defaults customary for facilities of this type, defaults on other debt, or bankruptcy, of Xerox, or certain of our subsidiaries, and a change in control of Xerox, would constitute events of default. At December 31, 2004, we were in compliance with the covenants of the 2003 Credit Facility and we expect to remain in compliance for at least the next twelve months.

Other Financing Activity

Financing Business: We currently fund our customer financing activity through third-party funding arrangements, cash generated from operations, cash on hand, capital markets offerings and securitizations. In the United States, Canada, the U.K., and France, we are currently funding a significant portion of our customer financing activity through secured borrowing arrangements with GE and Merrill Lynch. In The Netherlands, Spain and Belgium, we utilize a consolidated joint venture relationship with De Lage Landen International BV (“DLL”), whereby the joint venture, funded by DLL’s parent, became our primary equipment financing partner for new lease originations in those countries. We also have arrangements in Italy, the Nordic countries, Brazil and Mexico in which third party financial institutions originate lease contracts directly with our customers. In these transactions, we sell and transfer title to the equipment to these financial institutions and generally have no continuing ownership rights in the equipment subsequent to its sale. Several of the more significant customer financing arrangements are discussed below. See Note 3 to the Consolidated Financial Statements for a more detailed discussion of our customer financing arrangements.

Secured Borrowing Arrangements: In October 2002, we finalized an eight-year Loan Agreement with General Electric Capital Corporation (“GECC”). The Loan Agreement provides for a series of monthly secured loans up to $5 billion outstanding at any time ($2.5 billion outstanding at December 31, 2004). The $5 billion limit may be increased to $8 billion subject to agreement between the parties. Additionally, the agreement contains mutually agreed renewal options for successive two-year periods. The Loan Agreement, as well as separate loan agreements with GE in the U.K. and Canada that have similar terms, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

Under the Loan Agreement, we expect GECC to fund a significant portion of new U.S. lease originations at over-collateralization rates, which vary over time, but are expected to approximate 10 percent at the inception of each funding. The secured loans are subject to interest rates calculated at each monthly loan occurrence at yield rates consistent with average rates for similar market based transactions. The funds received under this agreement are recorded as secured borrowings and the associated finance receivables are included in our Consolidated Balance Sheet. GECC’s commitment to fund under this agreement is not subject to our credit ratings.

France Secured Borrowings: In July 2003, we securitized receivables of $443 million, previously funded under a 364-day warehouse financing facility established in December 2002 with subsidiaries of Merrill Lynch, with a three-year public secured financing arrangement. In addition, we established a new warehouse financing facility to fund future lease originations in France. This facility can provide funding for new lease originations up to €350 million (U.S. $477 million), outstanding at any time, and balances may be securitized through a similar public offering within two years.

The Netherlands Secured Borrowings: Beginning in the second half of 2002, we received a series of fundings through our consolidated joint venture with DLL from DLL’s parent, De Lage Landen Ireland Company. The fundings are secured by our lease receivables in The Netherlands which were transferred to the DLL joint venture. In addition, the DLL joint venture also became our primary equipment financing provider in the Netherlands for all new lease originations. In the fourth quarter of 2003, the DLL joint venture expanded its operations to include Spain and Belgium.

Loan Covenants and Compliance: At December 31, 2004, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us and assuming a similar facility was not established, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations. We have the right at any time to prepay without penalty any loans outstanding under or terminate the 2003 Credit Facility.

Capital Markets Offerings and Other: In August 2004, we issued $500 million aggregate principal amount of Senior Notes due 2011 at par value and, in September 2004, we issued an additional $250 million aggregate principal amount Senior Notes due 2011 at 104.25 percent of par. These notes, which are discussed further in Note 9 to the Consolidated Financial Statements, form a single series of debt. Interest on the Senior Notes accrues at the annual rate of 6.875 percent and, as a result of the premium we received on the second issuance of Senior Notes, have a weighted average effective interest rate of 6.6 percent. The weighted average effective interest rate associated with the Senior Notes reflects our recently improved liquidity and ability to access the capital markets on more favorable terms.

In December 2004, we completed the redemption of our liability to the Xerox trust issuing trust preferred securities. In lieu of cash redemption, holders of substantially all of the securities converted $1.0 billion aggregate principal amount of securities into 113 million shares of our common stock. As a result of this conversion and redemption, there is no remaining outstanding principal. This redemption, which had no impact on diluted earnings per share, is discussed further in Note 10 to the Consolidated Financial Statements.

Credit Ratings: Our credit ratings as of February 21, 2005 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1) (2)	Ba2	Stable	The Moody’s rating was upgraded from B1 in August 2004.
S&P	B+	Stable	The S&P rating on Senior Secured Debt is BB-. The outlook was upgraded to stable in January 2005.
Fitch	BB	Positive	The Fitch rating was upgraded to a positive outlook in February 2005.

In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating. This rating was affirmed in August 2004.

(2)	In August 2004, Moody’s upgraded the long term senior unsecured debt rating of Xerox from B1 to Ba2, a two notch upgrade. The corporate rating was upgraded to Ba1 and the outlook is stable.

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by the major rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment until our ratings have been restored.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies: At December 31, 2004, we had the following contractual cash obligations and other commercial commitments and contingencies ($ in millions):

	Year 1	Years 2-3		Years 4-5
	2005	2006	2007	2008	2009	Thereafter
Long-term debt, including capital lease obligations [1]	$3,074	$951	$1,366	$1,041	$959	$2,733
Minimum operating lease commitments [2]	222	181	143	109	94	256
Liabilities to subsidiary trusts issuing preferred securities [3]		88				629

Total contractual cash obligations [4]	$3,296	$1,220	$1,509	$1,150	$1,053	$3,618

[1]	Refer to Note 9 to our Consolidated Financial Statements for interest payments by us as well as for additional information related to long-term debt (amounts above include principal portion only).
[2]	Refer to Note 5 to our Consolidated Financial Statements for additional information related to minimum operating lease commitments.
[3]	Refer to Note 10 to our Consolidated Financial Statements for interest payments by us as well as for additional information related to liabilities to subsidiary trusts issuing preferred securities (amounts above include principal portion only).
[4]	Certain long-term liabilities reflected on our balance sheet, such as unearned income, are not presented in this table because they do not require cash settlement in the future.

Other Commercial Commitments and Contingencies:

Pension and Other Post-Retirement Benefit Plans: We sponsor pension and other post-retirement benefit plans that require periodic cash contributions. Our 2004 cash fundings for these plans were $409 million for pensions and $104 million for other post-retirement plans. Our anticipated cash fundings for 2005 are $114 million for pensions and $128 million for other post-retirement plans. Cash contribution requirements for our domestic tax qualified pension plans are governed by the Employment Retirement Income Security Act (ERISA) and the Internal Revenue Code. Cash contribution requirements for our international plans are subject to the applicable regulations in each country. The expected contributions for pensions for 2005 include no expected contributions to the domestic tax qualified plans because these plans have already exceeded the ERISA minimum funding requirements for the plans’ 2004 plan year due to funding of approximately $210 million in 2004. Our post-retirement plans are non-funded and are almost entirely related to domestic operations. Cash contributions are made each year to cover medical claims costs incurred in that year.

Flextronics: In 2001 we outsourced certain manufacturing activities to Flextronics under a five-year agreement. During 2004, we purchased $874 million of products from Flextronics. We anticipate that we will purchase approximately $920 million of products from Flextronics during 2005 and expect this level to be commensurate with our sales in the future.

Fuji Xerox: We had product purchases from Fuji Xerox totaling $1.1 billion, $871 million, and $727 million in 2004, 2003 and 2002, respectively. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. We anticipate that we will purchase approximately $1.2 billion of products from Fuji Xerox in 2005. Related party transactions with Fuji Xerox are disclosed in Note 6 to the Consolidated Financial Statements.

Other Purchase Commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

EDS Contract: We have an information management contract with Electronic Data Systems Corp. (“EDS”) to provide services to us for global mainframe system processing, application maintenance and support, desktop services and helpdesk support, voice and data network management, and server management. On July 1, 2004, we extended the original ten-year contract through June 30, 2009. Although there are no minimum payments required under the contract, we anticipate making the following payments to EDS over the next five years (in millions): 2005—$319; 2006—$309; 2007—$298; 2008—$290; 2009—$141 (for six months). Each framework has a process for estimating projected volumes. Pricing for the services (which are comprised of global mainframe system processing, application maintenance and enhancements, desktop services and help desk support, voice and data management) were established when the contract was signed in 1994 based on our actual costs in preceding years. Prices were renegotiated for the period from July 1, 2004 to July 1, 2009 and, in most cases, are subject to annual revision based upon inflation indices. After July 1, 2006, we can terminate the current contract for convenience with six months notice, as defined in the contract, with no termination fee and with payment to EDS for costs incurred as of the termination date. Should we terminate the contract for convenience, we have an option to purchase the assets placed in service under the EDS contract.

Off-Balance Sheet Arrangements

Although we generally do not utilize off-balance sheet arrangements in our operations, we enter into operating leases in the normal course of business. The nature of these lease arrangements is discussed in Note 5 to the Consolidated Financial Statements. Additionally, we utilize special purpose entities (“SPEs”) in conjunction with certain financing transactions. The SPEs utilized in conjunction with these transactions are consolidated in our financial statements in accordance with applicable accounting standards. These transactions, which are discussed further in Note 3 to the Consolidated Financial Statements, have been accounted for as secured borrowings with the debt and related assets remaining on our balance sheets. Although the obligations related to these transactions are included in our balance sheet, recourse is generally limited to the secured assets and no other assets of the Company.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment under SFAS No. 133. However, certain of these instruments do not qualify for hedge accounting treatment and, accordingly, our results of operations are exposed to some level of volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate market during the period.

We enter into limited types of derivative contracts, including interest rate and cross currency interest rate swap agreements, foreign currency spot, forward and swap contracts, purchased foreign currency options and interest rate collars to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Japanese yen, Euro, British pound sterling, Brazilian real and Canadian dollar. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk not recognized in our financial statements. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Some of our derivative and other material contracts at December 31, 2004 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or other long-term assets, depending on when the cash will be contractually released, as presented in Note 1 to the Consolidated Financial Statements.

Assuming a 10 percent appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2004, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would be insignificant because all material currency asset and liability exposures were hedged as of December 31, 2004. A 10 percent appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2004 would have a $496 million impact on our Cumulative Translation Adjustment portion of equity. The amount permanently invested in foreign subsidiaries and affiliates, primarily Xerox Limited, Fuji Xerox and Xerox do Brasil, and translated into dollars using the year-end exchange rates, was $5.0 billion at December 31, 2004, net of foreign currency-denominated liabilities designated as a hedge of our net investment.

Interest Rate Risk Management: The consolidated weighted-average interest rates related to our debt and liabilities to subsidiary trusts issuing preferred securities for 2004, 2003 and 2002 approximated 5.8 percent, 6.0 percent, and 5.0 percent, respectively. Interest expense includes the impact of our interest rate derivatives.

Virtually all customer-financing assets earn fixed rates of interest. As discussed above, a significant portion of those assets has been pledged to secure financing loan arrangements and the interest rates on a significant portion of those loans are fixed. If we implement additional financing arrangements, the proportion of our financing assets which is match-funded against related secured debt may increase.

As of December 31, 2004, approximately $3.2 billion of our debt bears interest at variable rates, including the effect of pay-variable interest rate swaps we are utilizing to reduce the effective interest rate on our debt.

The fair market values of our fixed-rate financial instruments, including debt and interest-rate derivatives, are sensitive to changes in interest rates. At December 31, 2004, a 10 percent change in market interest rates would change the fair values of such financial instruments by approximately $323 million.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk – to be updated

The information set forth in the first three paragraphs under the caption “Financial Risk Management” in Item 7 above is hereby incorporated by reference in answer to this Item.

ITEM 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, are set forth on pages 21 through 31 thereof.

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

(b) Changes in Internal Controls

During our fourth fiscal quarter, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our control over financial reporting

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Not Required

ITEM 11. Executive Compensation

Not Required

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Not Required

ITEM 13. Certain Relationships and Related Transactions

In the past, we frequently and routinely entered into material transactions with our ultimate parent, XC, pursuant to the Operating Agreement between XC and us, and otherwise in the ordinary course of business. Although we have discontinued purchases of contracts receivable from XC under the Operating Agreement (and, pursuant to the 2003 Credit Facility, are precluded from purchasing any new contracts receivable from XC), we nonetheless continue to enter into material transactions with XC. These transactions and other business relationships between us and XC are disclosed in the responses to: Part I, Item 1 “Business”; Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 8 “Financial Statements and Supplementary Data” and Part IV, Item 15 “Exhibits and Financial Statement Schedules”, Exhibits 10(a) “Amended and Restated Operating Agreement”, 10(b) “Support Agreement” and 10(c) “Tax Allocation Agreement”; of this Annual Report on Form 10-K. All of our directors and executive officers are employees, and in some cases officers, of XC, but do not have any direct or indirect material interest in such transactions.

Amounts collected on our contracts receivable and proceeds from the sale of contracts receivable back to XC, are currently loaned immediately back to XC under an interest bearing demand note agreement (Master Demand Note). The Master Demand Note agreement was filed as an exhibit to our 2003 Annual Report on Form 10-K. The Master Demand Note earns interest at a rate equal to the result of adding the H.15 Two-Year Swap Rate and H.15 Three-Year Swap Rate (each as defined in the Master Demand Note) and dividing by two (2) and then adding 2.00% (200 basis points). We will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

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

ITEM 15. Exhibits and Financial Statement Schedules

(1)	Index to Financial Statements and financial statements schedules, filed as part of this report:

Report of Independent Auditors

Consolidated balance sheets at December 31, 2004 and 2003

Consolidated statements of income for each of the years in the three-year period ended December 31, 2004

Consolidated statements of shareholder’s equity for each of the years in the three-year period ended December 31, 2004

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2004

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

March 10, 2005

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

March 10, 2005

Principal Executive Officer:

Gary R. Kabureck	/s/ Gary R. Kabureck
President and Chief Executive Officer and Director

Principal Financial Officer:

John F. Rivera	/s/ John F. Rivera
Vice President, Treasurer,
Chief Financial Officer and Director

Principal Accounting Officer:

Robert J. Sorrentino	/s/ Robert J. Sorrentino
Vice President and Controller

Director:

Rhonda L. Seegal	/s/ Rhonda L. Seegal
Chairman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Xerox Credit Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Xerox Credit Corporation and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1, the Company and its ultimate parent, Xerox Corporation, engage in extensive intercompany transactions, and the Company receives all of its operational and administrative support from Xerox Corporation. Such transactions cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties. Additionally, as disclosed in Note 4, the Company had notes receivable from Xerox Corporation at December 31, 2004 amounting to $2,361 million. Accordingly, the Company is dependent on Xerox Corporation complying with its contractual obligations.

PricewaterhouseCoopers LLP

Rochester, NY

February 28, 2005

XEROX CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In Millions)

	2004	2003
ASSETS
Cash and cash equivalents	$—	$—
Investments:
Contracts receivable	88	331
Unearned income	(4)	(21)
Allowance for losses	(2)	(8)

Total investments, net	82	302
Notes receivable - Xerox Corporation	2,361	2,034
Other assets	6	25

Total assets	$2,449	$2,361

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$970	$—
Notes payable after one year	576	1,501
Due to Xerox Corporation, net	13	37
Accounts payable and other liabilities	24	6

Total liabilities	1,583	1,544

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained Earnings	624	575

Total shareholder’s equity	866	817

Total liabilities and shareholder’s equity	$2,449	$2,361

The accompanying notes are an integral part of the consolidated financial statements.

XEROX CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

(In Millions)

	2004	2003	2002
Earned Income:
Contracts receivable	$17	$64	$175
Xerox note receivable	109	90	100

Total earned income	126	154	275

Expenses:
Interest	56	67	122
(Gain)/loss on derivative instruments, net	(2)	(4)	5
General and administrative	1	2	6

Total expenses	55	65	133

Income before income taxes	71	89	142
Provision for income taxes	22	35	45

Net income	$49	$54	$97

The accompanying notes are an integral part of the consolidated financial statements.

XEROX CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Years Ended December 31, 2004, 2003 and 2002

(In Millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2001	$23	$219	$424	$(8)	$658
Net Income	—	—	97	—	97
Net changes on cash flow hedges	—	—	—	8	8

Comprehensive Income	—	—	—	—	105

Balance at December 31, 2002	23	219	521	—	763
Net Income/Comprehensive Income	—	—	54	—	54

Balance at December 31, 2003	23	219	575	—	817
Net Income/Comprehensive Income	—	—	49	—	49

Balance at December 31, 2004	$23	$219	$624	$—	$866

The accompanying notes are an integral part of the consolidated financial statements.

XEROX CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(In Millions)

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$49	$54	$97
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/loss on derivative instruments, net	(2)	(4)	5
Proceeds from swap termination	—	60	—
Net change in operating assets and liabilities	14	(15)	8

Net cash provided by operating activities	61	95	110

Cash Flows from Investing Activities
Proceeds from investments	211	571	1,359
Proceeds from sales of contracts receivable	9	151	451
Net advances to Xerox	(281)	(367)	(145)
Net change in derivative collateralization	—	2	44

Net cash (used in) provided by investing activities	(61)	357	1,709

Cash Flows from Financing Activities
Principal payments of long-term debt and secured borrowings	—	(467)	(1,804)

Net cash used in financing activities	—	(467)	(1,804)

(Decrease) increase in cash and cash equivalents	—	(15)	15
Cash and cash equivalents, beginning of year	—	15	—

Cash and cash equivalents, end of year	$—	$—	$15

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

In September 2001, Xerox entered into framework agreements with General Electric (GE) including one in the U.S. under which GE (or an affiliate thereof) would manage Xerox’s customer administrative functions, provide secured financing for XC’s existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers through an on-going secured borrowing arrangement. Thereafter, Xerox and GE entered into definitive agreements in 2001 and 2002. In May 2002, Xerox Capital Services (XCS), XC’s U.S. venture with GE, became operational. XCS now manages Xerox’s customer administration functions in the U.S. including credit approval, order processing, billing and collections. In October 2002, XC completed an eight-year agreement in the U.S. (the “New U.S. Vendor Financing Agreement”), under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of Xerox’s new lease originations up to a maximum amount of $5.0 billion. This agreement was effectively a replacement of an agreement entered into in November 2001 whereby GE provided funding to XC secured by lease receivables up to a maximum of $2.6 billion.

As noted above historically XC provided billing, collection and other services related to the administration of the receivables that we purchased from XC. XCS now manages XC’s customer administration and leasing activities in the U.S. including credit approval, order processing, billing and collections. Accordingly, XCS also now provides these services to us and subsequent to May 1, 2002, we now pay a fee to XCS, rather than to XC, for these services. The fees we pay to XCS have been and are expected to be similar to the fees paid to XC. Once our existing portfolio has been repaid or sold, we will no longer incur these fees.

Liquidity

Since a master demand note receivable from XC represents our only substantial asset, our liquidity is dependent upon the liquidity of XC. The adequacy of Xerox’s, including XC’s, liquidity depends on its ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of Xerox’s receivables portfolios. With $3.2 billion of cash and cash equivalents on hand at December 31, 2004, borrowing capacity under its 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through its customer financing arrangements, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

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

Fair Value of Financial Instruments

The fair value of investments, notes payable, and interest rate swaps are discussed in Notes 2, 5, and 6, respectively.

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

(2) Investments

Contracts receivable represent purchases from XC as described in Note 1. These receivables arise from XC equipment sales under installment sales and lease contracts. Contract terms on these receivables range primarily from three to five years. We did not purchase any receivables from XC in 2004 or 2003. We were charged $1 million in 2004, $2 million in 2003, $6 million in 2002 for administrative costs associated with the contracts receivable purchased.

We estimate that the fair value of our investments approximates their carrying amounts at December 31, 2004 and 2003.

The scheduled maturities of customer financing contracts receivable at December 31, 2004 are as follows (in millions):

2005	$75
2006	12
2007	1

Total	$88

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

In connection with XC’s financing agreement with GE, during 2004, 2003 and 2002, we sold back to XC an aggregate of $9 million, $151 million and $451 million, respectively, of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(3) Allowance for Losses

The analysis of the Allowance for Losses for the three-year period ending December 31, 2004 is as follows ($ in millions):

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Retained at Time of Purchase	Deductions	Balance at End of Period
				(A)
2004
Allowance for losses	$8	$—	$—	$6	$2
2003
Allowance for losses	$28	$—	$—	$20	$8
2002
Allowance for losses	$78	$—	$—	$50	$28

(A)	Amounts written-off, net of recoveries.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Due to/from Xerox:

As of December 31, 2004 and December 31, 2003, demand loans to XC totaled $2,361 million and $2,034 million, respectively. These amounts, up to a balance of $2,750 million, bear interest at a rate equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) plus (ii) 2.00% (200 basis points). The rates, including the 200 basis points were 5.46% and 4.46% at December 31, 2004 and December 31, 2003, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. Our demand loans made to XC are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”), a copy of which was filed as an exhibit to our 2003 Annual Report on Form 10-K. From time to time we receive non-interest bearing loans from Xerox. Amounts payable to Xerox of $13 million and $37 million as of December 31, 2004 and December 31, 2003, respectively, are non-interest bearing.

(5) Notes Payable

A summary of notes payable at December 31, 2004 and 2003 follows:

	Weighted Average Interest Rate at December 31, 2004	(In Millions)
		2004	2003
1.50% Yen Denominated Medium Term Notes due 2005	1.50	$970	$936
2.00% Yen Denominated Medium Term Notes due 2007	2.00	292	281
Medium Term Notes due 2008 (a)	6.50	25	25
Medium Term Notes due 2012 (a)	7.12	125	125
Medium Term Notes due 2013 (a)	6.50	59	59
Medium Term Notes due 2014 (a)	6.06	50	50
Medium Term Notes due 2018 (a)	7.00	25	25

Subtotal		$1,546	$1,501
Less current maturities		(970)	—

Total Notes Payable after one year		$576	$1,501

(a)	Medium Term Notes due in 2008 through 2018 are callable by us. We do not expect to call the notes during 2005.

Expected principal repayments on notes payable during the next five years are (in millions):

2005	$970
2006	—
2007	292
2008	25
2009	—
Thereafter	259

Total	$1,546

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

Cash interest paid on notes payable for 2004, 2003, and 2002 was $56 million, $70 million, and $124 million, respectively. Any original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue. At December 31, 2004 and 2003, we had no commercial paper outstanding.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2004 and 2003, carrying values of notes payable totaled $1,546 million and $1,501 million, respectively. The fair values of our notes payable at December 31, 2004 and 2003 were $1,552 million and $1,472 million, respectively, based on quoted market prices for our notes or those of comparable issuers with similar features and maturity dates.

We have no plans to retire our notes payable prior to their call or final maturity dates.

(6) Financial Instruments

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

Currently, we hold debt of $1,262 million that is denominated in Japanese Yen and therefore we are exposed to changes in foreign currency exchange rates that could affect our results of operations and financial condition. As a result of our decision to hedge our Yen/U.S. dollar exposures, in 2001 and 2002 we replaced terminated third party derivatives with intercompany cross-currency interest rate swaps with XC. For the years ended December 31, 2004 and 2003, the U.S. dollar notional value of these intercompany swaps were $1,196 million. The net asset fair values at December 31, 2004 and 2003 were $75 million and $27 million, respectively, and are netted against Note receivable – Xerox and affiliates on the balance sheet. The intercompany derivatives are accounted for in accordance with SFAS No. 133 in a manner similar to third party derivative contracts.

The aggregate notional amounts of our intercompany cross-currency interest rate swaps at December 31, 2004 and 2003 were as follows:

	(In Millions)
	2004	2003
Pay fixed/receive fixed	$589	$589
Pay variable/receive fixed	607	607

	$1,196	$1,196

Average interest rates paid	3.36%	2.73%

Average interest rates received	1.62%	1.62%

The maturities of these swaps as of December 31, 2004 are as follows: 2005 - $920 million, and 2007 - $276 million.

We also have a remaining portfolio of single currency interest rate swaps that were largely the result of our past hedging activity associated with our U.S. Dollar denominated variable rate debt, which we no longer have. However, we have been utilizing these remaining swaps as a partial hedge of our variable rate liabilities created through pay variable/receive fixed interest rate swaps. The remaining aggregate notional amounts of these swaps at December 31, 2004 and 2003 were $6 million and $18 million, respectively. The net liability fair values were less than $1 million and $1 million at December 31, 2004 and 2003, respectively. The remaining swaps as of December 31, 2004 were terminated in 2005 due to their nominal remaining value.

While our existing portfolio of derivative instruments is intended to economically hedge interest rate and foreign currency risks to the extent possible, differences between the contract terms of our derivatives and the underlying related debt restrict our ability to obtain hedge accounting in accordance with SFAS No. 133. This results in the mark-to-market valuation of our derivatives directly through earnings together with the remeasurement of our Japanese Yen denominated debt, which accordingly leads to increased earnings volatility. During 2004, 2003 and 2002, we recorded net gains/(losses) of $2 million, $4 million and $(5) million, respectively from the mark-to-market valuation of interest rate derivatives as well as the remeasurement of our Japanese yen denominated debt.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values for all interest rate swap agreements are calculated by the Company based on market conditions and supplemented with quotes from banks. They represent amounts we would receive (pay) to terminate/replace these contracts. We have no present plans to terminate/replace these agreements prior to their scheduled maturities.

(7) Income Taxes

XCC and XC file consolidated U.S. income tax returns. Generally, pursuant to the tax allocation arrangement with XC, we record our tax provisions on a separate company basis and make payments to XC for taxes due or receive payments from XC for tax benefits utilized. In connection with the tax allocation arrangement, we paid XC $9 million, $56 million and $45 million, in 2004, 2003 and 2002, respectively.

The components of income before income taxes and the provision for income taxes are as follows:

	(In Millions)
	2004	2003	2002
Income before income taxes:	$71	$89	$142

Federal income taxes
Current	$(9)	$55	$18
Deferred	34	(23)	24
State income taxes
Current	(5)	5	2
Deferred	2	(2)	1

Total provision for income taxes	$22	$35	$45

A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:

	2004	2003	2002
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.3	3.0	2.0
Audit and other tax return adjustments	(6.5)	—	(5.3)
Other	—	1.3	—

Effective tax rate	30.8%	39.3%	31.7%

The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 2004 and 2003 follows:

	(In Millions)
	2004	2003
Tax effect of future taxable income and deductions:
Net unrealized derivative and exchange (gains) and losses	$(18)	$18

Total deferred tax asset (liability), net	$(18)	$18

(8) Xerox Corporation Support Agreement

The terms of a Support Agreement with XC provide that we will receive income maintenance payments, to the extent necessary, so that our earnings shall not be less than 1.25 times our fixed charges. For purposes of this calculation, both earnings and fixed charges are as formerly defined in Section 1404 (formerly Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that XC retain 100 percent ownership of our voting capital stock. There have been no payments required to be made under this agreement since 1990.

(9) Quarterly Results of Operations (Unaudited)

A summary of interim financial information follows:

	(In Millions)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004:
Earned income	$28	$32	$32	$34	$126
Interest expense	14	13	14	15	56
(Gain)/loss on derivative instruments, net	3	(8)	3	—	(2)
General and administrative expenses	—	1	—	—	1

Income before income taxes	11	26	15	19	71
Provision for income taxes	4	10	5	3	22

Net income	$7	$16	$10	$16	$49

	(In Millions)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003:
Earned income	$46	$39	$37	$32	$154
Interest expense	20	20	15	12	67
(Gain)/loss on derivative instruments, net	(5)	(1)	3	(1)	(4)
General and administrative expenses	1	—	1	—	2

Income before income taxes	30	20	18	21	89
Provision for income taxes	11	7	7	10	35

Net income	$19	$13	$11	$11	$54

XEROX CREDIT CORPORATION

Form 10-K

For the Year Ended December 31, 2004

Index of Exhibits

Document

(3)(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, a Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and a Certification of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994. This exhibit was previously filed in 1999 and is being re-filed in order to comply with SEC rules regarding incorporation by reference.

(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

(4)(a)	Indenture dated as of October 2, 1995, between Registrant and State Street Bank and Trust Company (State Street), relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant’s Board of Directors (the October 1995 Indenture).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-61481 and 333-29677.

(b)(1)	Credit Agreement, dated as of June 19, 2003, among Xerox Corporation and Overseas Borrowers, as Borrowers, various Lenders, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and LC Issuing Bank, Deutsche Bank Securities Inc., as Syndication Agent, and Citicorp North America, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Documentation Agents (the “2003 Credit Agreement”).

Incorporated by reference to Exhibit 4.6 to Xerox Corporation’s Current Report on Form 8-K dated June 25, 2003.

(2)	Guarantee and Security Agreement dated as of June 25, 2003 among Xerox Corporation, the Subsidiary Guarantors and JPMorgan Chase Bank, as Collateral Agent, relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.7 to Xerox Corporation’s Current Report on Form 8-K dated June 25, 2003.

(c)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)(a)	Amended and Restated Operating Agreement originally made and entered into as of November 1, 1980, amended and restated as of June 30, 1998, between Registrant and Xerox. This exhibit was previously filed in 1998 and is being re-filed in order to comply with SEC rules regarding incorporation by reference.

(b)	Support Agreement dated as of November 1, 1980, between Registrant and Xerox.

Incorporated by reference to Exhibit 10(b) to Registration Statement No. 2-71503.

(c)	Tax Allocation Agreement dated as of January 1, 1981, between Registrant and Xerox.

Incorporated by reference to Exhibit 10(c) to Registration Statement No. 2-71503.

(d)	Master Note dated December 10, 2003 between Registrant and Xerox Corporation.

Incorporated by reference to Exhibit 4(m) of Xerox Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12)(a)	Computation of Registrant’s Ratio of Earnings to Fixed Charges.

(b)	Computation of Xerox’ Ratio of Earnings to Fixed Charges.

(23)	Consent of PricewaterhouseCoopers LLP.

(31)(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32)	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.