Form 10-Q
period 2005-03-31
XEROX CREDIT CORP
filed 2005-05-10
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of April 30, 2005
Common Stock	2,000

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

In anticipation of the transactions described above, we stopped purchasing new contracts receivable from XC effective July 1, 2001, which has caused our existing portfolio to nearly run off. In order to increase administrative efficiencies, we intend to sell our remaining portfolio of finance receivables to XC during the second quarter of 2005 and use the proceeds, plus amounts repaid by XC under the Master Demand Note, to satisfy certain of our debt obligations maturing in June 2005. The remaining balance of our portfolio is expected to be approximately $45 million at the time of that sale.

The long-term viability and profitability of Xerox’s customer financing activities are dependent, in part, on Xerox’s ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, are dependent on Xerox’s credit ratings. Xerox’s access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until Xerox’s credit ratings have been restored to investment grade. Xerox is currently funding much of its customer financing activity through third-party financing arrangements, including several with GE in various geographies, cash generated from operations, cash on hand, capital markets offerings and securitizations. There is no assurance that Xerox will be able to continue to fund its customer financing activity at present levels. Xerox continues to negotiate and implement third-party vendor financing programs and continues to actively pursue alternative forms of financing including securitizations and secured borrowings. Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on Xerox’s ability to obtain funding at a reasonable cost, whether through third party financing arrangements (including securitizations and secured borrowings) or directly in the public debt market. If Xerox is unable to continue to offer customer financing, it could materially affect its results of operations, financial condition and liquidity.

Xerox’s liquidity is a function of its ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets, securitizations and secured borrowings of Xerox’s finance receivables portfolios. With $3.3 billion of cash and cash equivalents on hand at March 31, 2005 and borrowing capacity under its 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through Xerox’s customer financing arrangements, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing Xerox’s outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s vendor financing program provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of March 31, 2005, $2.4 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At March 31, 2005, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established and that Xerox was unable to obtain replacement financing in the public debt markets, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

XEROX CREDIT CORPORATION

Form 10-Q

March 31, 2005

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)

	March 31, 2005	December 31, 2004
ASSETS
Investments:
Contracts receivable	$60	$88
Unearned income	(3)	(4)
Allowance for losses	(2)	(2)

Total investments, net	55	82
Notes receivable - Xerox Corporation	2,360	2,361
Other assets	6	6

Total assets	$2,421	$2,449

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$930	$970
Notes payable after one year	565	576
Due to Xerox Corporation, net	20	13
Other liabilities	27	24

Total liabilities	1,542	1,583

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained Earnings	637	624

Total shareholder’s equity	879	866

Total liabilities and shareholder’s equity	$2,421	$2,449

The accompanying notes are an integral part of the consolidated financial statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions)

	Three months Ended March 31,
	2005	2004
Earned Income:
Contracts receivable	$1	$6
Xerox note receivable	35	22

Total earned income	36	28

Expenses:
Interest	15	14
Loss on derivative instruments, net	—	3
General and administrative	—	—

Total expenses	15	17

Income before income taxes	21	11
Provision for income taxes	8	4

Net income	$13	$7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Three months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$13	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on derivative instruments, net	—	3
Net change in other assets and other liabilities	10	4

Net cash provided by operating activities	23	14

Cash Flows from Investing Activities
Proceeds from investments	27	71
Proceeds from sales of contract receivables	—	5
Net advances to Xerox	(50)	(90)

Net cash used in investing activities	(23)	(14)

Cash Flows from Financing Activities
Net cash used in, provided by financing activities	—	—

Changes in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation:

The unaudited condensed consolidated interim financial statements presented herein have been prepared by Xerox Credit Corporation (referred to below as “us”, “we” or “our”) in accordance with the accounting policies described in our 2004 Annual Report on Form 10-K (the 2004 Annual Report) and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. You should read the unaudited condensed consolidated financial statements in conjunction with such 2004 Annual Report and the notes thereto.

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

With $3.3 billion of cash and cash equivalents on hand at March 31, 2005 and borrowing capacity under its 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through Xerox’s customer financing arrangements, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payments of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed coverage ratio applicable to certain types of payments. Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of March 31, 2005, $2.4 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At March 31, 2005, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and it expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on Xerox’s liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan

Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox and assuming a similar facility was not established and that Xerox was unable to obtain replacement financing in the public debt markets, it would materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In connection with these agreements, during the first quarter of 2004 we sold contracts receivable to XC aggregating $5 million. There were no sales in the first quarter of 2005. The sales to XC were accounted for as sales of contracts receivable at book value, which approximates fair value. We have no continuing involvement or retained interests in the receivables sold and all risk of loss in such receivables was transferred back to XC.

In order to increase administrative efficiencies, we intend to sell our remaining portfolio of finance receivables to XC during the second quarter of 2005 and use the proceeds, plus amounts repaid by XC under the Master Demand Note, to satisfy certain of our debt obligations maturing in June 2005. The remaining balance of our portfolio is expected to be approximately $45 million at the time of that sale.

(3) Due to/from Xerox:

As of March 31, 2005 and December 31, 2004, demand loans to XC totaled $2,360 million and $2,361 million, respectively. These amounts, up to a balance of $2,750 million, bear interest at a rate equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) plus (ii) 2.00% (200 basis points). The rates, including the 200 basis points were 6.205% and 5.455% at March 31, 2005 and December 31, 2004, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. Our demand loans made to XC are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”), a copy of which was filed as an exhibit to our 2004 Annual Report on Form 10-K. From time to time we receive non-interest bearing loans from Xerox. Amounts payable to Xerox of $20 million and $13 million as of March 31, 2005 and December 31, 2004, respectively, are non-interest bearing.

Intercompany cross-currency interest rate swaps with XC having net asset fair values as of March 31, 2005 and December 31, 2004 of $23 million and $75 million, respectively are netted against the demand loan balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Total earned income was $36 million and $28 million for the first quarter of 2005 and 2004, respectively. Contracts receivable income declined by $5 million for the first quarter of 2005 compared to the first quarter of 2004 reflecting the decrease in the portfolio of contracts receivable as a result of the decision to stop purchasing new contracts from XC, our sales of receivables back to XC and contracts in the portfolio reaching maturity. Earned income on the XC Master Demand Note was $35 million for the first quarter of 2005 and $22 million in the first quarter of 2004. This income represents amounts earned on funds we have advanced to XC under the Master Demand Note. The increase in earned income on the Master Demand Note of $13 million is primarily due to a higher average balance in the first quarter 2005 as compared to the first quarter of 2004.

Interest expense was $15 million and $14 million for the first quarters of 2005 and 2004, respectively. The increase primarily relates to the increase in interest rates.

The mark-to-market valuation of our interest rate derivatives resulted in a immaterial net loss for the first quarter of 2005 compared to a net loss of $3 million for the first quarter of 2004. These results reflect the net effect of the changes in the fair value of our intercompany Yen/USD cross-currency interest rate swaps and the remeasurement of the underlying Yen denominated borrowings.

General and administrative expenses, which are primarily incurred to administer the contracts receivable purchased from XC, were immaterial for the first three months of 2005 and 2004, respectively.

The effective income tax rate for the first quarter of 2005 was 37.3 percent compared to 38 percent in the first quarter of 2004. The changes in effective tax rates reflect the changes in the applicable state tax rates.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

Net cash provided by operating activities was $23 million for the first quarter of 2005 compared to $14 million in the first quarter of 2004. The increase in cash provided by operating activities in the first quarter of 2005 from the first quarter of 2004 was primarily due to the increase in net income, which reflects the increase in Xerox note receivable.

Net cash used in investing activities was $23 million in the first quarter of 2005 compared to $14 million in the first quarter of 2004. Both amounts reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001. Accordingly, net collections from investments were $27 million and $71 million in the first quarter of 2005 and 2004, respectively, as new purchases of investments ceased in the third quarter of 2001. Investing activities in the first quarter of 2004 also reflected proceeds of $5 million from the sale of receivables back to XC as described in Note 2 to the Condensed Consolidated Financial Statements. In the first quarters of 2005 and 2004, net advances to XC of $50 million and $90 million offset contract collections and proceeds from the sale of receivables, respectively. The net advances to XC represent transfers of net cash from operations, proceeds from contract collections and sales of receivables, offset, to the extent required, by cash for scheduled principal payments.

No cash was used in or provided by financing activities in the first quarter of 2005 and 2004, respectively.

As of March 31, 2005, we had approximately $1.5 billion of debt outstanding. We believe that the funds collected from our existing portfolio of contracts receivable as well as amounts due under the Master Demand Note with XC will be sufficient to meet our remaining obligations as they mature.

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

However, we ceased purchasing new contracts receivable from XC during 2001 and our existing portfolio of contracts has nearly run-off due to amounts under the contracts having been collected or contracts having been sold back to XC. As a result, our exposures have effectively been limited to the current balances of receivables and related debt and will further decrease over time as our remaining portfolio of receivables is collected or sold and debt is repaid. In addition, our Master Demand Note with XC earns interest at a market rate, which further limits our exposure.

Our primary financial exposure relates to Japanese Yen denominated debt, which we currently hedge economically through intercompany Yen/USD cross-currency interest rate swaps with XC. See Note 6 to the 2004 Annual Report for a more detailed discussion of our remaining derivative activity.

Parent Company Disclosures

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005 FILED SEPARATELY WITH THE SEC.

Summary

	Three Months Ended March 31,
(in millions)	2005	2004
Equipment sales	$986	$982
Post sale and other revenue	2,557	2,607
Finance income	228	238

Total Revenues	$3,771	$3,827

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,694	$1,681
Less: Supplies, paper and other sales	(708)	(699)

Equipment sales	$986	$982

Service, outsourcing & rentals	$1,849	$1,908
Add: Supplies, paper and other sales	708	699

Post sale and other revenue	$2,557	$2,607

Total first quarter 2005 revenues of $3.8 billion declined 1 percent from the 2004 first quarter including a 2-percentage point benefit from currency. Equipment sales in the first quarter 2005 were flat from the first quarter 2004 including a 2-percentage point benefit from currency. We continued to see solid growth in lower-end office black and white products, in color and in light production, which was more than offset by declines in other monochrome office and production segments as well as declines in Brazil. 2005 first quarter post sale and other revenue declined 2 percent from the 2004 first quarter including a 2-percentage point currency benefit. The declines from black and white products and Brazil were only partially offset by increases in color products. Finance income declined 4 percent, including a 2-percentage point benefit from currency.

2005 first quarter net income of $210 million or $0.20 per diluted share included an after-tax gain of $58 million ($93 million pre-tax) related to the sale of our entire equity interest in Integic Corporation (“Integic”), offset by after-tax restructuring charges of $55 million ($85 million pre-tax). First quarter 2004 net income of $248 million or $0.25 per diluted share included earnings from continuing operations of $165 million or $0.17 per diluted share and an $83 million after-tax gain ($109 million pre-tax) related to the sale of our controlling interest in ContentGuard Holdings, Inc.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the three months ended March 31, 2005 and 2004 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2005	2004
Operating Cash Flows	$337	$243
Investing Cash Flows	93	76
Financing Cash Usage	(324)	(474)
Effect of exchange rate changes on cash and cash equivalents	(26)	(24)

Increase (decrease) in cash and cash equivalents	80	(179)
Cash and cash equivalents at beginning of period	3,218	2,477

Cash and cash equivalents at end of period	$3,298	$2,298

First quarter 2005 cash flows from operating activities were $337 million, an increase of $94 million over the same period in 2004. The increase primarily results from the following: lower restructuring payments of $24 million, higher accounts payable and accrued compensation benefits of $82 million due to the increase in inventory purchases, and higher cash flows on maturing derivative contracts of $96 million. Offsetting these positive items were year over year increases in inventory and on lease equipment of $55 million, to support our new product launches, growth in accounts receivable of $47 million and higher pension contributions of $7 million.

Cash flows from investing activities of $93 million for the first quarter 2005 included proceeds of $96 million from the sale of Integic and a $31 million release from restricted cash principally related to our secured debt arrangements. These proceeds were partially offset by capital expenditures and internal use software spending of $45 million. The first quarter 2004 cash flows of $76 million included proceeds of $67 million from the sale of businesses, primarily ContentGuard, $32 million of proceeds from the sale of certain excess land and buildings and a $33 million reduction in restricted cash balances principally related to our secured debt arrangement. These proceeds were partially offset by capital expenditures and internal use software spending of $56 million during the first quarter 2004.

Cash usage from financing activities for the first quarter 2005 consisted of scheduled payments on term and other debt of $112 million, net payments on secured borrowings with GE and other secured debt providers of $221 million and dividends on our Series C preferred stock of $14 million, partially offset by proceeds from stock option exercises of $14 million. Cash usage from financing activities for the first quarter 2004 consisted of scheduled payments on term and other debt of $409 million, net payments on secured borrowings of $69 million and $25 million of dividends on our Series B and C preferred stock, partially offset by proceeds from stock option exercises of $29 million.

During the quarter ended March 31, 2005, we originated loans, secured by finance receivables, generating cash proceeds of $247 million and repaid loans, secured by finance receivables, of $468 million. As of March 31, 2005, 57 percent of total finance receivables were encumbered as compared to 59 percent at December 31, 2004. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2005. Further, we intend to reduce our overall debt and the proportion of secured debt in our capital structure. The following table compares finance receivables to financing-related debt as of March 31, 2005:

(in millions)	Finance Receivables, Net	Secured Debt
Finance Receivables Encumbered by Loans(1) :
GE secured loans:
GE Loans—U.S.	$2,552	$2,354
GE Loans – Canada	415	344
GE Loans—U.K.	725	678

Total GE encumbered finance receivables, net	3,692	3,376
Merrill Lynch Loan—France	384	320
Asset-Backed Loan – France	168	92
DLL-Netherlands, Spain and Belgium	429	371

Total encumbered finance receivables, net	$4,673	$4,159

Unencumbered finance receivables, net	$3,487

Total Finance Receivables, net(2)	$8,160

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) Billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the condensed consolidated balance sheets as of March 31, 2005.

In addition to the above, as of March 31, 2005, approximately $190 million of debt was secured by $325 million of accounts receivable under a three-year $400 million revolving credit facility with GE. This arrangement is being accounted for as a secured borrowing in our Condensed Consolidated Balance Sheets.

As of March 31, 2005, debt secured by finance receivables represented approximately 43 percent of total debt. Our debt maturities for the remainder of 2005 and 2006 by quarter, 2007, 2008 and 2009 by year and thereafter are as follows:

(in millions)	2005	2006	2007	2008	2009	Thereafter
First Quarter		$273
Second Quarter	$1,547	638
Third Quarter	480	232
Fourth Quarter	427	225

Full Year	$2,454	$1,368	$1,108	$1,019	$943	$2,731

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2005, 2006, 2007, 2008, 2009 and thereafter are as follows: $1,410 million, $1,328 million, $602 million, $659 million, $28 million and $132 million, respectively.

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

Our current credit ratings as of April 27, 2005 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1), (2)	Ba2	Stable	The Moody’s rating was upgraded from B1 in August 2004.
S&P (3), (4)	BB-	Positive	The S&P rating on Senior Secured Debt is BB-. The outlook was upgraded to positive in April 2005.
Fitch	BB	Positive	The Fitch rating was upgraded to positive outlook in February 2005.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating. This rating was affirmed in August 2004.
(2)	In August 2004, Moody’s upgraded the long-term senior unsecured debt rating of Xerox from B1 to Ba2, a two notch upgrade. The corporate rating was upgraded to Ba1 and the outlook is stable.
(3)	In April 2005, S&P launched a short-term speculative-grade rating scale and assigned to Xerox a first time B-1 rating.
(4)	In April 2005, S&P upgraded the long-term senior unsecured debt rating of Xerox from B+ to BB-, a one notch upgrade. The corporate rating was affirmed as BB-.

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these and other rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment until our ratings have been restored.

Summary—Financial Flexibility and Liquidity:

With $3.3 billion of cash and cash equivalents on hand at March 31, 2005, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our secured funding programs, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. As of March 31, 2005, we have an active shelf registration statement with $1.75 billion of capacity that enables us to access the market on an opportunistic basis and offer both debt and equity securities.

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

We enter into limited types of derivative contracts, including interest rate and cross currency interest rate swap agreements, and interest rate collars to manage interest rate exposures; foreign currency spot, forward, swap and option contracts to manage foreign currency exposures. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk not recognized in our financial statements. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is a significant risk of loss in the event of non-performance by derivative counterparties because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Some of our derivative and other material contracts at March 31, 2005 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005.

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

During our 2005 first fiscal quarter, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

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

XEROX CREDIT CORPORATION
(Registrant)

Date: May 10, 2005	BY:	/s/ John F. Rivera
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