Form 10-Q
period 2005-06-30
XEROX CREDIT CORP
filed 2005-08-05
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of July 31, 2005
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

THIS DOCUMENT CONSISTS OF 26 PAGES

Forward-Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us based on information currently available.

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

As of June 2005 our sole monetary asset is the Master Demand Note from our ultimate parent, Xerox Corporation (“XC”) (See Note 3 to the Condensed Consolidated Financial Statements). Further, we have guaranteed the obligations of XC and other XC subsidiaries under the 2003 Credit Facility (see below). As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of XC and its subsidiaries (collectively, “Xerox”).

Xerox’s liquidity is a function of its ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets, securitizations and secured borrowings for Xerox’s finance receivables portfolios. With $2.1 billion of cash and cash equivalents, including short-term investments, as of June 30, 2005, borrowing capacity under its 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through Xerox’s customer financing arrangements, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The long-term viability and profitability of Xerox’s customer financing activities are dependent, in part, on Xerox’s ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, are dependent on Xerox’s credit ratings. Xerox’s access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until Xerox’s credit ratings have been restored to investment grade. Xerox is currently funding much of its customer financing activity through third-party financing arrangements, including several with General Electric and Merrill Lynch, cash generated from operations, cash on hand, capital markets offerings, securitizations and secured borrowings. Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on Xerox’s ability to obtain funding at a reasonable cost, whether through third party financing arrangements (including securitizations and secured borrowings) or directly in the public debt market.. If Xerox is unable to continue to offer customer financing, it could materially affect its results of operations, financial condition and liquidity.

Xerox’s 2003 Credit Facility, which we have guaranteed, contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing Xerox’s outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. XC’s U.S. loan agreement with General Electric Capital Corporation (“GECC”) (the “Loan Agreement”), which is effective through 2010 and relates to XC’s vendor financing program, provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of June 30, 2005, $2.1 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At June 30, 2005, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, could result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established and that Xerox was unable to obtain replacement financing in the public debt markets, it could materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

XEROX CREDIT CORPORATION

Form 10-Q

June 30, 2005

		Page
Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets		5

Condensed Consolidated Statements of Income		6

Condensed Consolidated Statements of Cash Flows		7

Notes to Condensed Consolidated Financial Statements		8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations		10

Capital Resources and Liquidity		10

Xerox Corporation Discussion		12

Item 4. Controls and Procedures		17

Part II - Other Information

Item 1. Legal Proceedings		18

Item 6. Exhibits

Signature		19

Exhibit(s)		20

Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986

Exhibit 3 (b)	By-Laws of Registrant, as amended through September 1, 1992.

Exhibit 12 (a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

Exhibit 12 (b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31 (a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)

	June 30, 2005	December 31, 2004
ASSETS
Investments:
Contracts receivable	$—	$88
Unearned income	—	(4)
Allowance for losses	—	(2)

Total investments, net	—	82
Note receivable - Xerox Corporation	1,476	2,361
Other assets	5	6

Total assets	$1,481	$2,449

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$75	$970
Notes payable after one year	482	576
Due to Xerox Corporation, net	13	13
Other liabilities	21	24

Total liabilities	591	1,583

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained Earnings	648	624

Total shareholder’s equity	890	866

Total liabilities and shareholder’s equity	$1,481	$2,449

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions)

	Three months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Earned Income:
Contracts receivable	$1	$5	$2	$11
Xerox note receivable	34	27	69	49

Total earned income	35	32	71	60

Expenses:
Interest	14	13	29	27
Loss/(Gain) on derivative instruments, net	4	(8)	4	(5)
General and administrative	—	1	—	1

Total expenses	18	6	33	23

Income before income taxes	17	26	38	37
Provision for income taxes	6	10	14	14

Net income	$11	$16	$24	$23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Six months Ended June 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$24	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on derivative instruments, net	4	(5)
Net change in other assets and other liabilities	(2)	—

Net cash provided by operating activities	26	18

Cash Flows from Investing Activities
Proceeds from investments	38	126
Proceeds from sales of contracts receivable	44	8
Net advances from (to) Xerox	816	(152)

Net cash provided by (used in) investing activities	898	(18)

Cash Flows from Financing Activities
Cash payments on debt	(924)	—

Net cash used in financing activities	(924)	—

Changes in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions unless otherwise indicated)

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

In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results for the full year.

We engage in extensive intercompany transactions with Xerox Corporation (“XC”) and receive most of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity - Our sole monetary asset is the Master Demand Note from XC (see Note 3 to the Condensed Consolidated Financial Statements). For this reason, our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of our ultimate parent, XC (XC, together with its subsidiaries, “Xerox”). Accordingly, the following disclosures address both our liquidity and that of Xerox, even though not all factors affecting Xerox’s liquidity directly affect our liquidity. Such disclosure should be read in the context in which they are provided.

With $2.1 billion of cash and cash equivalents, including short-term investments, on hand at June 30, 2005 and borrowing capacity under its 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through Xerox’s customer financing arrangements, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

At June 30, 2005, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, which we have guaranteed, the senior notes and the Loan Agreement with GECC and it expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of any of these agreements could have a material adverse effect on Xerox’s and our, liquidity and operations.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions unless otherwise indicated)

.

(2) Sales of Contracts Receivable:

During 2001, XC entered into an agreement with General Electric Capital Corporation (“GECC”) whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC. In connection with this agreement and subsequent amendments, we stopped purchasing new receivables from XC during 2001 and subsequently completed a series of sales of receivables back to XC. In June 2005, in order to increase administrative efficiencies, we sold our remaining portfolio of contract receivables (aggregating $44 million) to XC, and used the proceeds, plus amounts repaid by XC under the Master Demand Note, to repay our maturing 1.5% Yen denominated Medium Term Notes. There were no other sales of contracts receivable in 2005. In the first half of 2004, sales of contracts receivable to XC totaled $8 million. All of the sales to XC were accounted for as sales of contracts receivable at book value, which approximates fair value. We have no continuing involvement or retained interests in the receivables sold and all risk of loss in such receivables was transferred back to XC.

(3) Due from (to) Xerox:

As of June 30, 2005 and December 31, 2004, demand loans to XC totaled $1,476 million and $2,361 million, respectively, and are reported in our balance sheets as Notes receivable – Xerox Corporation. The demand loans are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”), a copy of which was filed as an exhibit to our 2004 Annual Report on Form 10-K. As of June 2005, the Master Demand Note is our sole monetary asset. Amounts outstanding under the Master Demand Note, up to a balance of $2,750 million, bear interest at a rate (the “Effective Rate”) equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) plus (ii) 2.00% (200 basis points). The Effective Rate was 6.11% and 5.455% at June 30, 2005 and December 31, 2004, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. In June 2005, XC repaid approximately $900 million under the Master Demand Note in connection with our repayment of maturing debt.

From time to time we receive non-interest bearing loans from XC. Amounts payable to XC were $13 million as of June 30, 2005 and December 31, 2004, respectively, and are reported in our balance sheet as Due to Xerox Corporation, net.

Intercompany cross-currency interest rate swaps with XC having net asset fair values as of June 30, 2005 and December 31, 2004 of $2 million and $75 million, respectively are netted against the demand loan balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Total earned income was $35 million and $32 million for the second quarters of 2005 and 2004, respectively, and $71 million and $60 million for the first half of 2005 and 2004, respectively. Earned income on the XC Master Demand Note was $34 million and $69 million in the second quarter and first half of 2005, respectively, and $27 million and $49 million in the second quarter and first half of 2004, respectively. This income represents amounts earned on funds we have advanced to XC under the Master Demand Note. The increase in earned income on the Master Demand Note of $7 million and $20 million, respectively, is primarily due to a higher average balance in the second quarter and first half of 2005 as compared to the second quarter and first half of 2004. Contracts receivable income declined by $4 million and $9 million for the second quarter and first half of 2005, respectively, compared to the second quarter and first half of 2004 primarily reflecting the decrease in the portfolio of contracts receivable as the result of the decision to stop purchasing new contracts from XC, our sales of receivables back to XC and contracts in the portfolio reaching maturity. During the second quarter of 2005, we sold our remaining portfolio of contracts receivable to XC for $44 million. As of

June 2005, the Master Demand Note is our sole monetary asset.

Interest expense was $14 million and $13 million for the second quarters of 2005 and 2004, respectively, and $29 million and $27 million for the first half of 2005 and 2004, respectively. The increase primarily relates to the increase in interest rates.

The mark-to-market valuation of our interest rate derivatives resulted in a net loss of $4 million the second quarter and first half of 2005 compared to a net gain of $8 million and $5 million for the second quarter and first half of 2004, respectively. These results reflect the net effect of the changes in the fair value of our intercompany Yen/USD cross-currency interest rate swaps and the remeasurement of the underlying Yen denominated borrowings.

General and administrative expenses, which are primarily incurred to administer the contracts receivable purchased from XC, were immaterial for the first six months of 2005 and 2004, respectively.

The effective income tax rate was 37.3 percent and 37.0 percent for the second quarters of 2005 and 2004, respectively, and 37.3 percent for both the first half of 2005 and 2004, respectively.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

Net cash provided by operating activities was $26 million for the first half of 2005 compared to $18 million in the first half of 2004. The increase in cash provided by operating activities in the first half of 2005 from the first half of 2004 was primarily due to the increase in earned income.

Net cash provided by investing activities was $898 million in the first half of 2005 compared to net cash used in investing activities of $18 million in the first half of 2004. The net cash provided in 2005 largely reflects our demand of approximately $900 million from XC under the Master Demand Note in June 2005 in order to repay maturing debt. Both amounts also reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC in 2001. Accordingly, net collections from investments were $38 million and $126 million in the first half of 2005 and 2004, respectively. Investing activities also reflected proceeds of $44 million and $8 million in the first half of 2005 and 2004, respectively, from the sale of receivables back to XC as described in Note 2 to the Condensed Consolidated Financial Statements.

Net cash used in financing activities was $924 million in the first half of 2005, reflecting the June 2005 principal payment of our maturing 1.50% Yen denominated Medium Term Notes.

As of June 30, 2005, we had approximately $560 million of debt outstanding. We believe that the amounts we collect from XC under the Master Demand Note will be sufficient to meet our remaining obligations as they mature.

Financial Risk Management

Our primary financial exposure relates to Japanese Yen denominated debt, due in June 2007, of $272 million, which we currently hedge economically through intercompany Yen/USD cross-currency interest rate swaps with XC. See Note 6 to the 2004 Annual Report for a more detailed discussion of our remaining derivative activity.

Parent Company Disclosures

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the following excerpts from Management’s Discussion and Analysis of Financial Statements and Results of Operations, including Capital Resources and Liquidity, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005 FILED SEPARATELY WITH THE SEC.

Summary

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Equipment sales	$1,109	$1,070	$2,095	$2,052
Post sale and other revenue	2,592	2,549	5,149	5,156
Finance income	220	234	448	472

Total Revenues	$3,921	$3,853	$7,692	$7,680

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,827	$1,759	$3,521	$3,440
Less: Supplies, paper and other sales	(718)	(689)	(1,426)	(1,388)

Equipment sales	$1,109	$1,070	$2,095	$2,052

Service, outsourcing and rentals	$1,874	$1,860	$3,723	$3,768
Add: Supplies, paper and other sales	718	689	1,426	1,388

Post sale and other revenue	$2,592	$2,549	$5,149	$5,156

Total second quarter 2005 revenues of $3.9 billion grew 2 percent from the 2004 second quarter including a 2-percentage point benefit from currency. Equipment sales in the second quarter 2005 grew 4 percent from the 2004 second quarter, also including a 2-percentage point benefit from currency. Equipment sales growth reflects strong sales of lower-end office black and white devices, color printers, as well as office and production color systems, which more than offset declines in other monochrome office and production products. Second quarter 2005 post sale and other revenue grew 2 percent from the 2004 second quarter including a 2-percentage point currency benefit. Increased post sale revenues from digital office and production products offset the declines from older technology light lens products. Finance income declined 6 percent, including a 2-percentage point benefit from currency.

Total first half 2005 revenues of $7.7 billion were comparable to the prior year period ending June 30, 2004 and included a 2-percentage point benefit from currency. Equipment sales increased 2 percent reflecting strong sales of lower-end office black and white devices, color printers, as well as office and production color systems, which more than offset declines in other monochrome office and production products. Post sale and other revenues were comparable for the first half of 2005 versus first half of 2004 as increased post sale revenues from digital office and production products and a 2-percentage point benefit from currency offset the declines from older technology light lens products. Finance income declined 5 percent, including a 2-percentage point benefit from currency.

Second quarter 2005 net income of $423 million or $0.40 per diluted share included a $343 million after-tax benefit related to finalization of the 1996-1998 IRS audit, as well as after-tax restructuring charges of $130 million ($194 million pre-tax). 2004 second quarter net income of $208 million or $0.21 per diluted share included an after-tax gain of $30 million ($38 million pre-tax) from the sale of our ownership interest in ScanSoft, Inc. and after-tax restructuring charges of $21 million ($33 million pre-tax).

Net income for the six months ended June 30, 2005 was $633 million or $0.60 per diluted share compared with net income of $456 million or $0.46 per diluted share for the same period in the prior year. Net income for the first half of 2005 included an after-tax gain of $58 million ($93 million pre-tax) related to the sale of our equity interest in Integic Corporation (“Integic”), an after-tax benefit of $343 million related to the finalization of the 1996-1998 IRS audit, and after-tax restructuring charges of $185 million ($279 million pre-tax). Net income for the first half of 2004 included an after-tax gain of $83 million ($109 million pre-tax) related to the sale of all but 2 percent of our 75 percent equity interest in ContentGuard Holdings, Inc. (“ContentGuard”), an after-tax gain of $30 million ($38 million pre-tax) from the ScanSoft sale and after-tax restructuring charges of $25 million ($39 million pre-tax).

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the six months ended June 30, 2005 and 2004 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

(in millions)	Six Months Ended June 30,
	2005	2004	Amount Change
Operating Cash Flows	$627	$499	$128
Investing Cash (Usage) Flows	(144)	301	(445)
Financing Cash Usage	(1,734)	(698)	(1,036)
Effect of exchange rate changes on cash and cash equivalents	(55)	(37)	(18)

(Decrease) increase in cash and cash equivalents	(1,306)	65	(1,371)
Cash and cash equivalents at beginning of period	3,218	2,477	741

Cash and cash equivalents at end of period	$1,912	$2,542	$(630)

In the six months ended June 30, 2005 we generated $627 million in cash flows from operating activities as compared to $499 million for the same period in 2004. The $128 million increase in cash flows from operating activities was primarily a result of the following changes:

•	a $170 million increase in accounts payable and accrued compensation due to accounts payable cash management practices,

•	a $47 million increase due to lower income tax payments primarily resulting from the timing of restructuring payments,

•	a $41 million increase resulting from lower restructuring cash payments, primarily reflecting the timing of payments related to prior year restructuring actions,

•	a $30 million decrease reflecting higher cash contributions to pension benefit plans, reflecting a $230 million cash contribution to our U.S. defined benefit pension plan in the second quarter 2005, and

•	a $136 million decrease related to a lower net reduction in accounts and finance receivables driven by increased equipment sales.

Cash flows from investing activities for the six months ended June 30, 2005 was a $144 million use of cash compared to a $301 million source of cash in the same period of 2004. The $445 million decrease in net cash provided by investing activities primarily relates to the following:

•	a $190 million decrease reflecting the net purchases of short term investments, which are intended to increase our return on available cash,

•	a $81 million decrease from divestitures of businesses. 2005 included $96 million from the sale of our ownership interest in Integic Corporation. 2004 included $79 million from the sale of our ownership interest in ScanSoft, $66 million from the sale of our ownership interest in ContentGuard, Inc. and $36 million from a preferred stock investment, and

•	a $149 million decrease in net reductions of escrow and other restricted investments primarily as a result of significant releases of restricted cash on our secured debt arrangements in 2004.

Cash flows used in financing activities for the six months ended June 30, 2005 totaled $1,734 million, including a payment of $924 million related to our maturing 1.5 percent Yen notes. The increase of $1,036 million in cash usage as compared to the same period of 2004 is primarily due to the following:

•	a $887 million net reduction in cash from secured borrowings,

•	a $161 million increase in net payments on term and other debt in compliance with existing debt maturity obligations,

•	a $23 million decrease in cash proceeds from the issuance of common stock, and

•	a $26 million decrease in preferred stock dividends due to conversion of Series B Preferred Stock to common shares in the 2004 second quarter.

During the quarter ended June 30, 2005, we originated loans, secured by finance receivables, generating cash proceeds of $38 million and repaid loans, secured by finance receivables, of $484 million. As of June 30, 2005, 54 percent of total finance receivables were encumbered as compared to 59 percent at December 31, 2004. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2005. Further, we intend to reduce our overall debt and the proportion of secured debt in our capital structure. The following table compares finance receivables to financing-related debt as of June 30, 2005:

(in millions)	Finance Receivables	Secured Debt
Finance Receivables Encumbered by Loans (1):
GE secured loans:
GE Loans—U.S.	$2,345	$2,054
GE Loans—Canada	354	280
GE Loans—U.K.	678	627

Total GE encumbered finance receivables, net	3,377	2,961
Merrill Lynch Loan—France	392	319
Asset-Backed Loan—France	125	48
DLL-Netherlands, Spain and Belgium	380	328

Total encumbered finance receivables, net	$4,274	$3,656

Unencumbered finance receivables, net	$3,611

Total Finance Receivables, net (2)	$7,885

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of June 30, 2005.

In addition to the above, as of June 30, 2005, approximately $172 million of debt was secured by $304 million of accounts receivable under a three-year $400 million revolving credit facility with GE. This arrangement is being accounted for as a secured borrowing in our Condensed Consolidated Balance Sheets.

As of June 30, 2005, debt secured by finance receivables represented approximately 45 percent of total debt. Our debt maturities for the remainder of 2005 and 2006 by quarter, 2007, 2008 and 2009 by year and thereafter are as follows:

(in millions)	2005	2006	2007	2008	2009	Thereafter
First Quarter		$309
Second Quarter		336
Third Quarter	$500	273
Fourth Quarter	384	205

Full Year	$884	$1,123	$1,480	$977	$975	$2,714

Debt secured by finance receivables (subset of above)	$706	$1,089	$1,026	$641	$81	$113

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

Our current credit ratings as of July 25, 2005 were as follows:

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

Summary—Financial Flexibility and Liquidity:

With $2.1 billion of cash and cash equivalents, including short-term investments, as of June 30, 2005, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our secured funding programs, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. As of June 30, 2005, we have an active shelf registration statement with $1.75 billion of capacity that enables us to access the market on an opportunistic basis and offer both debt and equity securities.

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

Some of our derivative and other material contracts at June 30, 2005 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005.

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

(b)	Changes in Internal Control

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

XEROX CREDIT CORPORATION
(Registrant)

Date: August 5, 2005	BY:	/s/ John F. Rivera
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