Form 10-Q
period 2005-09-30
XEROX CREDIT CORP
filed 2005-11-07
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of October 31, 2005
Common Stock	2,000

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

As of September 2005 our sole monetary asset is the Master Demand Note from our ultimate parent, Xerox Corporation (“XC”) (See Note 3 to the Condensed Consolidated Financial Statements). Further, we have guaranteed the obligations of XC and other XC subsidiaries under its 2003 Credit Facility (see below). As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of XC and its subsidiaries (collectively, “Xerox”).

Xerox’s liquidity is a function of its ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets, securitizations and secured borrowings for Xerox’s finance receivables portfolios. With $1.6 billion of total cash, cash equivalents and short-term investments, as of September 30, 2005, borrowing capacity under its 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through Xerox’s customer financing arrangements, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

The long-term viability and profitability of Xerox’s customer financing activities are dependent, in part, on Xerox’s ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, are dependent on Xerox’s credit ratings. Xerox’s access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until Xerox’s credit ratings have been restored to investment grade. Xerox is currently funding much of its customer financing activity through third-party financing arrangements, including several with General Electric, Merrill Lynch and De Lage Landen Bank, cash generated from operations, cash on hand, capital markets offerings, securitizations and secured borrowings. Xerox’s ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on Xerox’s ability to obtain funding at a reasonable cost, whether through third party financing arrangements (including securitizations and secured borrowings) or directly in the public debt market. If Xerox is unable to continue to offer customer financing, it could materially affect its results of operations, financial condition and liquidity.

Xerox’s 2003 Credit Facility, which we have guaranteed, contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing XC’s outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s customer financing program (the “Loan Agreement”) provides for secured loans up to $5 billion outstanding at any time. As of September 30, 2005, $1.8 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At September 30, 2005, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established and that Xerox was unable to obtain replacement financing in the public debt markets, it could materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

XEROX CREDIT CORPORATION

Form 10-Q

September 30, 2005

Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, a Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and a Certification of Correction of Certificate of Ownership and Merger filed with the Secretary of State of State of Delaware on March 3, 1994.

Exhibit 3 (b)	By-Laws of Registrant, as amended through September 1, 1992.

Exhibit 12 (a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

Exhibit 12 (b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31 (a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I-FINANCIAL INFORMATION

Item 1

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)

	September 30, 2005	December 31, 2004
ASSETS
Investments:
Contracts receivable	$—	$88
Unearned income	—	(4)
Allowance for losses	—	(2)

Total investments, net	—	82
Note receivable - Xerox Corporation	1,408	2,361
Other assets	5	6

Total assets	$1,413	$2,449

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$—	$970
Notes payable after one year	476	576
Due to Xerox Corporation, net	18	13
Other liabilities	20	24

Total liabilities	514	1,583

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in capital	219	219
Retained Earnings	657	624

Total shareholder’s equity	899	866

Total liabilities and shareholder’s equity	$1,413	$2,449

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Earned Income:
Contracts receivable	$—	$3	$2	$14
Xerox note receivable	23	29	92	78

Total earned income	23	32	94	92

Expenses:
Interest	8	14	37	41
Loss/(Gain) on derivative instruments, net	—	3	4	(2)
General and administrative	—	—	—	1

Total expenses	8	17	41	40

Income before income taxes	15	15	53	52
Provision for income taxes	6	5	20	19

Net income	$9	$10	$33	$33

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$33	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Loss(gain) on derivative instruments, net	5	(2)
Net change in other assets and other liabilities	2	15

Net cash provided by operating activities	40	46

Cash Flows from Investing Activities
Proceeds from investments	38	175
Proceeds from sales of contract receivables	44	9
Net advances from/(to) Xerox	877	(230)

Net cash provided by (used in) investing activities	959	(46)

Cash Flows from Financing Activities
Cash payments on debt	(999)	—

Net cash used in financing activities	(999)	—

Changes in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions unless otherwise indicated)

1-Basis of Presentation

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

Liquidity: Our sole monetary asset is the Master Demand Note from XC (see Note 3 to the Condensed Consolidated Financial Statements). For this reason, our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of our ultimate parent, XC (XC, together with its subsidiaries, “Xerox”). Accordingly, the following disclosures address both our liquidity and that of Xerox, even though not all factors affecting Xerox’s liquidity directly affect our liquidity. Such disclosure should be read in the context in which they are provided.

With $1.6 billion of total cash, cash equivalents and short-term investments, on hand at September 30, 2005 and borrowing capacity under its 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through Xerox’s customer financing arrangements, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

At September 30, 2005, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, which we have guaranteed, the senior notes and its other loan agreements, and it expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of any of these agreements could have a material adverse effect on Xerox’s and our, liquidity and operations.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions unless otherwise indicated)

2-Sales of Contracts Receivable

During 2001, XC entered into an agreement with General Electric Capital Corporation (“GECC”) whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC. In connection with this agreement and subsequent amendments, we stopped purchasing new receivables from XC during 2001 and subsequently completed several sales of receivables back to XC. In June 2005, in order to increase administrative efficiencies, we sold our remaining portfolio of contract receivables (aggregating $44 million) to XC, and used the proceeds, plus amounts repaid by XC under the Master Demand Note, to repay our maturing 1.5% Yen denominated Medium Term Notes. There were no other sales of contracts receivable in 2005. In the first nine months of 2004, sales of contracts receivable to XC totaled $9 million. All of the sales to XC were accounted for as sales of contracts receivable at book value, which approximates fair value. We have no continuing involvement or retained interests in the receivables sold and all risk of loss in such receivables was transferred back to XC.

3-Due from (to) Xerox

As of September 30, 2005 and December 31, 2004, demand loans to XC totaled $1,408 million and $2,361 million, respectively, and are reported in our balance sheets as Notes receivable – Xerox Corporation. The demand loans are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”), a copy of which was filed as an exhibit to our 2004 Annual Report on Form 10-K. As of September 2005, the Master Demand Note is our sole monetary asset. Amounts outstanding under the Master Demand Note, up to a balance of $2,750 million, bear interest at a rate (the “Effective Rate”) equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) plus (ii) 2.00% (200 basis points). The Effective Rate was 6.2850% and 5.455% at September 30, 2005 and December 31, 2004, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. In June 2005, XC repaid approximately $1.0 billion under the Master Demand Note in connection with our repayment of debt.

From time to time we receive non-interest bearing loans from XC. Amounts payable to XC were $ 18 and $13 million as of September 30, 2005 and December 31, 2004, respectively, and are reported in our balance sheet as Due to Xerox Corporation, net.

Intercompany cross-currency interest rate swaps with XC having net (liability)/asset fair value as of September 30, 2005 and December 31, 2004 of $(5) million and $75 million, respectively are netted against the demand loan balances.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

Results of Operations – Xerox Credit Corporation

Total earned income was $23 million and $32 million for the third quarter of 2005 and 2004, respectively, and $94 million and $92 million for the first nine months of 2005 and 2004, respectively. Earned income on the XC Master Demand Note was $23 million and $92 million in the third quarter and first nine months of 2005, respectively, and $29 million and $78 million in the third quarter and first nine months of 2004, respectively. This income represents amounts earned on funds we have advanced to XC under the Master Demand Note. The decrease in earned income on the Master Demand Note of $6 million during the third quarter of 2005 compared to 2004 is primarily due to the decrease in the note receivable balance partially offset by an increase in the effective interest rate. The increase in earned income of $14 million for the first nine months of 2005 compared to 2004 was primarily due to an increase in the effective interest rate. Contracts receivable income declined by $3 million and $12 million for the third quarter and first nine months of 2005, respectively, compared to the third quarter and first nine months of 2004 primarily reflecting the decrease in the portfolio of contracts receivable as the result of the decision to stop purchasing new contracts from XC, our sales of receivables back to XC and contracts in the portfolio reaching maturity. During the second quarter of 2005, we sold our remaining portfolio of contracts receivable to XC for $44 million.

Interest expense was $8 million and $14 million for the third quarters of 2005 and 2004, respectively, and $37 million and $41 million for the first nine months of 2005 and 2004, respectively. The decrease primarily relates to the decrease in debt.

The mark-to-market valuation of our interest rate derivatives resulted in a net loss of $4 million for the first nine months of 2005 compared to a net gain of $2 million for the first nine months of 2004. These results reflect the net effect of the changes in the fair value of our intercompany Yen/USD cross-currency interest rate swaps and the remeasurement of the underlying Yen denominated borrowings.

General and administrative expenses, which are primarily incurred to administer the contracts receivable purchased from XC, were immaterial for the first nine months of 2005 and 2004, respectively.

The effective income tax rate was 37.3 percent and 34.6 percent for the third quarters of 2005 and 2004, respectively, and for the first nine months of 2005 was 37.3 percent compared to 36.5 percent for the first nine months of 2004. The increase in the effective income tax rates of 2.7 percent from the third quarter 2004 to the third quarter 2005 was primarily due to the change in state tax rates.

Capital Resources and Liquidity

Net cash provided by operating activities was $40 million for the first nine months of 2005 compared to $46 million in the first nine months of 2004. The decrease in cash provided by operating activities in the first nine months of 2005 from the first nine months of 2004 was primarily due to a tax refund received in 2004 associated with the settlement of the 2003 tax return.

Net cash provided by investing activities was $959 million in the first nine months of 2005 compared to net cash used in investing activities of $46 million in the first nine months of 2004. The net cash provided in 2005 largely reflects our demand of approximately $1.0 billion from XC under the Master Demand Note in order to repay debt. Both amounts also reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC in 2001. Accordingly, net collections from investments were $38 million and $175 million in the first nine months of 2005 and 2004, respectively. Investing activities also reflected proceeds of $44 million and $9 million in the first nine of 2005 and 2004, respectively, from the sale of receivables back to XC as described in Note 2 to the Condensed Consolidated Financial Statements.

Net cash used in financing activities was $999 million in the first nine months of 2005, reflecting the $924 million payment of our maturing 1.50% Yen denominated Medium Term Notes in June 2005, as well as $75 million associated with the early redemption of the following notes:

•	$25 million, 7.125% Medium Term Notes, Due August 5, 2012

•	$25 million, 6.60% Medium Term Notes, Due March 24, 2008

•	$25 million, 7.35% Medium Term Notes, Due July 30, 2012

As of September 30, 2005, we had approximately $476 million of debt outstanding. We believe that the amounts we collect from XC under the Master Demand Note will be sufficient to meet our remaining obligations as they mature.

Financial Risk Management

Our primary financial exposure relates to Japanese Yen denominated debt, due in June 2007, of $266 million, which we currently hedge economically through intercompany Yen/USD cross-currency interest rate swaps with XC. See Note 6 to the 2004 Annual Report for a more detailed discussion of our remaining derivative activity.

Parent Company Disclosures: Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the Capital Resources and Liquidity from Management’s Discussion and Analysis of Financial Statements and Results of Operations, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005 FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the nine months ended September 30, 2005 and 2004 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
	2005	2004	Amount Change
Net Cash provided by operating activities	$789	$934	$(145)
Net Cash (used in) provided by investing activities	(214)	283	(497)
Net Cash used in financing activities	(2,394)	(282)	(2,112)
Effect of exchange rate changes on cash and cash equivalents	(54)	(17)	(37)

(Decrease) increase in cash and cash equivalents	(1,873)	918	(2,791)
Cash and cash equivalents at beginning of period	3,218	2,477	741

Cash and cash equivalents at end of period	$1,345	$3,395	$(2,050)
Short-term investments	$235	$—	$235

Total Cash, cash equivalents and Short-term investments	$1,580	$3,395	$(1,815)

In the nine months ended September 30, 2005 we generated $789 million in net cash provided by operating activities, as compared to $934 million for the same period in 2004. The $145 million decrease in funds from operating activities was primarily due to the following:

•	$208 million decrease due to a growth in accounts receivable reflecting 2005 equipment sales growth, particularly in low end printer devices, as well as excellent 2004 collection performance.

•	$73 million decrease due to growth in inventory, primarily in the Office segment to support new product launches.

•	$41 million decrease due to lower finance receivable runoffs.

•	$131 million increase due to improved accounts payable management practices, as well as increased inventory purchases.

•	$19 million increase resulting from lower restructuring cash payments, primarily reflecting the timing of payments related to prior year restructuring actions.

Net cash (used in) provided by investing activities for the nine months ended September 30, 2005 was a $214 million use of cash compared to a $283 million source of cash during the same period in 2004. The $497 million increase in cash used in investing activities was primarily due to:

•	$236 million increase reflecting the net purchases of short-term investments, which are intended to increase our return on available cash.

•	$135 million increase reflecting lower net reductions of escrow and other restricted investments, primarily as a result of significant releases of restricted cash on our secured debt arrangements in 2004.

•	$82 million increase reflecting lower proceeds from the divestitures of businesses. 2005 included $96 million from the sale of our ownership interest in Integic Corporation. 2004 included $79 million from the sale of our ownership interest in ScanSoft, $66 million from the sale of our ownership interest in ContentGuard, Inc. and $36 million from a preferred stock investment.

•	$44 million increase reflecting lower proceeds received from the sale of certain excess land, buildings and equipment.

Net cash used in financing activities for the nine months ended September 30, 2005 was $2,394 million compared to $282 million in the same period in 2004. The $2,112 million increase in net cash used by financing activities was primarily due to the following:

•	$1,319 million increase in net payments on secured borrowings.

•	$750 million lower proceeds from other debt resulting from the third quarter 2004 issuance of senior notes due in 2011.

•	$69 million increase in payments on term and other debt.

For the nine months ended September 30, 2005, we had $140 million in repayments from the early redemption of public unsecured debt maturities in addition to $1,059 million in scheduled public debt maturities.

As of September 30, 2005, 46% of total finance receivables were encumbered as compared to 59% at December 31, 2004. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2005. Further, we intend to reduce both our overall debt and the proportion of secured debt in our capital structure. The following table compares finance receivables to financing-related debt as of September 30, 2005:

(in millions)	Finance Receivables	Secured Debt
Finance Receivables Encumbered by Loans (1):
GE secured loans:
GE Loans—U.S.	$1,941	$1,765
GE Loans—Canada	315	231
GE Loans—U.K.	644	605

Total GE encumbered finance receivables, net	2,900	2,601
Merrill Lynch Loan—France	405	326
DLL-Netherlands (2)	239	205

Total encumbered finance receivables, net	$3,544	$3,132

Unencumbered finance receivables, net (3)	$4,231

Total Finance Receivables, net (4)	$7,775

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.

(2)	At the end of the third quarter 2005, we repaid $120 million of secured debt through a transaction with our DLL Joint Venture to purchase DLL’s parent’s 51% ownership interest in the Belgium and Spain leasing operations.
(3)	In the third quarter of 2005, we repaid our Asset-Backed Notes in France of $47 million. As a result, the related finance receivables are classified within Unencumbered finance receivables, net as of September 30, 2005.
(4)	Includes (i) billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of September 30, 2005.

In addition to the above, as of September 30, 2005, approximately $174 million of debt was secured by $308 million of trade receivables under a three-year $400 million revolving credit facility with GE. This arrangement is being accounted for as a secured borrowing in our Condensed Consolidated Balance Sheets.

During the quarter ended September 30, 2005 we:

•	Originated loans secured primarily by finance receivables generating cash proceeds of $36 million.

•	Repaid loans secured primarily by finance receivables of $560 million. At the end of the third quarter 2005, we repaid $120 million of secured debt through a transaction with our DLL Joint Venture to purchase DLL’s parent’s 51% ownership interest in the Belgium and Spain leasing operations, which were previously sold to the joint venture in the fourth quarter of 2003. In connection with the purchase, the secured borrowings to DLL’s parent in these operations were repaid and the related finance receivables are no longer encumbered. Other than the repayment of the secured debt, the effects from this transaction were immaterial.

Subsequent to quarter ended September 30, 200 we:

•	Finalized renegotiation of our GE U.S. Loan Agreement and the France warehouse loan agreement with Merrill Lynch to provide flexibility to better manage our overall secured debt and associated interest expense. The GE U.S. Loan Agreement was amended to remove our monthly requirement to borrow and to reduce applicable interest rates on existing and new loans.

The preceding items have allowed us to reduce our outstanding level of debt secured by finance receivables from $4,436 million as of December 31, 2004 to $3,132 million as of September 30, 2005.

As of September 30, 2005, debt secured by finance receivables represented approximately 42 percent of total debt. Our debt maturities for the remainder of 2005 and 2006 by quarter, 2007, 2008 and 2009 by year and thereafter are as follows:

	Bonds/ Bank Loans/Other	Secured by Finance Receivables	Total Debt
Fourth Quarter	$39	$374	$413

2005	39	374	413
First Quarter	11	303	314
Second Quarter	16	269	285
Third Quarter	7	235	242
Fourth Quarter	4	200	204

2006	38	1,007	1,045
2007	450	741	1,191
2008	336	934	1,270
2009	892	70	962
Thereafter	2,564	6	2,570

Total	$4,319	$3,132	$7,451

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

Our current credit ratings as of September 30, 2005 were as follows:

	Senior Unsecured Debt	Outlook	Comments

Moody’s (1), (2), (6)	Ba2	Positive	The Moody’s rating was upgraded from B1 in August 2004. The outlook was upgraded to positive in September 2005.
S&P (3), (4)	BB-	Positive	The S&P rating on Senior Secured Debt is BB-. The outlook was upgraded to positive in April 2005.
Fitch (5)	BB+	Positive	The Fitch rating was upgraded from BB in August 2005.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating. This rating was affirmed in August 2004.
(2)	In August 2004, Moody’s upgraded the long-term senior unsecured debt rating of Xerox from B1 to Ba2, a two notch upgrade. The corporate rating was upgraded to Ba1.
(3)	In April 2005, S&P launched a short-term speculative-grade rating scale and assigned to Xerox a first time B-1 rating.
(4)	In April 2005, S&P upgraded the long-term senior unsecured debt rating of Xerox from B+ to BB-, a one notch upgrade. The corporate rating was affirmed as BB- and changed its Outlook from Stable to Positive.
(5)	In August 2005, Fitch upgraded the senior unsecured debt of Xerox from BB to BB+, and also upgraded the Trust Preferred securities from B+ to BB-, both one notch upgrades. The corporate rating Outlook was affirmed as positive and affirmed the Secured Bank Facility at BBB-.
(6)	In September 2005, Moody’s changed its Outlook from Stable to Positive.

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

Summary—Financial Flexibility and Liquidity:

With $1.6 billion of cash and cash equivalents, including short-term investments, as of September 30, 2005, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our secured funding programs, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. As of September 30, 2005, we have an active shelf registration statement with $1.75 billion of capacity that enables us to access the market on an opportunistic basis and offer both debt and equity securities.

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

Some of our derivative contracts and other material contracts at September 30, 2005 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005.

Item 4 Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits

Exhibits

Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, a Certificate of Ownership and Merger filed with the Secretary of State of Deleware on April 30, 1992 and a Certification of Correction of Certificate of Ownership and Merger filed with the Secretary of State of State of Delaware on March 3, 1994.

.	Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2004.

(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12 (a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31 (a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CREDIT CORPORATION
(Registrant)

Date: November 7, 2005	BY:	/s/ John F. Rivera
John F. Rivera
Vice President, Treasurer and
Chief Financial Officer

Exhibits

Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, a Certificate of Ownership and Merger filed with the Secretary of State of Deleware on April 30, 1992 and a Certification of Correction of Certificate of Ownership and Merger filed with the Secretary of State of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2004.

(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12 (a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31 (a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.