Form 10-K
period 2005-12-31
XEROX CREDIT CORP
filed 2006-03-03
CIK 351936

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No:  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No:  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act Rule

Large accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2005 was: $0

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of February 28, 2005
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

THIS DOCUMENT CONSISTS OF 42 PAGES

Forward-Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us based on information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and other public statements we make. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

In September 2001, Xerox entered into framework agreements with General Electric (GE) under which GE (or an affiliate thereof) would manage Xerox’s customer administrative functions, provide secured financing for XC’s existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers in the U.S through an on-going secured borrowing arrangement. Xerox and GE entered into definitive agreements in 2001 and 2002. In May 2002, Xerox Capital Services (XCS), XC’s U.S. venture with GE, began to manage XC’s customer administration functions in the U.S. including credit approval, order processing, billing and collections. In October 2002, XC completed an eight-year agreement in the U.S. (the “New U.S. Vendor Financing Agreement”), under which GE became the primary equipment financing provider in the U.S., through monthly loans secured by Xerox’s new lease originations. In October 2005, XC renegotiated the loan agreement resulting in a reduction in applicable interest rates and the elimination of the monthly borrowing requirement. The maximum potential level of borrowing under the loan agreement is a function of the size of the portfolio of finance receivables generated by XC that meet GE’s funding requirements and cannot exceed $5 billion in any event.

In anticipation of GE becoming the primary equipment financing provider for Xerox customers in the U.S., we stopped purchasing new contracts receivable from XC effective July 1, 2001. Since then, our then-existing portfolio of contracts has run off as amounts under the contracts were collected or the contracts were sold back to XC. As of December 2005, our sole monetary asset is the Master Demand Note from XC. We will demand repayment of amounts loaned to XC under the Master Demand Note to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate. We have no current intention to pay any dividends.

Historically, our purchases of receivables from XC, and the subsequent administration of the receivables by XC, have been undertaken pursuant to the Amended and Restated Operating Agreement between XC and us (the Operating Agreement). Under the Operating Agreement, XC transferred to us whatever security interest it had in the receivables and equipment.

Subsequent to May 1, 2002, XCS managed our contracts instead of XC, and we paid a fee to XCS rather than to XC for these services. The fees we paid to XCS have been equal to the fees paid to XC. Since our receivable portfolio has now been entirely repaid or sold, we will no longer incur these fees.

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

Item 1A. Risk Factors

Our sole monetary asset is the Master Demand Note from XC, so our liquidity is dependent on the liquidity of XC.

As of December 2005, our sole monetary asset is the Master Demand Note from our ultimate parent, Xerox Corporation (“XC”) (See Note 3 to the Consolidated Financial Statements). Further, we have guaranteed the obligations of XC and other XC subsidiaries under its 2003 Credit Facility (see below). As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of XC and its subsidiaries (collectively, “Xerox”).

Xerox’s liquidity is a function of its ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets, securitizations and secured borrowings for Xerox’s finance receivables portfolios. With $1.6 billion of total cash, cash equivalents and short-term investments, as of December 31, 2005, borrowing capacity under its 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through Xerox’s customer financing arrangements, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

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

Xerox’s 2003 Credit Facility, which we have guaranteed, contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing XC’s outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Under Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s customer financing program (the “Loan Agreement”) GECC provides loans secured by Xerox’s new lease originations. The maximum potential level of borrowing under the Loan Agreement is a function of the size of the portfolio of finance receivables generated by Xerox that meet GE’s funding requirements and cannot exceed $5 billion in any event. As of December 31, 2005, $1.7 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At December 31, 2005, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on its liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established and that Xerox was unable to obtain replacement financing in the public debt markets, it could materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of Xerox equipment and this could materially adversely affect Xerox’s results of operations. Because we are dependent upon Xerox for our liquidity and have guaranteed the obligations of Xerox under the 2003 Credit Facility, any failure by Xerox to be in compliance with any material provision or any covenant of the 2003 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Required.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Because we are a wholly owned subsidiary, there is no market for our common shares. There were no dividends declared during the five years ended December 31, 2005.

ITEM 6. Selected Financial Data

Not Required.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Due to the fact that our liquidity is dependent upon the liquidity of XC, our ultimate parent, this Item 7 includes excerpts from XC’s MD&A, which is presented separately from our own. Certain matters discussed in the excerpts of XC’s MD&A will relate to events and transactions that do not directly affect our liquidity.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Until July 2001, our sole business was to purchase non-cancelable contracts receivable arising from installment sales and lease contracts originated by the domestic marketing operations of XC. Substantially all commercial, federal government and taxable state and local government transactions originated by XC were sold to us. However, in anticipation of the agreements between XC and GE, we stopped purchasing new contracts receivable from XC effective July 1, 2001. Since then, our then-existing portfolio of contracts has run off as amounts under the contracts were collected, or the contracts were sold back to XC. As of December 2005, our sole monetary asset is the amended Master Demand Note from our ultimate parent, XC, a copy of which Master Demand Note has been filed as an exhibit to our 2003 Annual Report on Form 10-K. We will demand repayment of amounts loaned to XC under the Master Demand Note and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate. We have no current intentions to pay any dividends.

Contracts receivable income represents income earned under an agreement with XC pursuant to which we undertook the purchases noted above. Earned income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the amended Master Demand Note.

During 2001, XC entered into an agreement with GE whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of secured loans. This agreement was subsequently amended as part of a new loan agreement entered into in October 2002, under which GE became the primary equipment financing provider in the U.S., through monthly loans secured by XC’s new lease originations. In October 2005, XC renegotiated the loan agreement resulting in a reduction in applicable interest rates and the elimination of the monthly borrowing requirement. The maximum potential level of borrowing under the loan agreement is a function of the size of the portfolio of finance receivables generated by XC that meet GE’s funding requirements and cannot exceed $5 billion in any event. In connection with these agreements, during 2005, 2004 and 2003 we sold contracts receivable to XC aggregating $44 million, $9 million and $151 million, respectively. The sales to XC were accounted for as sales of contracts receivable at approximately book value, which approximated fair value.

Total earned income was $119 million, $126 million and $154 million for the years ended December 31, 2005, 2004 and 2003, respectively. Contracts receivable income declined by $15 million and $47 million in 2005 and 2004, respectively. The declines reflect the decrease in the outstanding portfolio of contracts receivable as a result of the decision to discontinue purchasing receivables from XC in July 2001, the contractual run-off of our portfolio of receivables and the sales of contracts receivable back to XC during the three year period ended December 31, 2005 including the sale of our remaining contracts in June 2005. Earned income of $117 million and $109 million on the Demand Note in 2005 and 2004, respectively, partially offset the decline in contracts receivable income. The increase in earned income in 2005 and 2004 on the Demand Note was primarily related to higher interest rates.

Interest expense was $44 million, $56 million and $67 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in 2005 and 2004 from the prior year amounts reflects lower debt levels primarily as a result of regularly scheduled payments. During 2005 and 2003, $999 million and $467 million were paid, respectively.

The mark-to-market valuation of our interest rate derivatives resulted in a net loss of $5 million and net gain of $2 million in 2005 and 2004, respectively.

General and administrative expenses, which were primarily incurred to administer the contracts receivable purchased from XC, were immaterial for the year ended 2005 and 2004 and were $2 million in 2003. The decline in 2005 and 2004 reflects the lower level of receivables as compared to 2003.

The effective income tax rate was 37.3% in 2005 compared to 30.8% in 2004 and 39.3% in 2003. The 2004 effective tax rate included tax benefits from the favorable resolution of audits and certain other tax-related adjustments, as well as, a reduction in our estimated state tax rate as a result of our exit from doing business in several states over the past several years.

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

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

XC manages our cash and liquidity resources as part of its U.S. cash management system. Accordingly, any net cash we generate is immediately loaned to XC under the Master Demand Note, and we generally do not maintain cash balances. Our liquidity is dependent on the continued liquidity of XC. Due to our cessation of receivables purchases from XC in 2001 and our sale to XC of portions of our portfolio of contracts receivable, funds collected since mid-2001 have exceeded cash usage requirements, and such excess funds have been loaned to XC under the interest-bearing Master Demand Note. We have made in the past, and will continue to make, demand loans to XC of the proceeds from the sale or collection of our contracts receivable, and we will continue to demand repayment of these loan amounts as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

Net cash provided by operating activities was $48 million in 2005 compared to $61 million in 2004 and $95 million in 2003. The decrease in cash provided by operating activities in 2005 from 2004 was primarily due to lower earned income of $7 million as well as an increase in income taxes paid of $16 million partially offset by a reduction in interest paid of $10 million. The reduction in 2004 was primarily due to lower earned income of $28 million as well as the absence of $60 million in proceeds from a swap termination in 2003. Partially offsetting these decreases was a reduction in taxes paid of $47 million and interest paid of $14 million.

Net cash provided by investing activities was $951 million in 2005 compared to net cash used in investing activities of $61 million in 2004. Both amounts reflect the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001. Accordingly, net collections from investments were $38 million and $211 million in 2005 and 2004, respectively, as new purchases of investments ceased in the third quarter of 2001. Investing activities also reflected proceeds of $44 million and $9 million in 2005 and 2004, respectively, from the sale of receivables back to XC as described in Note 2 to the Consolidated Financial Statements. The net cash provided in 2005 also reflects our demand of approximately $900 million from XC under the Master Demand Note which together with proceeds from collections and sales of investments was used to repay maturing debt.

Net cash used in financing activities was $999 million in 2005, reflecting the $924 million payment of our maturing 1.5% Yen denominated Medium Term Notes in June 2005, as well as $75 million associated with the early redemption of the following notes:

•	$25 million, 7.125% Medium Term Notes, Due August 5, 2012

•	$25 million, 6.60% Medium Term Notes, Due March 24, 2008

•	$25 million, 7.35% Medium Term Notes, Due July 30, 2012

There were no debt repayments or borrowings in 2004. 2003 reflects payments on debt of $467 million.

As of December 31, 2005, we had approximately $465 million of debt outstanding. We believe that the amounts due under the Master Demand Note with XC will be sufficient to meet our remaining maturing obligations.

On February 8, 2006, Rating and Investment Information Inc. upgraded XCC’s credit issuer rating from BB+ to BBB-, as well as, gave a stable rating outlook.

Financial Risk Management

We ceased purchasing new contracts receivable from XC during 2001 and our existing portfolio of contracts has run-off as amounts under the contracts have been collected or contracts having been sold back to XC. As a result, our exposures are reduced to the interest rate and currency exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Currently, we hold debt of $255 million that is denominated in Japanese Yen and therefore we are exposed to changes in foreign currency exchange rates that could affect our results of operations and financial condition. However, these exposures are fully hedged with intercompany cross-currency interest rate swaps with XC (See Note 6 to the Consolidated Financial Statements for a discussion of our remaining derivative activity). In addition, our Master Demand Note with XC earns interest at a market rate, which further mitigates our exposure.

The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2005, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $11 million.

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the Capital Resources and Liquidity from Management’s Discussion and Analysis of Financial Statements and Results of Operations, as reported in the Xerox Corporation 2005 Annual Report on Form 10-K.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S 2005 ANNUAL REPORT ON FORM 10-K FILED SEPARATELY WITH THE SEC.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

Throughout this document, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.

Executive Overview

We are a technology and services enterprise and a leader in the global document market, developing, manufacturing, marketing, servicing and financing the industry’s broadest portfolio of document equipment, solutions and services. Our industry is undergoing a series of transformations from older technology light lens devices to digital systems, from black and white to color, and from paper documents to an increased reliance on electronic documents. We believe we are well positioned as these transformations play to our strengths and represent opportunities for future growth, since our research and development investments have been focused on digital and color offerings.

We operate in competitive markets and our customers demand improved solutions, such as the ability to print offset quality color documents on demand; improved product functionality, such as the ability to print, copy, fax and scan from a single device; and lower prices for the same functionality. Customers are also increasingly demanding document services such as consulting and assessments, managed services, imaging and hosting, and document intensive business process improvements.

We deliver advanced technology through focused investment in research and development and offset lower prices through continuous improvement of our cost base. The majority of our revenue is recurring revenue (supplies, service, paper, outsourcing and rentals), which we collectively refer to as post sale revenue. Post sale revenue is heavily dependent on the amount of equipment installed at customer locations and the utilization of those devices. As such, our critical success factors include hardware installations, which stabilize and grow our installed base of equipment at customer locations, page volume growth and higher revenue per page. Connected multifunction devices, new services and solutions are key drivers to increase equipment usage. The transition to color is the primary driver to improve revenue per page, as color documents typically require significantly more toner coverage per page than traditional black and white printing. Revenue per color page is approximately five times higher than revenue per black and white page.

Financial Overview

In 2005, we expanded earnings and made significant progress in positioning ourselves for revenue growth while significantly improving our overall financial condition and liquidity. Our continued focus on investment in the growing areas of digital production and office systems, particularly with respect to color products, contributed to equipment sales growth as the majority of our equipment sales were generated from products launched in the last two years. Total revenue was comparable to the prior year, as modest equipment sales growth was offset by declines in finance income. Post sale and other was comparable to the prior year. Color revenue was up 19% over the prior year reflecting our investments in this market.

We maintained our focus on cost management throughout 2005. While 2005 gross margins were slightly below 2004, we continued to more than offset lower prices with productivity improvements. Gross margins were impacted by a change in overall product mix reflecting a higher proportion of sales of products with lower gross margins. We reduced selling, administrative and general (“SAG”) expenses as administrative and general expense efficiencies, and reductions in bad debt expense more than offset increased selling expenses. We continued to invest in research and development, prioritizing our investments in the faster growing areas of the market. In addition, we reduced interest expense by decreasing debt by over $2.8 billion during the year.

To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. dollars on revenue and expense growth. We refer to this analysis as “currency impact” or “the impact from currency”. Revenues and expenses from our Developing Markets Operations are analyzed at actual exchange rates for all periods presented, since these countries generally have volatile currency and inflationary environments, and our operations in these countries have historically implemented pricing actions to recover the impact of inflation and devaluation. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European currencies on a revenue-weighted basis, the U.S. dollar was largely unchanged in 2005, 10% weaker in 2004 and 17% weaker in 2003. As a result, the foreign currency translation impact on revenue was negligible in 2005. For 2004 and 2003, foreign currency translation had a 3-percentage point and 5-percentage point favorable impact, respectively.

Our 2005 balance sheet strategy focused on reducing our total debt, optimizing operating cash flows and matching our remaining debt portfolio to support our customer financing operations. The successful implementation of this strategy in 2005 enabled us to significantly improve our liquidity and finish the year with a cash, cash equivalents and short-term investments balance of $1.6 billion. Our prospective balance sheet strategy includes: returning our credit rating to investment grade; optimizing operating cash flows; achieving an optimal cost of capital; rebalancing secured and unsecured debt; and effectively deploying cash to deliver and maximize long-term shareholder value. In addition, our strategy includes maintaining our current leverage of financing assets (finance receivables and equipment on operating leases) and maintenance of a minimal level of non-financing debt.

Revenues for the three years ended December 31, 2005 were as follows:

(in millions)	Year Ended December 31,			Percent Change
	2005	2004	2003	2005	2004
Equipment sales	$4,519	$4,480	$4,250	1%	5%
Post sale and other revenue	10,307	10,308	10,454	—	(1)%
Finance income	875	934	997	(6)%	(6)%

Total Revenues	$15,701	$15,722	$15,701	—	—

Total Color revenue included in total revenues	$4,634	$3,903	$3,267	19%	19%

The following presentation reconciles the above information to the revenue classifications included in our Consolidated Statements of Income:

(in millions)	Year Ended December 31,
	2005	2004	2003
Sales	$7,400	$7,259	$6,970
Less: Supplies, paper and other sales	(2,881)	(2,779)	(2,720)

Equipment Sales	$4,519	$4,480	$4,250

Service, outsourcing and rentals	$7,426	$7,529	$7,734
Add: Supplies, paper and other sales	2,881	2,779	2,720

Post sale and other revenue	$10,307	$10,308	$10,454

Total 2005 revenues of $15.7 billion were comparable to the prior year period. Currency impacts on total revenues were negligible for the year. Total 2005 revenues included the following:

•	1% growth in Equipment sales, including a negligible impact from currency, primarily reflecting revenue growth from color in Office and Production, low-end black and white office products as well as growth in DMO. These growth areas were partially offset by revenue declines in higher-end office black and white products, and black and white production products.

•	Comparable Post sale and other revenues, including a negligible impact from currency, primarily reflecting revenue growth from digital products and in DMO which were partially offset by declines in light lens.

•	6% decline in Finance income including benefits from currency of 1-percentage points, which reflects lower finance receivables.

Total 2004 revenues of $15.7 billion increased modestly as compared to 2003 including a 3-percentage point benefit from currency. Total 2004 revenues included the following:

•	5% growth in Equipment sales, reflecting the success of our color and digital light production products and a 3-percentage point benefit from currency.

•	1% decline in Post sale and other revenues due to declines in older light lens technology products and Developing Market Operations (“DMO”), driven by Latin America, were partially offset by growth in digital office and production color, as well as a 3-percentage point benefit from currency. The light lens and DMO declines reflect a reduction of equipment at customer locations and related page volume declines. As our equipment sales continue to increase, we expect the effects of post-sale declines will moderate and ultimately reverse over time.

•	6% decline in Finance income, including a 4-percentage point benefit from currency, which reflects a decrease in equipment lease originations over the past several years.

Net income and diluted earnings per share for the three years ended December 31, 2005 were as follows:

(in millions, except share amounts)	Year Ended December 31,
	2005	2004	2003
Net income	$978	$859	$360
Preferred stock dividends	(58)	(73)	(71)

Income available to common shareholders	$920	$786	$289

Diluted earnings per share	$0.94	$0.86	$0.36

2005 Net income of $978 million, or 94 cents per diluted share, included the following:

•	$343 million after-tax benefit related to the finalization of the 1996-1998 IRS audit.

•	$84 million after-tax ($115 million pre-tax) charge for litigation matters relating to the MPI arbitration panel decision and probable losses for other legal matters.

•	$58 million after-tax ($93 million pre-tax) gain related to the sale of our entire equity interest in Integic Corporation (“Integic”).

•	$247 million after-tax ($366 million pre-tax) restructuring charges.

2004 Net income of $859 million, or 86 cents per diluted share, included the following:

•	$83 million after-tax ($109 million pre-tax) gain related to the sale of substantially all of our investment in ContentGuard Holdings, Inc. (“ContentGuard”).

•	$38 million after-tax pension settlement benefit from Fuji Xerox.

•	$30 million after-tax ($38 million pre-tax) gain from the sale of our investment in ScanSoft, Inc. (“ScanSoft”).

•	$57 million after-tax ($86 million pre-tax) restructuring charges.

2003 Net income of $360 million, or 36 cents per diluted share, included the following:

•	$146 million after-tax ($239 million pre-tax) charge related to the court approved settlement of the Berger v. RIGP litigation.

•	$111 million after-tax ($176 million pre-tax) restructuring charges.

•	$45 million after-tax ($73 million pre-tax) loss on early extinguishment of debt and income tax benefits of $35 million from the reversal of deferred tax asset valuation allowances.

Capital Resources and Liquidity

Cash Flow Analysis: The following summarizes our cash flows for each of the three years ended December 31, 2005, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

(in millions)	2005	2004	2003	2005 Amount Change	2004 Amount Change
Net cash provided by operating activities	$1,420	$1,750	$1,879	$(330)	$(129)
Net cash (used in) provided by investing activities	(295)	203	49	(498)	154
Net cash used in financing activities	(2,962)	(1,293)	(2,470)	(1,669)	1,177
Effect of exchange rate changes on cash and cash equivalents	(59)	81	132	(140)	(51)

(Decrease) increase in cash and cash equivalents	(1,896)	741	(410)	(2,637)	1,151
Cash and cash equivalents at beginning of period	3,218	2,477	2,887	741	(410)

Cash and cash equivalents at end of period	$1,322	$3,218	$2,477	$(1,896)	$741

Cash, cash equivalents and Short-term investments reported in our Consolidated Financial Statements were as follows:

	2005	2004
Cash and cash equivalents	$1,322	$3,218
Short-term investments	244	—

Total Cash, cash equivalents and Short-term investments	$1,566	$3,218

For the year ended December 31, 2005, net cash provided by operating activities, decreased $330 million from 2004 primarily as a result of the following:

•	$258 million decrease due to modest growth in accounts receivable in 2005 compared to a decline in 2004.

•	$83 million decrease due to lower finance receivable run-off.

•	$124 million decrease due to higher inventory growth in 2005 compared to 2004 reflecting an increase in the number of new products.

•	Partially offsetting these items were lower tax payments of $96 million due to refunds from audit and other tax settlements, as well as, the timing of payments associated with restructuring.

•	Partially offsetting lower pension contributions of $21 million.

For the year ended December 31, 2004, net cash provided by operating activities decreased $129 million from 2003 primarily as a result of the following:

•	Lower finance receivable reductions of $159 million reflecting the increase in equipment sale revenue in 2004.

•	Higher cash usage related to inventory of $100 million to support new products.

•	Increased tax payments of $46 million due to increased income.

•	Lower cash generation from the early termination of interest rate swaps of $62 million.

•	Lower pension plan contributions of $263 million partially offsetting the above cash outflows.

We expect 2006 operating cash flows to be at the high end of the range of $1.2 billion to $1.5 billion, as compared to $1.4 billion in 2005. This expectation reflects cash generation from a decrease in finance receivables that offsets cash usage from an increase in equipment on operating leases, resulting in a neutral impact on net operating cash flow. Since finance receivables and on-lease equipment are expected to be leveraged at a 7:1 debt to equity ratio, if these items collectively use or provide cash the overall impact on our total cash flows should be minimal since our debt should also increase or decrease as appropriate to maintain our current leverage.

For the year ended December 31, 2005, net cash from investing activities decreased $498 million from 2004 primarily as a result of the following:

•	$247 million from the net purchases of short-term investments which were intended to increase our return on available cash.

•	Decrease of $143 million due to a lower net reduction of escrow and other restricted investments due to the 2004 renegotiation of certain secured borrowing arrangements and scheduled releases from an escrow account of supporting interest payments on our prior liability to a trust issuing preferred securities.

•	Decrease of $86 million due to lower proceeds from divestitures and investments, net reflecting:

•	2005 proceeds of $105 million primarily consisting of $96 million from the sale of our equity interest in Integic Corporation.

•	2004 proceeds of $191 million primarily consisting of $66 million from the ContentGuard sale, $79 million from the ScanSoft sale and $36 million from a preferred stock investment.

•	Decrease of $48 million due to lower proceeds from the sale of excess land and buildings.

•	Partially offsetting these items was a $15 million decrease in capital and internal use software expenditures.

We expect 2006 capital expenditures including internal use software to approximate $250 million.

For the year ended December 31, 2004, net cash from investing activities increased $154 million from 2003 primarily as a result of the following:

•	An increase of $156 million in proceeds from the sale of businesses and investments, consisting of the $191 million referred to above, as offset by $35 million of proceeds from the 2003 divestitures of investments in South Africa, France and Germany.

•	An increase of $43 million of proceeds from the sale of certain excess land and buildings.

•	Partially offsetting these items was a $12 million decrease due to the acquisition of an additional interest in Xerox India in 2004, and a $31 million decrease due to a lower net reduction of escrow and other restricted investments. 2003 investing cash flows included $235 million related to our former reinsurance obligations with our discontinued operations.

For the year ended December 31, 2005, net cash used in financing activities increased $1.7 billion from 2004 primarily as a result of the following:

•	A $1.5 billion reduction in proceeds from new secured financings, reflecting a rebalancing of our secured and unsecured debt portfolio.

•	$433 million cash usage for the acquisition of common stock under the authorized October 2005 share repurchase program.

•	A partially offsetting $235 million decrease in net payments on term and other debt reflecting lower debt maturity obligations.

For the year ended December 31, 2004, net cash used in financing activities decreased $1.2 billion from 2003 primarily as a result of the following:

•	A $2.6 billion decrease in net payments of term and other debt.

•	$889 million in proceeds received on the issuance of mandatory redeemable preferred stock in 2003.

•	A partially offsetting decrease of $404 million in proceeds from the issuance of common stock and a decrease of $114 million in net proceeds from secured financing.

Customer Financing Activities and Debt: We provide equipment financing to the majority of our customers. Because the finance leases allow our customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these customer finance leases.

During the last four years we had established a series of financing arrangements with a number of major financial institutions to provide secured funding for our customer leasing activities in several of the major countries in which we operate, specifically in Canada, France, the Netherlands, the U.K. and U.S. While terms and conditions vary somewhat between countries, in general these arrangements call for the financial counterparty to provide loans secured by the sales-type lease originations in the country for which it has been contracted to be the funding source. Most arrangements are transacted through bankruptcy remote special purpose entities and the transfers of receivables and equipment to these entities are generally intended to be true sales at law. Under these arrangements, secured debt matches the terms of the underlying finance receivables it supports, which eliminates certain significant refinancing, pricing and duration risks associated with our financing.

At December 31, 2005 and 2004, all of the lease receivables and related secured debt are consolidated in our financial statements because we are determined to be the primary beneficiary of the arrangements and frequently the counterparties have various types of recourse to us. The lease receivables sold represent the collateral for the related secured debt and are not available for general corporate purposes until the related debt is paid off. Most of the secured financing arrangements include over-collateralization of approximately 10% of the lease amounts sold. All of these arrangements are subject to usual and customary conditions of default including cross defaults. In the remote circumstance that an event of default occurs and remains uncured, in general, the counterparty can cease providing funding for new lease originations.

Information on restricted cash that is the result of these third party secured funding arrangements is included in Note 1- “Restricted Cash and Investments” to the Consolidated Financial Statements and disclosure of the amounts for new funding and debt repayments are included in the accompanying Consolidated Statement of Cash Flows.

We also have arrangements in certain countries – Germany, Italy, the Nordic Countries, Brazil and Mexico – in which third party financial institutions originate lease contracts directly with our customers. In these arrangements, we sell and transfer title to the equipment to these financial institutions and generally have no continuing ownership rights in the equipment subsequent to its sale.

In addition to these third party arrangements, we also support our customer finance leasing activities with cash generated from operations and through capital markets offerings.

Refer to Note 4 – Receivables, Net in the Consolidated Financial Statements for further information regarding our third party secured funding arrangements as well as a comparison of finance receivables to our financing-related debt as of December 31, 2005 and 2004.

As of December 31, 2005 and 2004, debt secured by finance receivables was approximately 41% and 44% of total debt, respectively. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans in 2006. The following represents our aggregate debt maturity schedule as of December 31, 2005:

(in millions)	Unsecured Debt	Debt Secured by Finance Receivables	Other Secured Debt	Total Debt
2006	$66	$1,058	$15	$1,139	(1)
2007	258	1,139	185	1,582
2008	28	643	307	978
2009	879	103	7	989
2010	688	36	3	727
Thereafter	1,826	3	34	1,863

Total	$3,745	$2,982	$551	$7,278

(1)	Quarterly secured and unsecured total debt maturities (in millions) for 2006 are $353, $307, $256 and $223 for the first, second, third and fourth quarters, respectively.

The following table summarizes our secured and unsecured debt as of December 31, 2005 and 2004:

(in millions)	December 31, 2005	December 31, 2004
Term Loan	$300	$300
Debt secured by finance receivables	2,982	4,436
Capital leases	38	58
Debt secured by other assets	213	235

Total Secured Debt	3,533	5,029

Senior Notes	2,862	2,936
Subordinated debt	19	19
Other Debt	864	2,140

Total Unsecured Debt	3,745	5,095

Total Debt	$7,278	$10,124

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

With $1.6 billion of cash, cash equivalents and short-term investments, as of December 31, 2005, borrowing capacity under our 2003 Credit Facility of approximately $700 million and funding available through our secured funding programs, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. As of December 31, 2005, we had an active shelf registration statement with $1.75 billion of capacity that enables us to access the market on an opportunistic basis and offer both debt and equity securities.

Credit Facility: The 2003 Credit Facility consists of a $300 million term loan and a $700 million revolving credit facility, which includes a $200 million sub-facility for letters of credit. Xerox Corporation is the only borrower of the term loan. The revolving credit facility is available, without sub-limit, to Xerox Corporation and certain of its foreign subsidiaries, including Xerox Canada Capital Limited, Xerox Capital (Europe) plc and other qualified foreign subsidiaries (excluding Xerox Corporation, the “Overseas Borrowers”). The 2003 Credit Facility matures on September 30, 2008. As of December 31, 2005, the $300 million term loan and $15 million of letters of credit were outstanding and there were no outstanding borrowings under the revolving credit facility. Since inception of the 2003 Credit Facility in June 2003, there have been no borrowings under the revolving credit facility.

The term loan and the revolving loans each bear interest at LIBOR plus a spread that varies between 1.75% and 3.00% or, at our election, at a base rate plus a spread that depends on the then-current leverage ratio, as defined, in the 2003 Credit Facility. This rate was 6.22% at December 31, 2005.

The 2003 Credit Facility contains affirmative and negative covenants as well as financial maintenance covenants. Subject to certain exceptions, we cannot pay cash dividends on our common stock during the facility term, although we can pay cash dividends on our preferred stock provided there is then no event of default. In addition to other defaults customary for facilities of this type, defaults on other debt, or bankruptcy, of Xerox, or certain of our subsidiaries, and a change in control of Xerox, would constitute events of default. At December 31, 2005, we were in compliance with the covenants of the 2003 Credit Facility and we expect to remain in compliance for at least the next twelve months.

Share Repurchase Program: In October 2005, the board of directors authorized the repurchase of up to $500 million of the company’s common stock during a period of up to one year. In addition, during January 2006, the board of directors authorized an additional repurchase of $500 million of the company’s common stock to also occur during a period of up to one year. Refer to Note 18 - Common Stock in the Consolidated Financial Statements for further information.

Other Financing Activity

Financing Business: We currently fund our customer financing activity through third-party funding arrangements, cash generated from operations, cash on hand, capital markets offerings and secured loans. In the United States, Canada, the Netherlands, the U.K., and France, we are currently funding a significant portion of our customer financing activity through secured borrowing arrangements with GE, De Lage Landen Bank (“DLL”) and Merrill Lynch. At the end of the third quarter 2005, we repaid $120 million of secured debt through a transaction with our DLL Joint Venture to purchase DLL’s parent’s 51%

ownership interest in the Belgium and Spain leasing operations, which were previously sold to the joint venture in the fourth quarter of 2003. In connection with the purchase, the secured borrowings to DLL’s parent in these operations were repaid and the related finance receivables are no longer encumbered. Other than the repayment of the secured debt, the effects from this transaction were immaterial. In October 2005, we renegotiated our Loan Agreement with GE resulting in a reduction in applicable interest rates and the elimination of the monthly borrowing requirement. The interest rate reduction is applicable to existing and new loans. Additionally in October 2005, we finalized renegotiation of our Loan Agreements with Merrill Lynch in France resulting in an increase in the size of the facility from €350 million to €420 million ($414 to $497), lower applicable interest rates and an extension for an additional 2 years at our option from the current expiration date of July 2007. Refer to Note 4 to the Consolidated Financial Statements for a more detailed discussion of our customer financing arrangements.

Loan Covenants and Compliance: At December 31, 2005, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations. We have the right at any time to prepay without penalty any loans outstanding under or terminate the 2003 Credit Facility.

Capital Markets Offerings and Other: In August 2004, we issued $500 million aggregate principal amount of Senior Notes due 2011 at par value and, in September 2004, we issued an additional $250 million aggregate principal amount Senior Notes due 2011 at 104.25% of par. These notes, which are discussed further in Note 11 - Debt in the Consolidated Financial Statements, form a single series of debt. Interest on the Senior Notes accrues at the annual rate of 6.875% and, as a result of the premium we received on the second issuance of Senior Notes, have a weighted average effective interest rate of 6.6%. The weighted average effective interest rate associated with the Senior Notes reflects our improved liquidity and ability to access the capital markets on more favorable terms.

In December 2004, we completed the redemption of our liability to the Xerox trust issuing trust preferred securities. In lieu of cash redemption, holders of substantially all of the securities converted $1.0 billion aggregate principal amount of securities into 113 million shares of our common stock. As a result of this conversion and redemption, there is no remaining outstanding principal. This redemption, which had no impact on diluted earnings per share, is discussed further in Note 12 to the Consolidated Financial Statements.

Credit Ratings: Our credit ratings as of December 31, 2005 were as follows:

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

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past two years. As described in the above table, Moody’s and S&P have made positive rating upgrades during the 2005 annual period. In January 2006, S&P placed our rating on Credit-Watch Positive indicating a review of the credit with positive implications within the coming 30 days. Even though as of February 2006, our current credit rating still remains below investment grade, we expect our management strategies will return the company to investment grade in the future.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies: At December 31, 2005, we had the following contractual cash obligations and other commercial commitments and contingencies (in millions):

	Year 1	Years 2-3		Years 4-5
	2006	2007	2008	2009	2010	Thereafter
Long-term debt, including capital lease obligations (1)	$1,139	$1,582	$978	$989	$727	$1,863
Minimum operating lease commitments (2)	197	165	124	102	90	197
Liabilities to subsidiary trusts issuing preferred securities (3)	98	—	—	—	—	626
Purchase Commitments
Flextronics (4)	734	—	—	—	—	—
EDS Contracts (5)	299	290	282	138	—	—
Other (6)	39	34	31	1	—	—

Total contractual cash obligations	$2,506	$2,071	$1,415	$1,230	$817	$2,686

(1)	Refer to Note 11 to our Consolidated Financial Statements for interest payments by us as well as for additional information related to long-term debt (amounts above include principal portion only).
(2)	Refer to Note 6 to our Consolidated Financial Statements for additional information related to minimum operating lease commitments.
(3)	Refer to Note 12 to our Consolidated Financial Statements for interest payments by us as well as for additional information related to liabilities to subsidiary trusts issuing preferred securities (amounts above include principal portion only).
(4)	Flextronics: In 2001, we outsourced certain manufacturing activities to Flextronics under a five-year agreement expiring on November 30, 2006, which we expect to extend for at least an additional three-year period in accordance with existing contractual terms.
(5)	EDS Contracts: We have an information management contract with Electronic Data Systems Corp. (“EDS”) to provide services to us for global mainframe system processing, application maintenance and support, desktop services and helpdesk support, voice and data network management, and server management through June 30, 2009. There are no minimum payments required under the contract. After July 1, 2006, we can terminate the current contract for convenience with six months notice, as defined in the contract, with no termination fee and with payment to EDS for costs incurred as of the termination date. Should we terminate the contract for convenience, we have an option to purchase the assets placed in service under the EDS contract.
(6)	Other Purchase Commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

Other Commercial Commitments and Contingencies

Pension and Other Post-Retirement Benefit Plans: We sponsor pension and other post-retirement benefit plans that require periodic cash contributions. Our 2005 cash fundings for these plans were $388 million for pensions and $112 million for other post-retirement plans. Our anticipated cash fundings for 2006 are $106 million for pensions and $130 million for other post-retirement plans. Cash contribution requirements for our domestic tax qualified pension plans are governed by the Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. Cash contribution requirements for our international plans are subject to the applicable regulations in each country. The expected 2006 pension contributions do not include contributions to the domestic tax qualified plans because these plans have already exceeded the ERISA minimum funding requirements for the plans’ 2005 plan year. However, once the January 1, 2006 actuarial valuations and projected results as of the end of the 2006 measurement year are available, the desirability of additional contributions will be assessed. Based on these results, we may voluntarily decide to contribute to these plans, even though no contribution is required. In prior years, after making this assessment, we decided to contribute $230 and $210 in April 2005 and April 2004, respectively, to our domestic tax qualified plans in order to make them 100 percent funded on a current liability basis under the ERISA funding rules. Our other post-retirement benefit plans are non-funded and are almost entirely related to domestic operations. Cash contributions are made each year to cover medical claims costs incurred in that year.

Fuji Xerox: We had product purchases from Fuji Xerox totaling $1.5 billion, $1.1 billion, and $871 million in 2005, 2004 and 2003, respectively. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. We anticipate that we will purchase approximately $1.9 billion of products from Fuji Xerox in 2006. Related party transactions with Fuji Xerox are discussed in Note 7 to the Consolidated Financial Statements.

Brazil Tax and Labor Contingencies: At December 31, 2005, our Brazilian operations were involved in various litigation matters and have received or been levied with numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The total amounts related to these unreserved contingencies, inclusive of any related interest, were approximately $900 million. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax and labor matters and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2005 we have made escrow cash deposits of $117 million for matters we are disputing and there are liens on certain of our Brazilian assets. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matter is resolved in our favor. We routinely assess these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable of occurring.

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

Refer to Note 16 – Contingencies for further information regarding our guarantees, indemnifications and warranty liabilities.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Refer to Note 13 - Financial Instruments to the Consolidated Financial Statements for further discussion on our financial risk management.

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2005, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2005. A 10% appreciation or depreciation of the U.S. dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2005 would have a $582 million impact on our Cumulative translation adjustment portion of equity. The amount permanently invested in foreign subsidiaries and affiliates, primarily Xerox Limited, Fuji Xerox, Xerox Canada Inc. and Xerox do Brasil, and translated into dollars using the year-end exchange rates, was $5.8 billion at December 31, 2005, net of foreign currency-denominated liabilities designated as a hedge of our net investment.

Interest Rate Risk Management: The consolidated weighted-average interest rates related to our debt and liabilities to subsidiary trusts issuing preferred securities for 2005, 2004 and 2003 approximated 6.0%, 5.8%, and 6.0%, respectively. Interest expense includes the impact of our interest rate derivatives.

Virtually all customer-financing assets earn fixed rates of interest. As discussed above, a significant portion of those assets has been pledged as collateral for secured financing arrangements and the interest rates on a significant portion of those loans are fixed.

As of December 31, 2005, approximately $2.9 billion of our debt carried variable interest rates, including the effect of pay-variable interest rate swaps we are utilizing with the intent to reduce the effective interest rate on our debt.

The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2005, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $257 million.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the first two paragraphs under the caption “Financial Risk Management” in Item 7 above is hereby incorporated by reference in answer to this Item.

ITEM 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, are set forth on pages 23 through 33 thereof.

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

(b) Changes in Internal Controls Over Financial Reporting

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

Amounts we collected on our contracts receivable and proceeds we received from the sale of contracts receivable back to XC, have been loaned back to XC under an interest bearing demand note agreement (Master Demand Note). The Master Demand Note agreement was filed as an exhibit to our 2003Annual Report on Form 10-K. The Master Demand Note earns interest at a rate equal to the result of adding the H.15 Two-Year Swap Rate and H.15 Three-Year Swap Rate (each as defined in the Master Demand Note) and dividing by two (2) and then adding 2.00% (200 basis points). We will demand repayment of these loan amounts from XC as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

Subject to certain limitations, all XC and other obligations under the 2003 Credit Facility are guaranteed by substantially all of XC’s U.S. subsidiaries, including us. Our guaranty of obligations under the 2003 Credit Facility, however, is subordinated to all of our capital markets debt outstanding as of June 25, 2003.

Since all services necessary to our business were provided by XC or XCS, we maintained minimal facilities and had no separate infrastructure or employees. The Company and XC engage in extensive intercompany transactions and we receive all of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1) Index to Financial Statements and financial statements schedules, filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005

Consolidated Statements of Shareholder’s Equity for each of the years in the three-year period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005

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

March 3, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

March 3, 2006

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
Chairman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Xerox Credit Corporation:

In our opinion, the accompanying consolidated balance sheet and the related statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Xerox Credit Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1, the Company and its ultimate parent, Xerox Corporation, engage in extensive intercompany transactions, and the Company receives all of its operational and administrative support from Xerox Corporation. Such transactions cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties. Additionally, as disclosed in Note 4, the Company had notes receivable from Xerox Corporation at December 31, 2005 amounting to $1,405 million. Accordingly, the Company is dependent on Xerox Corporation complying with its contractual obligations.

PricewaterhouseCoopers LLP

Rochester, NY

February 22, 2006

XEROX CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(in millions)

	2005	2004
ASSETS
Investments:
Contracts receivable	$—	$88
Unearned income	—	(4)
Allowance for losses	—	(2)

Total investments, net	—	82
Notes receivable - Xerox Corporation	1,405	2,361
Other assets	5	6

Total assets	$1,410	$2,449

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:

Current portion of notes payable	$—	$970
Notes payable after one year	465	576
Due to Xerox Corporation, net	29	13
Other liabilities	6	24

Total liabilities	500	1,583

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued, and outstanding	23	23
Additional paid-in-capital	219	219
Retained Earnings	668	624

Total shareholder’s equity	910	866

Total liabilities and shareholder’s equity	$1,410	$2,449

The accompanying notes are an integral part of these Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

(in millions)

	2005	2004	2003
Earned Income:
Contracts receivable	$2	$17	$64
Xerox note receivable	117	109	90

Total earned income	119	126	154

Expenses:
Interest	44	56	67
Loss/(gain) on derivative instruments, net	5	(2)	(4)
General and administrative	—	1	2

Total expenses	49	55	65

Income before income taxes	70	71	89
Provision for income taxes	26	22	35

Net income	$44	$49	$54

The accompanying notes are an integral part of these Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Years Ended December 31, 2005, 2004 and 2003

(in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2002	$23	$219	$521	$—	$763
Net Income/Comprehensive Income	—	—	54	—	54

Balance at December 31, 2003	23	219	575	—	817
Net Income/Comprehensive Income	—	—	49	—	49

Balance at December 31, 2004	23	219	624	—	866
Net Income/Comprehensive Income	—	—	44	—	44

Balance at December 31, 2005	$23	$219	$668	$—	$910

The accompanying notes are an integral part of these Consolidated Financial Statements.

XEROX CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(in millions)

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$44	$49	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on derivative instruments, net	5	(2)	(4)
Proceeds from swap termination	—	—	60
Net change in operating assets and liabilities	(1)	14	(15)

Net cash provided by operating activities	48	61	95

Cash Flows from Investing Activities
Proceeds from investments	38	211	571
Proceeds from sales of contracts receivable	44	9	151
Net advances from/(to) Xerox	869	(281)	(367)
Net change in derivative collateralization	—	—	2

Net cash provided by (used in) investing activities	951	(61)	357

Cash Flows from Financing Activities
Principal payments of long-term debt and secured borrowings	(999)	—	(467)

Net cash used in financing activities	(999)	—	(467)

Decrease in cash and cash equivalents	—	—	(15)
Cash and cash equivalents, beginning of year	—	—	15

Cash and cash equivalents, end of year	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

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

In September 2001, Xerox entered into framework agreements with General Electric (GE) including one in the U.S. under which GE (or an affiliate thereof) would manage Xerox’s customer administrative functions, provide secured financing for XC’s existing portfolio of finance receivables and become the primary equipment financing provider for Xerox customers through an on-going secured borrowing arrangement. Thereafter, Xerox and GE entered into definitive agreements in 2001 and 2002. In May 2002, Xerox Capital Services (XCS), XC’s U.S. venture with GE, became operational. XCS now manages Xerox’s customer administration functions in the U.S. including credit approval, order processing, billing and collections. In October 2002, XC completed an eight-year agreement in the U.S. (the “Loan Agreement”), under which GE became the primary equipment financing provider in the U.S., through monthly securitizations of Xerox’s new lease originations. The maximum potential level of borrowing under the Loan Agreement is a function of the size of the portfolio of finance receivables generated by Xerox that meet GE’s funding requirements and cannot exceed $5 billion in any event. In October 2005, Xerox renegotiated the Loan Agreement resulting in a reduction in applicable interest rates and the elimination of the monthly borrowing requirement. The interest rate reduction is applicable to existing and new loans.

Historically XC provided billing, collection and other services related to the administration of the receivables that we purchased from XC. XCS now manages XC’s customer administration and leasing activities in the U.S. including credit approval, order processing, billing and collections. Accordingly, XCS provided these services to us and subsequent to May 1, 2002, we paid a fee to XCS, rather than to XC, for these services. The fees we paid to XCS have been similar to the fees paid to XC. Since our existing portfolio has now been entirely repaid as of December 2005, we will no longer incur these fees.

Liquidity

Since the Master Demand Note from XC represents our only substantial monetary asset, our liquidity is dependent upon the liquidity of XC. The adequacy of Xerox’s, including XC’s, liquidity depends on its ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets, securitizations and secured borrowings for Xerox’s finance receivables portfolios. With a $1.6 billion balance of cash, cash equivalents and short-term investments at December 31, 2005, borrowing capacity under its 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through its customer financing arrangements, Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Recognition of Earned Income

We utilize the interest method for the recognition of earned income associated with contracts receivable. Under this method, the difference between the amount of gross contracts receivable and the cost of the contract is recorded as unearned income. The unearned income is amortized into income over the life of the contract using an effective yield method.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of investments, notes payable, and interest rate swaps are discussed in Notes 2, 5, and 6, respectively.

New Accounting Standards and Accounting Changes

In recent years the FASB has issued numerous new accounting pronouncements. We do not have, nor do we presently expect to have, any transactions that are affected by these statements.

(2) Investments

Contracts receivable represent purchases from XC as described in Note 1. These receivables arose from XC equipment sales under installment sales and lease contracts. Contract terms on these receivables range primarily from three to five years. We estimate that the fair value of our investments approximates their carrying amounts at December 31, 2004. As of December 2005, we no longer have any contract receivables (see Note 1).

Sales of Contracts

During 2001, XC entered into an agreement with General Electric Capital Corporation and/or its affiliates (“GE”) whereby XC agreed to sell certain finance receivables in the U.S. to a special purpose entity (SPE) of XC, against which GE provided a series of loans. This agreement was subsequently amended as part of a new agreement entered into in October 2002, under which GE became the primary equipment financing provider in the U.S., through loans secured by XC’s new lease originations. The maximum potential level of borrowing under the agreement is a function of the size of the portfolio of finance receivables generated by XC that meet GE’s funding requirements and cannot exceed $5 billion in any event.

In connection with XC’s financing agreement with GE, during 2005, 2004 and 2003, we sold back to XC an aggregate of $44 million, $9 million and $151 million, respectively, of contracts receivable. In June 2005, in order to increase administrative efficiencies, we sold our remaining portfolio of contract receivables (aggregating $44 million) to XC. There were no other sales of contracts receivable in 2005. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(3) Allowance for Losses

The analysis of the Allowance for Losses for the three-year period ending December 31, 2005 is as follows (in millions):

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Retained at Time of Purchase	Deductions	Balance- at End of Period
				(A)
2005
Allowance for losses	$2	$—	$—	$2	$—
2004
Allowance for losses	$8	$—	$—	$6	$2
2003
Allowance for losses	$28	$—	$—	$20	$8

(A) Amounts written-off, net of recoveries. Also includes eliminations related to the sale of our remaining portfolio back to XC in June 2005.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Due to/from Xerox

As of December 31, 2005 and December 31, 2004, demand loans to XC totaled $1,405 million and $2,361 million, respectively. The demand loans are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”), a copy of which was filed as an exhibit to the XC 2004 Annual Report on Form 10-K. As of December 31, 2005, the Master Demand Note is our sole monetary asset. Amounts outstanding under the Master Demand Note, up to a balance of $2,750 million, bear interest at a rate (the “Effective Rate”) equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) plus (ii) 2.00% (200 basis points). The Effective Rate was 6.86% and 5.46% at December 31, 2005 and December 31, 2004, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. In June 2005, XC repaid approximately $1.0 billion under the Master Demand Note in connection with our repayment of debt.

From time to time we receive non-interest bearing loans from XC. Amounts payable to XC were $29 and $13 million as of December 31, 2005 and December 31, 2004, respectively, and are reported in our balance sheet as Due to Xerox Corporation, net.

Intercompany cross-currency interest rate swaps with XC having net (liability)/asset fair value as of December 31, 2005 and December 31, 2004 of $(16) million and $75 million, respectively are netted against the demand loan balances.

(5) Notes Payable

A summary of notes payable at December 31, 2005 and 2004 follows:

	Weighted Average Interest Rate at December 31, 2005	(in millions)
		2005	2004
1.50% Yen Denominated Medium Term Notes due 2005	—%	$—	$970
2.00% Yen Denominated Medium Term Notes due 2007	2.00	255	292
Medium Term Notes due 2008 (b)	—	—	25
Medium Term Notes due 2012 (a), (b)	7.07	75	125
Medium Term Notes due 2013 (a)	6.50	60	59
Medium Term Notes due 2014 (a)	6.06	50	50
Medium Term Notes due 2018 (a)	7.00	25	25

Subtotal		$465	$1,546
Less current maturities		—	(970)

Total Notes Payable after one year		$465	$576

(a)	Medium Term Notes due in 2012 through 2018 are callable by us. We do not expect to call the notes during 2006.
(b)	Medium Term Notes due in 2008 and 2012, totaling $75, were redeemed in 2005 prior to their scheduled maturities.

Expected principal repayments on notes payable during the next five years are (in millions):

2006	$—
2007	255
2008	—
2009	—
2010	—
Thereafter	210

Total	$465

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

Cash interest paid on notes payable for 2005, 2004, and 2003 was $46 million, $56 million, and $70 million, respectively. Any original issue discount and other expenses associated with the debt offerings are amortized over the term of the related issue. At December 31, 2005 and 2004, we had no commercial paper outstanding.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2005 and 2004, carrying values of notes payable totaled $465 million and $1,546 million, respectively. The fair values of our notes payable at December 31, 2005 and 2004 were $464 million and $1,552 million, respectively, based on quoted market prices for our notes or those of comparable issuers with similar features and maturity dates.

We have no plans to retire our notes payable prior to their call or final maturity dates.

(6) Financial Instruments

As of December 31, 2005 and 2004, we held Japanese denominated debt of $255 million and $1,262 million, respectively and therefore are exposed to changes in foreign currency exchange rates that could affect our results of operations and financial condition. As a result of our decision to fully hedge our Yen/U.S. dollar exposures, in 2002 and 2003 we replaced terminated third party derivatives with intercompany cross-currency interest rate swaps with XC. For the years ended December 31, 2005 and 2004, the U.S. dollar notional values of these intercompany swaps were $276 and $1,196 million, respectively. The net (liability)/asset fair values at December 31, 2005 and 2004 were $(16) million and $75 million, respectively, and are netted against Note receivable – Xerox and affiliates on the balance sheet. The intercompany derivatives are accounted for in accordance with SFAS No. 133 in a manner similar to third party derivative contracts.

The aggregate notional amounts of our intercompany cross-currency interest rate swaps at December 31, 2005 and 2004 were as follows:

	(in millions)
	2005	2004
Pay fixed/receive fixed	$136	$589
Pay variable/receive fixed	140	607

	$276	$1,196

Average interest rates paid	4.99%	3.36%

Average interest rates received	2.00%	1.62%

The maturities of these swaps as of December 31, 2005 are as follows: 2007 - $276 million.

As of December 31, 2004, we also had single currency interest rate swaps that were largely the result of our past hedging activity associated with our U.S. Dollar denominated variable rate debt, which we no longer have. The aggregate notional amounts of these swaps at December 31, 2004 were $6 million and the net liability fair value was less than $1 million.

Differences between the contract terms of our derivatives and the underlying related debt restrict our ability to obtain hedge accounting in accordance with SFAS No. 133. This results in the mark-to-market valuation of our derivatives directly through earnings together with the remeasurement of our Japanese Yen denominated debt, which accordingly leads to increased earnings volatility. During 2005, 2004 and 2003, we recorded net (losses)/gains of $(5) million, $2 million and $4 million, respectively primarily from the mark-to-market valuation of intercompany rate derivatives as well as the remeasurement of our Japanese yen denominated debt.

We calculate the fair values for all interest rate swap agreements based on market conditions and supplemented with quotes from banks. They represent amounts we would receive (pay) to terminate/replace these contracts. We have no present plans to terminate/replace these agreements prior to their scheduled maturities.

(7) Income Taxes

XCC and XC file consolidated U.S. income tax returns. Generally, pursuant to the tax allocation arrangement with XC, we record our tax provisions on a separate company basis and make payments to XC for taxes due or receive payments from XC for tax benefits utilized. In connection with the tax allocation arrangement, we paid XC $25 million, $9 million and $56 million, in 2005, 2004 and 2003, respectively.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income before income taxes and the provision for income taxes are as follows:

	(in millions)
	2005	2004	2003
Income before income taxes:	$70	$71	$89

Federal income taxes
Current	$39	$(9)	$55
Deferred	(15)	34	(23)
State income taxes
Current	3	(5)	5
Deferred	(1)	2	(2)

Total provision for income taxes	$26	$22	$35

A reconciliation of the effective tax rate from the U.S. Federal statutory tax rate follows:

	2005	2004	2003
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.3	2.3	3.0
Audit and other tax return adjustments	—	(6.5)	—
Other	—	—	1.3

Effective tax rate	37.3%	30.8%	39.3%

The tax effects of temporary differences that give rise to significant portions of deferred taxes at December 31, 2005 and 2004 follows:

	(in millions)
	2005	2004
Tax effect of future taxable income and deductions:
Net unrealized derivative and exchange gains	$(3)	$(18)

Total deferred tax liability, net	$(3)	$(18)

(8) Xerox Corporation Support Agreement

The terms of a Support Agreement with XC provide that we will receive income maintenance payments, to the extent necessary, so that our earnings shall not be less than 1.25 times our fixed charges. For purposes of this calculation, both earnings and fixed charges are as formerly defined in Section 1404 (formerly Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that XC retain 100% ownership of our voting capital stock. There have been no payments required to be made under this agreement since 1990.

XEROX CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Quarterly Results of Operations (Unaudited)

A summary of interim financial information follows:

	(in millions)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005:
Earned income	$36	$35	$23	$25	$119
Interest expense	15	14	8	7	44
Loss on derivative instruments, net	—	4	—	1	5
General and administrative expenses	—	—	—	—	—

Income before income taxes	21	17	15	17	70
Provision for income taxes	8	6	6	6	26

Net income	$13	$11	$9	$11	$44

	(in millions)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004:
Earned income	$28	$32	$32	$34	$126
Interest expense	14	13	14	15	56
Loss/(gain) on derivative instruments, net	3	(8)	3	—	(2)
General and administrative expenses	—	1	—	—	1

Income before income taxes	11	26	15	19	71
Provision for income taxes	4	10	5	3	22

Net income	$7	$16	$10	$16	$49

XEROX CREDIT CORPORATION

Form 10-K

For the Year Ended December 31, 2005

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

Incorporated by reference to Exhibit (10)(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

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