Form 10-Q
period 2006-03-31
XEROX CREDIT CORP
filed 2006-05-08
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of April 30, 2006
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

THIS DOCUMENT CONSISTS OF 23 PAGES

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, and any exhibits to this Form 10-Q, that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q, any exhibits to this Form 10-Q and other public statements we make. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission and Current Reports on Form 8-K.

XEROX CREDIT CORPORATION

Form 10-Q

March 31, 2006

		Page

Part I - Financial Information		4
Item 1. Financial Statements (Unaudited)		4
Condensed Balance Sheets		4
Condensed Statements of Income		5
Condensed Statements of Cash Flows		6
Notes to Condensed Financial Statements		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		8
Results of Operations		8
Capital Resources and Liquidity		8
Item 4. Controls and Procedures		14
Part II - Other Information		15
Item 1. Legal Proceedings		15
Item 1A. Risk Factors		15
Item 6. Exhibits		16
Signature		17
Exhibit(s)		18
Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Exhibit 3 (b)	By-Laws of Registrant, as amended through September 1, 1992.

Exhibit 12 (a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

Exhibit 12 (b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31 (a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I—FINANCIAL INFORMATION

Item 1

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions)

	March 31, 2006	December 31, 2005
ASSETS
Notes receivable - Xerox Corporation	$1,391	$1,405
Other assets	5	5

Total Assets	$1,396	$1,410

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable after one year	$466	$465
Due to Xerox Corporation, net	3	29
Other liabilities	7	6

Total liabilities	476	500

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained Earnings	678	668

Total shareholder’s equity	920	910

Total Liabilities and Shareholder’s equity	$1,396	$1,410

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2006	2005
Earned Income:
Contracts receivable	$—	$1
Xerox notes receivable	24	35

Total Earned income	24	36

Expenses:
Interest	8	15
General and administrative	—	—

Total Expenses	8	15

Income before income taxes	16	21
Provision for income taxes	6	8

Net income	$10	$13

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$10	$13
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in operating assets and liabilities	(25)	10

Net cash (used in) provided by operating activities	(15)	23

Cash Flows from Investing Activities
Proceeds from investments	—	27
Net advances from (to) Xerox	15	(50)

Net cash provided by (used in) investing activities	15	(23)

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation:

References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Credit Corporation unless the context specifically requires otherwise.

We have prepared the accompanying unaudited Condensed Financial Statements in accordance with the accounting policies described in our 2005 Annual Report on Form 10-K (“2005 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Financial Statements in conjunction with the financial statements included in the 2005 Annual Report.

In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

We engage in extensive intercompany transactions with Xerox Corporation (“XC”) and receive most of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity

Since the Master Demand Note from XC represents our only substantial monetary asset, our liquidity is dependent upon the liquidity of XC. XC’s liquidity is a function of its ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by its finance receivables portfolios. As of March 31, 2006, XC’s total cash, cash equivalents and short-term investments were $1.8 billion; however, on April 7, 2006, XC entered into its new 2006 Credit Facility and terminated the 2003 Credit Facility, including a repayment of the $300 million outstanding secured term loan thereunder. A complete copy of the 2006 Credit Facility was filed as an exhibit to XC’s Current Report on Form 8-K dated April 7, 2006 filed with the Securities and Exchange Commission. As of May 1, 2006, XC’s borrowing capacity under its 2006 Credit Facility was $1.185 billion, reflecting $65 million of commitments that have been utilized. XC also has funding available through various customer financing arrangements. XC believes its liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet its operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, XC’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

(2) Due to/from Xerox:

As of March 31, 2006 and December 31, 2005, demand loans to XC totaled $1,391 million and $1,405 million, respectively. These amounts, up to a balance of $2,750 million, bear interest at a rate equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between XC and us) plus (ii) 2.00% (200 basis points). The rates, including the 200 basis points were 7.16% and 6.86% at March 31, 2006 and December 31, 2005, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate.

From time to time we receive non-interest bearing loans from XC. Amounts payable to XC were $3 million and $29 million as of March 31, 2006 and December 31, 2005, respectively, and are reported in our balance sheet as Due to Xerox corporation, net.

Intercompany cross-currency interest rate swaps with XC having net liability fair values as of March 31, 2006 and December 31, 2005 were $(16) million, respectively, and were netted against the demand loan balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Total earned income was $24 million and $36 million for the first quarter of 2006 and 2005, respectively, and primarily represents amounts earned on funds we have advanced to XC under the Master Demand Note. The decrease in earned income on the Master Demand Note of $11 million was primarily due to a lower average balance in the first quarter 2006 as compared to the first quarter of 2005 resulting from repayments by XC under the Master Demand Note that we used to repay our maturing debt.

Interest expense was $8 million and $15 million for the first quarters of 2006 and 2005, respectively. The decrease primarily relates to lower debt levels resulting from repayment of debt at maturity as well as early redemption of certain debt instruments in 2005.

The effective income tax rate for the first quarter of 2006 was 39.1% compared to 37.3% in the first quarter of 2005. The changes in effective tax rates reflect the changes in the applicable state tax rates.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

Net cash used in operating activities was $(15) million for the first quarter of 2006 compared to $23 million provided by in the first quarter of 2005. The decrease in cash provided by operating activities of $38 million in the first quarter of 2006 from the first quarter of 2005 was primarily due to a decrease in earned income of $11, as well as $25 million for prior year income tax payments being made in 2006.

Net cash provided by investing activities was $15 million in the first quarter of 2006 compared to $(23) million used in the first quarter of 2005. The 2005 amount includes $27 million associated with the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001, offset by $50 million of net advances to XC under the Master Demand Note. The 2006 amount reflects our demand for repayment of $15 million under the Master Demand Note to cover operating cash requirements.

No cash was used in or provided by financing activities in the first quarter of 2006 and 2005, respectively.

As of March 31, 2006, we had $466 million of debt outstanding. We believe that the amounts due under the Master Demand Note with XC will be sufficient to meet our remaining obligations as they mature.

Financial Risk Management

We ceased purchasing new contracts receivable from XC during 2001 and our existing portfolio of contracts has run-off as amounts under the contracts have been collected or contracts have been sold back to XC. As a result, our exposures are reduced to the interest rate and currency exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Currently, we hold debt of $256 million that is denominated in Japanese Yen and therefore we are exposed to changes in foreign currency exchange rates that could affect our results of operations and financial condition. However, these exposures are fully hedged with intercompany cross-currency interest rate swaps with XC. In addition, our Master Demand Note with XC earns interest at a market rate, which further mitigates our exposure.

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the Capital Resources and Liquidity sections from Management’s Discussion and Analysis of Financial Statements and Results of Operations, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006 FILED SEPARATELY WITH THE SEC.

Summary

	Three Months Ended March 31,
(in millions)	2006	2005
Equipment sales	$947	$986
Post sale and other revenue	2,535	2,557
Finance income	213	228

Total Revenues	$3,695	$3,771

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,666	$1,694
Less: Supplies, paper and other sales	(719)	(708)

Equipment sales	$947	$986

Service, outsourcing & rentals	$1,816	$1,849
Add: Supplies, paper and other sales	719	708

Post sale and other revenue	$2,535	$2,557

First quarter 2006 total revenues declined 2% compared to the first quarter 2005. Currency had a 2% negative impact on total revenues in the quarter. Total revenues included the following:

•	4% decline in Equipment sales, including a 2-percentage point negative impact from currency, primarily reflecting revenue declines in Office and Production black and white products, which were partially offset by revenue growth from color products and growth in DMO.

•	1% decline in Post sale and other revenue, including a 2-percentage point negative impact from currency, primarily reflecting declines in light lens, licensing revenue, and digital black and white Production products which were more than offset by growth in digital color products and growth in DMO.

•	11% growth in color revenue. Color revenue of $1,214 million comprised 33% of total revenue in the first quarter 2006 compared to 29% in the first quarter 2005.

•	7% decline in Finance income, including a 2-percentage point negative impact from currency, reflecting lower finance receivables.

First quarter 2006 net income of $200 million, or $0.20 per diluted share included a $24 million after-tax benefit from the resolution of certain tax matters associated with an ongoing 1999 to 2003 Internal Revenue Service audit.

First quarter 2005 net income of $210 million or $0.20 per diluted share included an after-tax gain of $58 million ($93 million pre-tax) related to the sale of our entire equity interest in Integic Corporation (“Integic”), offset by after-tax restructuring charges of $55 million ($85 million pre-tax).

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the three months ended March 31, 2006 and 2005 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2006	2005	Amount Change
Net Cash provided by operating activities	$147	$337	$(190)
Net Cash provided by investing activities	56	93	(37)
Net Cash provided by (used in) financing activities	62	(324)	386
Effect of exchange rate changes on cash and cash equivalents	11	(26)	37

Increase in cash and cash equivalents	276	80	196
Cash and cash equivalents at beginning of period	1,322	3,218	(1,896)

Cash and cash equivalents at end of period	$1,598	$3,298	$(1,700)

Cash, cash equivalents and Short-term investments reported in our Consolidated Financial Statements were as follows:

	2006	2005
Cash and cash equivalents	$1,598	$1,322
Short-term investments	196	244

Total Cash, cash equivalents and Short-term investments	$1,794	$1,566

Net cash provided by operating activities of $147 million in the first quarter 2006 decreased $190 million from first quarter 2005. While net income declined by $10 million, the reduction in income tax expense of $69 million had a marginal impact on current period cash flows, as income tax payments were essentially flat year-over-year. Other changes in operating cash flows included the following:

•	$72 million year-over-year decrease in accounts payable and accrued compensation largely due to first quarter 2005 increases in accounts payable, which were impacted by the timing of net purchases.

•	$44 million decrease due to higher restructuring payments related to previously reported 2005 actions.

•	$28 million decrease resulting from current year net cash payments from settlement of derivatives compared to net cash receipts in 2005.

•	$24 million decrease due to lower rate of decline in current year finance receivables.

•	$49 million increase due to lower inventory growth in the first quarter 2006 compared to first quarter 2005.

Net cash provided by investing activities of $56 million in the first quarter 2006 decreased $37 million from first quarter 2005 reflecting the following:

•	$119 million decrease in the net change in escrow and other investments primarily due to a $103 million escrow deposit in the first quarter 2006 related to the MPI litigation.

•	$48 million increase in net proceeds from sales of short-term investments.

•	$33 million increase in proceeds from divestitures and investments. The increase reflects a $117 million distribution related to the sale of investments held by Ridge Re and a $21 million distribution from the liquidation of our investment in Xerox Capital LLC, both in the first quarter 2006, partially offset by $96 million of proceeds from the sale of Integic in the first quarter 2005.

Net cash provided by financing activities of $62 million in the first quarter 2006 increased by $386 million from first quarter 2005 reflecting the following:

•	$784 million increase in net cash on other debt reflecting $689 million in net proceeds from the March 2006 issuance of the 6.40% Senior Notes due 2016 and lower net repayments on unsecured debt of $95 million.

•	$238 million used in the first quarter 2006 in connection with the company’s previously announced share repurchase programs.

•	$100 million payment for our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares.

•	$64 million higher net repayments on secured borrowings.

The following table provides total finance assets as of March 31, 2006:

(in millions)	Finance Receivables, Net	Secured Debt
Finance Receivables Encumbered by Loans(1) :
GE secured loans:
GE Loans – U.S.	$1,609	$1,437
GE Loans – U.K.	623	594
GE Loans – Canada	213	148

Total GE encumbered finance receivables, net	2,445	2,179
Merrill Lynch Loan—France	443	376
DLL-Netherlands	216	178

Total encumbered finance receivables, net	$3,104	$2,733

Unencumbered finance receivables, net	4,633

Total Finance Receivables, net(2)	$7,737
Equipment on operating leases, net	435

Total Finance Assets, net(3)	$8,172

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of March 31, 2006.
(3)	Includes (i) finance receivables, net and (ii) equipment on operating leases, net to reflect the total assets associated with our lease or finance business. Management expects to leverage or fund these assets at a 7 to 1 debt-to-equity ratio.

As of March 31, 2006, 40% of total finance receivables were encumbered as compared to 44% at December 31, 2005. In addition to the above, as of March 31, 2006, approximately $170 million of debt was secured by $303 million of accounts receivable under a three-year $400 million revolving credit facility with GE. This arrangement is being accounted for as a secured borrowing in our Condensed Consolidated Balance Sheets.

Our debt maturities for the remainder of 2006 and 2007 by quarter, 2008, 2009 and 2010 by year and thereafter are as follows:

	Unsecured Debt	Debt Secured by Finance Receivables	Other Secured Debt	Total Debt
Second Quarter	$36	301	304	$641
Third Quarter	2	250	4	256
Fourth Quarter	8	210	3	221

2006	46	761	311	1,118
First Quarter	6	182	3	191
Second Quarter	259	168	171	598
Third Quarter	—	585	2	587
Fourth Quarter	—	219	2	221

2007	265	1,154	178	1,597
2008	27	676	7	710
2009	885	103	7	995
2010	680	37	3	720
Thereafter	2,507	2	33	2,542

Total	$4,410	$2,733	539	$7,682

Approximately 43% of total debt was secured by finance receivables and other assets compared to 49% at December 31, 2005. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2006 and expect secured debt to be approximately 35% of total debt by the end of 2006.

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

Our current credit ratings as of March 31, 2006 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)	Ba2	Positive	The Moody’s rating was upgraded from B1 in August 2004. The outlook was upgraded to positive in September 2005.

S&P (2)	BB+	Stable	The S&P rating was upgraded from BB- and the outlook was revised from positive to stable in March 2006.

Fitch (3)	BB+	Positive	The Fitch rating was upgraded from BB in August 2005.

(1)	In March 2006, Moody’s affirmed all ratings and outlook assigned to Xerox in conjunction with the 2016 Senior Notes offering. Moody’s holds a Senior Unsecured rating of Ba2 and a corporate family rating of Ba1, which was last updated in August 2004. Additionally Moody’s assigned Xerox a short term speculative grade liquidity rating at SGL-1, which was initiated in December 2003. In September 2005, Moody’s changed its Outlook from Stable to Positive.
(2)	In March 2006, S&P upgraded the Senior Unsecured and Corporate Credit rating from BB- to BB+, a two notch upgrade. At the same time, S&P revised its outlook from Positive to Stable on all associated ratings, affirmed the short-term speculative-grade rating at B-1 and upgraded the ratings on Subordinated debt from B to BB- and Preferred Stock from B- to B+. As a result of the rating change, S&P removed Xerox from Credit Watch in March 2006.
(3)	In March 2006, Fitch affirmed its ratings and positive outlook on Xerox in conjunction with its 2016 Senior Notes offering. Fitch had upgraded the senior unsecured debt of Xerox from BB to BB+, and also upgraded the Trust Preferred securities from B+ to BB-, both one notch upgrades in August 2005.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. Even though as of March 31, 2006, our current credit ratings still remain below investment grade, we expect our management strategies will return the company to investment grade in the future.

2016 Senior Notes

Refer to Note 11-Debt in the Condensed Consolidated Financial Statements for additional information regarding the 2016 Senior Notes.

Swap Termination

As of March 31, 2006 we terminated interest rate swaps with a notional value of $400 million and a fair value of $8 million, including accrued interest of less than $1. The terminated swaps were previously designated and accounted for as fair value hedges against the Senior Notes due in 2010 and 2013. Accordingly, the corresponding $8 million fair value adjustment to the Senior Notes is being amortized to interest expense over the remaining term of the notes.

Ridge Re Commutation

In March 2006, Ridge Re, a wholly owned subsidiary included in our net investment in discontinued operations (within Other long-term assets), completed an agreement to transfer its obligations under its remaining reinsurance agreement, together with related investments held in trust, to another insurance company as part of a complete exit from this business. Refer to Note 4-Divestitures and Other Sales in the Condensed Consolidated Financial Statements for further information.

Summary—Financial Flexibility and Liquidity:

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by our finance receivables portfolios. As of March 31, 2006, total cash, cash equivalents and short-term investments was $1.8 billion, however, on April 7, 2006, $300 million of available cash was used to repay the secured term loan when we terminated our 2003 Credit Facility. As of May 1, 2006, our borrowing capacity under our 2006 Credit Facility is $1.185 billion, reflecting $65 million of commitments that have been utilized. We also have funding available through various customer financing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative and other material contracts at March 31, 2006 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX

CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Credit Corporation, including our subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2005 Annual Report. The Risk Factors remain applicable from our 2005 Annual Report with the exception of the following change:

Our sole monetary asset is the Master Demand Note from XC, so our liquidity is dependent on the liquidity of XC.

As of December 2005, our sole monetary asset is the Master Demand Note from our ultimate parent, Xerox Corporation (“XC”). As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of XC and its subsidiaries (collectively, “Xerox”).

Xerox’s liquidity is a function of its ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets, securitizations and borrowings secured by Xerox’s finance receivables portfolios. As of March 31, 2006, Xerox’s total cash, cash equivalents and short-term investments was $1.8 billion, however, on April 7, 2006, $300 million of available cash was used to repay the secured term loan when Xerox terminated its 2003 Credit Facility. As of May 1, 2006, Xerox’s borrowing capacity under its 2006 Credit Facility was $1.185 billion, reflecting $65 million of commitments that have been utilized. Xerox also has funding available through various customer financing arrangements. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Xerox’s 2006 Credit Facility, which replaced the 2003 Credit Facility, contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of its subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. Although we guaranteed the 2003 Credit Facility, we have not guaranteed the 2006 Credit Facility. The 2006 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing Xerox’s outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any time. As of March 31, 2006, $2.2 billion was outstanding under the Loan Agreement, including similar loan agreements with GE in the U.K. and Canada. These agreements incorporate the financial maintenance covenants contained in the 2006 Credit Facility and contain other affirmative and negative covenants.

At March 31, 2006, Xerox was in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and, except with respect to the 2003 Credit Facility, which was terminated on April 7, 2006, expects to remain in full compliance for at least the next twelve months. At April 7, 2006 Xerox was in full compliance with the covenants and other provisions of the 2006 Credit Facility and expects to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2006 Credit Facility or the senior notes could have a material adverse effect on Xerox’s liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2006 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established and that Xerox was unable to obtain replacement financing in the public debt markets, it could materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of its equipment and this could materially adversely affect its results of operations. Because we are dependent upon Xerox for our liquidity, any failure of Xerox to be in compliance with any material provision or any covenant of the 2006 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

Item 6. Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

	(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Xerox Corporation).

Exhibit 31	(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CREDIT CORPORATION
(Registrant)

Date: May 8, 2006	BY:	/s/ JOHN F. RIVERA
John F. Rivera
Vice President, Treasurer and
Chief Financial Officer

Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

	(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 12	(a)	Computation of Ratio of Earnings to Fixed Charges (Xerox Credit Corporation).

	(b)	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends(Xerox Corporation).

Exhibit 31	(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.