Form 10-Q
period 2006-06-30
XEROX CREDIT CORP
filed 2006-08-11
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of July 31, 2006
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

THIS DOCUMENT CONSISTS OF 35 PAGES

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q, any exhibits to this Form 10-Q and other public statements we make. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

XEROX CREDIT CORPORATION

Form 10-Q

June 30, 2006

		Page

Part I - Financial Information		4
Item 1. Financial Statements (Unaudited)		4
Condensed Balance Sheets		4
Condensed Statements of Income		5
Condensed Statements of Cash Flows		6
Notes to Condensed Financial Statements		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		8
Results of Operations		8
Capital Resources and Liquidity		8
Item 4. Controls and Procedures		16
Part II - Other Information		17
Item 1. Legal Proceedings		17
Item 1A. Risk Factors		17
Item 6. Exhibits		18
Signature		19

Exhibit(s)		20

Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Exhibit 3 (b)	By-Laws of Registrant, as amended through September 1, 1992.

Exhibit 31 (a)	Certification of CEO Pursuant to Rule13a-14(a) or Rule15d-14(a).

(b)	Certification of CFO Pursuant to Rule13a-14(a) or Rule15d-14(a).

Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I—FINANCIAL INFORMATION

Item 1

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions)

	June 30, 2006	December 31, 2005
ASSETS
Assets:
Note receivable - Xerox Corporation	$1,412	$1,405
Other assets	5	5

Total Assets	$1,417	$1,410

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$261	$—
Notes payable after one year	210	465
Due to Xerox Corporation, net	9	29
Other liabilities	6	6

Total Liabilities	486	500

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained earnings	689	668

Total Shareholder’s Equity	931	910

Total Liabilities and Shareholder’s equity	$1,417	$1,410

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earned Income:

Contracts receivable	$—	$1	$—	$2
Xerox note receivable	27	34	51	69

Total Earned Income	27	35	51	71

Expenses:
Interest	9	14	17	29
Loss on derivative instruments, net	1	4	1	4
General and administrative	—	—	—	—

Total Expenses	10	18	18	33

Income before income taxes	17	17	33	38
Provision for income taxes	6	6	12	14

Net income	$11	$11	$21	$24

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$21	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on derivative instruments, net	1	4
Net change in other assets and other liabilities	(20)	(2)

Net cash provided by operating activities	2	26

Cash Flows from Investing Activities
Proceeds from investments	—	38
Proceeds from sales of contracts receivable	—	44
Net advances (to) from Xerox Corporation	(2)	816

Net cash (used in) provided by investing activities	(2)	898

Cash Flows from Financing Activities
Cash payments on debt	—	(924)

Net cash used in financing activities	—	(924)

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

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

Liquidity

Since the Master Demand Note from XC represents our only substantial monetary asset, our liquidity is dependent upon the liquidity of XC. XC’s liquidity is a function of its ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and secured borrowing arrangements. As of June 30, 2006, XC’s total cash, cash equivalents and short-term investments were $1.2 billion. As of June 30, 2006, XC’s borrowing capacity under its 2006 Credit Facility was $1.115 billion, reflecting $135 million of outstanding borrowings and letters of credit that have been utilized. XC also has funding available through various secured borrowing arrangements. XC believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet its operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, XC’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

(2) Due to/from Xerox:

As of June 30, 2006 and December 31, 2005, demand loans to XC totaled $1,412 million and $1,405 million, respectively. These amounts, up to a balance of $2,750 million, bear interest at a rate equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between XC and us) plus (ii) 2.00% (200 basis points). The rates, including the 200 basis points were 7.51% and 6.86% at June 30, 2006 and December 31, 2005, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. The “relevant H.15 Release” for an Interest Period shall be the H.15 Release published on the second to the last Monday of such Interest Period and the interest rate calculated using such H.15 Release shall be applicable to the entire such Interest Period. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate.

From time to time we receive non-interest bearing advances from XC to primarily cover income taxes. Amounts payable to XC were $9 million and $29 million as of June 30, 2006 and December 31, 2005, respectively, and are reported in our balance sheet as Due to Xerox Corporation, net.

Intercompany cross-currency interest rate swaps with XC have net liability fair values of $12 million as of June 30, 2006 and $16 million as of December 31, 2005, and were netted against the demand loan balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity and our ultimate ability to pay our notes in full are dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Total earned income was $27 million and $35 million for the second quarter of 2006 and 2005, respectively, and $51 million and $71 million for the six months ended June 30, 2006 and 2005, respectively, and primarily represent amounts earned on funds we have advanced to XC under the Master Demand Note. The decrease in earned income on the Master Demand Note of $8 million and $20 million was primarily due to a lower average balance, partially offset by higher interest rates, for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 resulting from repayments by XC in 2005 under the Master Demand Note that we used to repay our maturing debt.

Interest expense was $9 million and $14 million for the six months ended June 30, 2006 and 2005, respectively, and $17 million and $29 million for the six months ended June 30, 2006 and 2005, respectively. The decrease primarily relates to lower debt levels resulting from repayment of debt as well as early redemption of certain debt instruments in 2005.

The effective income tax rate was 37.5% and 37.3% for the second quarters of 2006 and 2005, respectively, and 38.3% and 37.3% for the six months ended June 30, 2006 and 2005, respectively. The changes in effective tax rates reflect the changes in the applicable state tax rates.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

Net cash provided by operating activities was $2 million for the six months ended June 30, 2006 compared to $26 million for the six months ended June 30, 2005. The decrease in cash provided by operating activities of $24 million for the six months ended June 30, 2006 was primarily due to tax payments of $25 million associated with realized taxable gains on debt paid in 2005.

Net cash used in investing activities was $2 million for the six months ended June 30, 2006 compared to $898 million of net cash provided by investing activities for the six months ended June 30, 2005. Cash used in investing for the six months ended June 30, 2006 consisted of $51 million of additional loans to Xerox primarily from interest on the demand note. This was partially offset by $49 million of collections on the demand note to fund tax payments and interest on third party debt. The net cash provided in 2005 largely reflects our demand of approximately $900 million from XC under the Master Demand Note in June 2005 in order to repay maturing debt. The 2005 amount also includes net collections from investments of $38 million associated with the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001 and $44 million from the sale of receivables back to XC.

No net cash was used in or provided by financing activities for the six months ended June 30, 2006. Net cash used in financing activities was $924 million in the first half of 2005, reflecting the June 2005 principal payment of our maturing 1.50% Yen denominated Medium Term Notes.

As of June 30, 2006, we had $471 million of debt outstanding of which $261 million is due in 2007 and the remainder due in 2012 and thereafter. We believe that the amounts due under the Master Demand Note with XC will be sufficient to meet our remaining obligations as they mature.

Financial Risk Management

We ceased purchasing new contracts receivable from XC during 2001 and our existing portfolio of contracts has run-off as amounts under the contracts have been collected or contracts have been sold back to XC. As a result, our exposures are reduced to the interest rate and currency exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Currently, we hold debt of $261 million that is denominated in Japanese Yen and therefore we are exposed to changes in foreign currency exchange rates that could affect our results of operations and financial condition. However, these exposures are economically hedged with intercompany cross-currency interest rate swaps with XC. In addition, our Master Demand Note with XC earns interest at a market rate, which further mitigates our exposure.

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the Capital Resources and Liquidity sections from Management’s Discussion and Analysis of Financial Statements and Results of Operations, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006 FILED SEPARATELY WITH THE SEC.

Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Equipment sales	$1,109	$1,109	$2,056	$2,095
Post sale and other revenue	2,657	2,592	5,192	5,149
Finance income	211	220	424	448

Total Revenues	$3,977	$3,921	$7,672	$7,692

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,882	$1,827	$3,548	$3,521
Less: Supplies, paper and other sales	(773)	(718)	(1,492)	(1,426)

Equipment sales	$1,109	$1,109	$2,056	$2,095

Service, outsourcing and rentals	$1,884	$1,874	$3,700	$3,723
Add: Supplies, paper and other sales	773	718	1,492	1,426

Post sale and other revenue	$2,657	$2,592	$5,192	$5,149

Second quarter 2006 total revenues grew 1% compared to the second quarter 2005. Currency had a negligible impact on total revenues in the quarter. Total revenues included the following:

•	Equipment sales were flat compared to second quarter 2005, including a 1-percentage point benefit from currency, and primarily reflected growth from Office multifunction color and Production color products as well as growth in DMO, which were offset by revenue declines in black and white products and color printers.

•	3% increase in Post sale and other revenue, including a 1-percentage point benefit from currency, reflected growth in color products and DMO which more than offset declines in light lens products.

•	14% growth in color revenue. Color revenue of $1,364 million comprised 34% of total revenue in the second quarter 2006 compared to 31% in the second quarter 2005.

•	4% decline in Finance income included a 1-percentage point benefit from currency and reflected lower finance receivables.

Total revenues for the six months ended June 30, 2006 were flat compared to the prior year period, including a 1-percentage point negative impact from currency. Total revenues included the following:

•	2% decline in Equipment sales, including a 1-percentage point negative impact from currency, primarily reflecting revenue declines in Office and Production black and white products, which were partially offset by revenue growth from Office multifunction color and Production color products, as well as, growth in DMO.

•	1% increase in Post sale and other revenue, including a 1-percentage point negative impact from currency, primarily reflecting declines in light lens, licensing revenue, and digital black and white Production products which were more than offset by growth in digital color products and growth in DMO.

•	12% growth in color revenue. Color revenue of $2,578 million comprised 34% of total revenue for the six months ended June 30, 2006 compared to 30% the prior year period.

•	5% decline in Finance income, reflecting lower finance receivables.

Second quarter 2006 net income was $260 million, or $0.26 per diluted share, and included the following items:

•	$46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits.

•	$25 million after-tax ($36 million pre-tax) charges related to restructuring.

•	$9 million after-tax ($13 million pre-tax) charge from the write-off of the remaining unamortized deferred debt issuance costs as a result of the termination of the our 2003 Credit Facility.

Second quarter 2005 net income was $423 million, or $0.40 per diluted share, and included the following items:

•	$343 million after-tax benefit related to finalization of the 1996-1998 IRS audit.

•	$130 million after-tax ($194 million pre-tax) charge related to restructuring.

Net income for the six months ended June 30, 2006 was $460 million, or $0.46 per diluted share, and included the following items:

•	$46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits.

•	$25 million after-tax ($36 million pre-tax) charge related to restructuring.

•	$24 million after-tax benefit from the resolution of certain tax matters associated with an ongoing 1999-2003 Internal Revenue Service (“IRS”) audit. See Note 15-Subsequent Events for further discussion.

•	$9 million after-tax ($13 million pre-tax) charge from the write-off of the remaining unamortized deferred debt issuance costs as a result of the termination of our 2003 Credit Facility.

Net income for the six months ended June 30, 2005 was $633 million, or $0.60 per diluted share, and included the following items:

•	$343 million after-tax benefit related to the finalization of the 1996-1998 IRS audit.

•	$58 million after-tax ($93 million pre-tax) gain from the sale of our equity interest in Integic Corporation (“Integic”).

•	$185 million after-tax ($279 million pre-tax) charge related to restructuring.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the six months ended June 30, 2006 and 2005 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2006	2005	Amount Change
Net Cash provided by operating activities	$367	$627	$(260)
Net Cash provided by (used in) investing activities	68	(144)	212
Net Cash used in financing activities	(797)	(1,734)	937
Effect of exchange rate changes on cash and cash equivalents	22	(55)	77

Decrease in cash and cash equivalents	(340)	(1,306)	966
Cash and cash equivalents at beginning of period	1,322	3,218	(1,896)

Cash and cash equivalents at end of period	$982	$1,912	$(930)

Cash, cash equivalents and Short-term investments reported in our Condensed Consolidated Financial Statements were as follows:

	2006	2005
Cash and cash equivalents	$982	$1,322
Short-term investments	199	244

Total Cash, cash equivalents and Short-term investments	$1,181	$1,566

Net cash provided by operating activities of $367 million for the six months ended June 30, 2006 decreased $260 million from the prior year comparable period. The changes in operating cash flows included the following:

•	$67 million increase in pre-tax income.

•	$127 million decrease due to a year-over-year relative reduction in accounts payable and accrued compensation primarily due to lower year-over-year purchases.

•	$79 million decrease resulting from higher restructuring payments primarily from actions initiated in 2005.

•	$63 million decrease due to higher accounts receivable resulting from increased revenue and timing of billings.

•	$39 million decrease due to higher new finance receivables activity and slower run-off of existing agreements.

•	$15 million decrease due to higher year-over-year growth in inventory primarily associated with new product launches.

Net cash provided by investing activities of $68 million for the six months ended June 30, 2006 increased $212 million from the prior year comparable period. The changes in investing cash flows included the following:

•	$235 million increase in net proceeds from short-term investments. The second quarter 2005 was the initial quarter for our short-term investments program, and reflected net cash outflows of $190 million as compared to net cash inflows of $45 million for the second quarter 2006.

•	$45 million increase in proceeds from divestitures and investments. 2006 reflects a $119 million distribution related to the sale of investments held by Ridge Re; a $21 million distribution from the liquidation of our investment in Xerox Capital LLC and $10 million in proceeds from the sale of Integic released from escrow. 2005 reflects $96 million of proceeds from the sale of Integic.

•	$64 million decrease as a result of higher escrow and other restricted investments balances. This was due primarily to a $103 million escrow deposit in first quarter 2006 related to the MPI litigation partially offset by a reduction in restricted cash associated with our secured borrowing programs as the result of lower balances.

Net cash used in financing activities of $797 million for the six months ended June 30, 2006 decreased $937 million from the prior year comparable period. The changes in financing cash flows included the following:

•	$1,861 million lower usage primarily resulting from the 2005 net repayments on term and other unsecured debt, of $1,070 million, as contrast to 2016 Senior Notes borrowing of $700 million in March 2006 and other net borrowings of $91 million.

•	$463 million used in connection with the company’s share repurchase program payments.

•	$364 million higher net repayments on secured borrowings.

•	$100 million payment for our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares in February 2006.

The following table provides total finance assets as of June 30, 2006:

(in millions)	Finance Receivables, Net	Secured Debt
Finance Receivables Encumbered by Loans(1) :
GE secured loans:
GE Loans – U.S.	$1,375	$1,198
GE Loans – U.K.	640	618
GE Loans – Canada	184	130

Total GE encumbered finance receivables, net	2,199	1,946
Merrill Lynch Loan—France	452	394
DLL-Netherlands	217	177

Total encumbered finance receivables, net	$2,868	$2,517

Unencumbered finance receivables, net	4,903

(in millions)	Finance Receivables, Net	Secured Debt
Total Finance Receivables, net(2)	$7,771
Equipment on operating leases, net	439

Total Finance Assets, net(3)	$8,210

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of June 30, 2006.
(3)	Includes (i) finance receivables, net and (ii) equipment on operating leases, net to reflect the total assets associated with our lease or finance business. Management expects to leverage or fund these assets at a 7 to 1 debt-to-equity ratio.

As of June 30, 2006, 37% of total finance receivables were encumbered as compared to 44% at December 31, 2005. In addition to the above, as of June 30, 2006 we had no outstanding debt under our trade receivables $400 million revolving credit facility with GE expiring in 2007.

We have recently terminated third party leasing agreements in certain countries and intend to consider originating leases by Xerox for customers in those countries. We intend to continue to review opportunities where new, Xerox-originated leasing programs would be appropriate. Funding for Xerox-originated leasing programs is provided primarily through cash generated from operations, the 2006 Credit Facility and capital market offerings.

Our debt maturities for the remainder of 2006 and 2007 by quarter, 2008, 2009 and 2010 by year and thereafter are as follows:

	Unsecured Debt	Debt Secured by Finance Receivables	Other Secured Debt	Total Debt
Third Quarter	$155	$256	$3	$414
Fourth Quarter	14	216	3	233

2006	169	472	6	647
First Quarter	6	183	3	192
Second Quarter	263	168	3	434
Third Quarter	—	609	2	611
Fourth Quarter	—	228	2	230

2007	269	1,188	10	1,467
2008	29	700	6	735
2009	897	109	6	1,012
2010	677	43	2	722
Thereafter	2,497	5	34	2,536

Total	$4,538	$2,517	$64	$7,119

Approximately 36% of total debt was secured by finance receivables and other assets compared to 49% at December 31, 2005. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2006 and expect secured debt to be approximately 35% of total debt by the end of 2006.

Liquidity, Financial Flexibility and Funding Plans

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

Our current credit ratings as of June 30, 2006 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)	Ba2	Positive	The Moody’s rating was upgraded from B1 in August 2004. The outlook was upgraded to positive in September 2005.
S&P (2)	BB+	Stable	The S&P rating was upgraded from BB- and the outlook was revised from positive to stable in March 2006.
Fitch (3)	BB+	Positive	The Fitch rating was upgraded from BB in August 2005.

(1)	In March 2006, Moody’s affirmed all ratings and outlook assigned to Xerox in conjunction with the 2016 Senior Notes offering. Moody’s holds a Senior Unsecured rating of Ba2 and a corporate family rating of Ba1, which was last updated in August 2004. Additionally Moody’s assigned Xerox a short-term speculative grade liquidity rating at SGL-1, which was initiated in December 2003. In September 2005, Moody’s changed its outlook from Stable to Positive.
(2)	In March 2006, S&P upgraded the Senior Unsecured and Corporate Credit rating from BB- to BB+, a two notch upgrade. At the same time, S&P revised its outlook from Positive to Stable on all associated ratings, affirmed the short-term speculative-grade rating at B-1 and upgraded the ratings on Subordinated debt from B to BB- and Preferred Stock from B- to B+. As a result of the rating change, S&P removed Xerox from Credit Watch in March 2006.
(3)	In March 2006, Fitch affirmed its ratings and positive outlook on Xerox in conjunction with its 2016 Senior Notes offering. Fitch had upgraded the senior unsecured debt of Xerox from BB to BB+, and also upgraded the Trust Preferred securities from B+ to BB-, both one notch upgrades in August 2005.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. Even though as of June 30, 2006, our current credit ratings still remain below investment grade, we expect our management strategies will return the company to investment grade in the future.

2016 Senior Notes

Refer to Note 11-Debt in the Condensed Consolidated Financial Statements for additional information regarding the 2016 Senior Notes.

Swap Termination

In first quarter 2006 we terminated interest rate swaps with a notional value of $400 million and a fair value of $8 million, including accrued interest of less than $1 million. The terminated swaps were previously designated and accounted for as fair value hedges against the Senior Notes due in 2010 and 2013. Accordingly, the corresponding $8 million fair value adjustment to the Senior Notes is being amortized to interest expense over the remaining term of the notes.

Ridge Re Commutation

In first quarter 2006, Ridge Re, a wholly owned subsidiary included in our net investment in discontinued operations (within Other long-term assets), completed an agreement to transfer its obligations under its remaining reinsurance agreement, together with related investments held in trust, to another insurance company as part of a complete exit from this business. Refer to Note 4-Divestitures and Other Sales in the Condensed Consolidated Financial Statements for further information.

Series C Mandatory Convertible Preferred Stock

Refer to Note 7-Common Shareholders’ Equity in the Condensed Consolidated Financial Statements for additional information regarding the Series C Mandatory Convertible Preferred Stock.

Summary—Financial Flexibility and Liquidity

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by our finance receivables portfolios. As of June 30, 2006, total cash, cash equivalents and short-term investments was $1.2 billion, and our borrowing capacity under our 2006 Credit Facility was $1.115 billion, reflecting $135 million of outstanding borrowings and letters of credit that have been utilized. We also have funding available through various secured borrowing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative and other material contracts at June 30, 2006 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Credit Corporation, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Xerox’s liquidity is a function of its ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets, securitizations and borrowings secured by Xerox’s finance receivables portfolios. As of June 30, 2006, Xerox’s total cash, cash equivalents and short-term investments was $1.2 billion, and Xerox’s borrowing capacity under its 2006 Credit Facility was $1.115 billion, reflecting $135 million of outstanding borrowings and letters of credit that have been utilized. Xerox also has funding available through various secured borrowing arrangements. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Xerox’s 2006 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of its subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2006 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing Xerox’s outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any time. As of June 30, 2006, $1.9 billion was outstanding under the Loan Agreement, including similar loan agreements with GE in the U.K. and Canada. These agreements incorporate the financial maintenance covenants contained in the 2006 Credit Facility and contain other affirmative and negative covenants.

At June 30, 2006, Xerox was in full compliance with the covenants and other provisions of the 2006 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2006 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established and that Xerox was unable to obtain replacement financing in the public debt markets, it could materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of its equipment and this could materially adversely affect its results of operations. Because we are dependent upon Xerox for our liquidity, any failure of Xerox to be in compliance with any material provision or any covenant of the 2006 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

Item 6. Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

	(b)	By-Laws of Registrant, as amended through September 1, 1992. (The By-Laws were previously filed with the SEC and are being re-filed in order to comply with SEC rules regarding incorporation by reference.)

Exhibit 31	(a)	Certification of CEO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

	(b)	Certification of CFO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CREDIT CORPORATION
(Registrant)

Date: August 11, 2006	BY:	/S/ JOHN F. RIVERA
John F. Rivera
Vice President, Treasurer and Chief Financial Officer

Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

	(b)	By-Laws of Registrant, as amended through September 1, 1992. (The By-Laws were previously filed with the SEC and are being re-filed in order to comply with SEC rules regarding incorporation by reference.)

Exhibit 31	(a)	Certification of CEO Pursuant to Rule13a-14(a) or Rule15d-14(a).

	(b)	Certification of CFO Pursuant to Rule13a-14(a) or Rule15d-14(a).

Exhibit 32		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.