Form 10-Q
period 2006-09-30
XEROX CREDIT CORP
filed 2006-11-03
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of October 31, 2006
Common Stock	2,000

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q, any exhibits to this Form 10-Q and other public statements we make. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”).

XEROX CREDIT CORPORATION

Form 10-Q

September 30, 2006

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

PART I—FINANCIAL INFORMATION

Item 1

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions)

ASSETS

	September 30, 2006	December 31, 2005
Assets:
Note receivable - Xerox Corporation	$1,412	$1,405
Other assets	5	5

Total Assets	$1,417	$1,410

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$255	$—
Notes payable after one year	210	465
Due to Xerox Corporation, net	5	29
Other liabilities	6	6

Total Liabilities	476	500

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained Earnings	699	668

Total Shareholder’s Equity	941	910

Total Liabilities and Shareholder’s Equity	$1,417	$1,410

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Earned Income:
Xerox note receivable	$27	$23	$78	$92
Contracts receivable	—	—	—	2

Total Earned Income	27	23	78	94

Expenses:
Interest	8	8	25	37
Loss on derivative instruments, net	2	—	3	4
General and administrative	—	—	—	—

Total Expenses	10	8	28	41

Income before income taxes	17	15	50	53
Provision for income taxes	7	6	19	20

Net income	$10	$9	$31	$33

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$31	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on derivative instruments, net	3	5
Net change in other assets and other liabilities	(24)	2

Net cash provided by operating activities	10	40

Cash Flows from Investing Activities
Proceeds from investments	—	38
Proceeds from sales of contract receivables	—	44
Net advances (to) from Xerox Corporation	(10)	877

Net cash (used in) provided by investing activities	(10)	959

Cash Flows from Financing Activities
Cash payments on debt	—	(999)

Net cash used in financing activities	—	(999)

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation:

References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Credit Corporation unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed interim financial statements in accordance with the accounting policies described in our 2005 Annual Report on Form 10-K (“2005 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Financial Statements in conjunction with the financial statements included in our 2005 Annual Report.

In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

We engage in extensive intercompany transactions with Xerox Corporation (“XC”) and receive all of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity

Since the Master Demand Note from XC represents our sole monetary asset, our liquidity is dependent upon the liquidity of XC. XC’s liquidity is a function of its ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by its finance receivables portfolios. As of September 30, 2006, XC’s total cash, cash equivalents and short-term investments were $1.5 billion. As of September 30, 2006, XC’s borrowing capacity under its 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and $15 million of letters of credit that have been utilized. XC also has funding available through various secured borrowing arrangements. XC believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet its operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, XC’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

(2) Due to/from Xerox:

As of September 30, 2006 and December 31, 2005, demand loans to XC totaled $1,412 million and $1,405 million, respectively. These demand loans bear interest at a rate equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Demand Note between XC and us) plus (ii) 2.00% (200 basis points). The rates, including the 200 basis points were 7.22% and 6.86% at September 30, 2006 and December 31, 2005, respectively. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. The “relevant H.15 Release” for an Interest Period shall be the H.15 Release published on the second to the last Monday of such Interest Period and the interest rate calculated using such H.15 Release shall be applicable to the entire such Interest Period. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate.

From time to time we receive non-interest bearing advances from XC to primarily cover income taxes. Amounts payable to XC were $5 million and $29 million as of September 30, 2006 and December 31, 2005, respectively, and are reported in our balance sheet as Due to Xerox Corporation, net.

Intercompany cross-currency interest rate swaps with XC have net liability fair values of $19 million as of September 30, 2006 and $16 million as of December 31, 2005, and were netted against the demand loan balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity and our ultimate ability to pay our notes are dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Total earned income was $27 million and $23 million for the third quarters of 2006 and 2005, respectively, and $78 million and $94 million for the nine month periods ended September 30, 2006 and 2005, respectively, and primarily represent amounts earned on funds we have advanced to XC under the Master Demand Note. The increase in earned income of $4 million for the three months ended September 30, 2006 was primarily due to an increase in the effective interest rate earned on the Master Demand Note. The decrease in earned income for the nine months ended September 30, 2006 of $16 million was primarily due to a lower average balance on the Master Demand Note, resulting from repayments by XC in 2005 under the Master Demand Note that we used to repay our maturing debt, partially offset by higher interest rates.

Interest expense was $8 million for the three months ended September 30, 2006 and 2005, respectively and $25 million and $37 million for the nine month periods ended September 30, 2006 and 2005, respectively. The decrease in the nine month period primarily relates to lower debt levels resulting from the 2005 repayments and early redemption of debt.

The effective income tax rate was 37.5% and 37.3% for the third quarters of 2006 and 2005, respectively, and 38.0% and 37.3% for the nine months ended September 30, 2006 and 2005, respectively. The changes in effective tax rates reflect the changes in the applicable state tax rates.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

Net cash provided by operating activities was $10 million for the nine months ended September 30, 2006 compared to $40 million for the nine months ended September 30, 2005. The decrease in cash provided by operating activities of $30 million for the nine months ended September 30, 2006 was primarily due to tax payments of $25 million associated with realized taxable gains on debt paid in 2005.

Net cash used in investing activities was $10 million for the nine months ended September 30, 2006 compared to $959 million of net cash provided by investing activities for the nine months ended September 30, 2005. Cash used in investing for the nine months ended September 30, 2006 consisted of $78 million of additional loans to Xerox primarily from interest on the demand note. This was partially offset by $68 million of collections on the demand note to fund tax payments and interest on third party debt. The net cash provided in 2005 largely reflects our demand of approximately $900 million from XC under the Master Demand Note in June 2005 in order to repay maturing debt. The 2005 amount also includes net collections from investments of $38 million associated with the run-off of our contracts receivable portfolio as a result of the decision to discontinue purchasing new receivables from XC after July 1, 2001 and $44 million from the sale of receivables back to XC.

No net cash was used in or provided by financing activities for the nine months ended September 30, 2006. Net cash used in financing activities was $999 million for the nine months ended September 30, 2005, reflecting the $924 million payment of our maturing 1.50% Yen denominated Medium Term Notes in June 2005, as well as $75 million associated with the early redemption of the following notes:

•	$25 million, 7.125% Medium Term Notes, Due August 5, 2012.

•	$25 million, 6.60% Medium Term Notes, Due March 24, 2008.

•	$25 million, 7.35% Medium Term Notes, Due July 30, 2012.

As of September 30, 2006, we had $465 million of debt outstanding of which $255 million is due in 2007 and the remainder due in 2012 and thereafter. We believe that the amounts due under the Master Demand Note with XC will be sufficient to meet our remaining obligations as they mature.

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

Since our liquidity is heavily dependent upon the liquidity of our ultimate parent, XC, we are including the Capital Resources and Liquidity sections from Management’s Discussion and Analysis of Financial Statements and Results of Operations, as reported in the Xerox Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006 FILED SEPARATELY WITH THE SEC.

Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Equipment sales	$1,012	$1,018	$3,068	$3,113
Post sale and other revenue	2,624	2,525	7,816	7,674
Finance income	208	216	632	664

Total Revenues	$3,844	$3,759	$11,516	$11,451

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,736	$1,721	$5,284	$5,242
Less: Supplies, paper and other sales	(724)	(703)	(2,216)	(2,129)

Equipment sales	$1,012	$1,018	$3,068	$3,113

Service, outsourcing and rentals	$1,900	$1,822	$5,600	$5,545
Add: Supplies, paper and other sales	724	703	2,216	2,129

Post sale and other revenue	$2,624	$2,525	$7,816	$7,674

Third quarter 2006 total revenues grew by 2% compared to the third quarter 2005. Currency impact had a 1% positive impact on total revenues for the quarter. Total revenues included the following:

•	1% decline in equipment sales, including a benefit from currency of 1-percentage point, and primarily reflected revenue declines in black and white products and color printers which were offset by growth from office multifunction color and production color products as well as growth in DMO.

•	4% increase in post sale and other revenue, including benefits from currency of 2-percentage points, primarily reflected growth in global services, color products, paper and DMO, which more than offset declines in light lens products.

•	16% growth in color revenue. Color revenue of $1,379 million comprised 36% of total revenue in the third quarter 2006 compared to 32% in the third quarter 2005.

•	4% decline in finance income, including a benefit from currency of 1-percentage point, and reflected lower finance receivables.

Total revenues for the nine months ended September 30, 2006 increased by 1% from the prior year comparable period. There was no impact from currency across all components of total revenues for the nine months ended September 30, 2006. Total revenues included the following:

•	1% decline in equipment sales, primarily reflecting revenue declines in Office and Production black and white products, which were partially offset by revenue growth from color products and growth in DMO.

•	2% growth in post sale and other revenue, primarily reflecting growth in digital color products and DMO, offset by declines in light lens, licensing revenue, and digital black and white Production products.

•	14% growth in color revenue. Color revenue of $3,957 million comprised 34% of total revenue for the nine months ended September 30, 2006 compared to 30% for the nine months ended September 30, 2005.

•	5% decline in Finance income, reflecting lower finance receivables.

Third quarter 2006 net income was $536 million, or $0.54 per diluted share, and included the following items:

•	$448 million income tax benefit from the favorable resolution of certain tax matters related to the finalization of the 1999-2003 Internal Revenue Service (“IRS”) audit.

•	$72 million after-tax ($110 million pre-tax) charge related to restructuring.

•	$68 million (pre-tax and after-tax) for litigation matters related to probable losses on previously disclosed Brazilian labor-related contingencies.

Third quarter 2005 net income was $63 million, or $0.05 per diluted share, and included the following items:

•	$79 million after-tax ($107 million pre-tax) charge for litigation matters related to the MPI arbitration panel decision and probable losses for other legal matters.

•	$18 million after-tax ($26 million pre-tax) charge related to the European Union Waste Directive.

•	$11 million after-tax ($17 million pre-tax) charge related to restructuring.

•	$9 million after-tax ($15 million pre-tax) charge for losses sustained in connection with Hurricane Katrina.

•	$8 million after-tax ($12 million pre-tax) charge for a change in accounting principle related to accounting for conditional asset retirement obligations.

Net income for the nine months ended September 30, 2006 was $996 million, or $0.99 per diluted share, and included the following items:

•	$472 million income tax benefit ($24 million in first quarter 2006) related to the favorable resolution of certain tax matters from the 1999-2003 IRS audit, which was finalized in the third quarter.

•	$46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits.

•	$97 million after-tax ($146 million pre-tax) charge related to restructuring.

•	$68 million (pre-tax and after-tax) for litigation matters related to probable losses on previously disclosed Brazilian labor-related contingencies.

•	$9 million after-tax ($13 million pre-tax) charge from the write-off of the remaining unamortized deferred debt issuance costs as a result of the termination of our 2003 Credit Facility.

Net income for the nine months ended September 30, 2005 was $696 million, or $0.66 per diluted share, and included the following items:

•	$343 million after-tax benefit related to the finalization of the 1996-1998 IRS audit.

•	$58 million after-tax ($93 million pre-tax) gain from the sale of our equity interest in Integic Corporation (“Integic”).

•	$196 million after-tax ($296 million pre-tax) charge related to restructuring.

•	$79 million after-tax ($107 million pre-tax) charge for litigation matters related to the MPI arbitration panel decision and probable losses for other legal matters.

•	$18 million after-tax ($26 million pre-tax) charge related to the European Union Waste Directive.

•	$9 million after-tax ($15 million pre-tax) charge for losses sustained in connection with Hurricane Katrina.

•	$8 million after-tax ($12 million pre-tax) charge for a change in accounting principle related to accounting for conditional asset retirement obligations.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the nine months ended September 30, 2006 and 2005 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2006	2005	Amount Change
Net Cash provided by operating activities	$897	$789	$108
Net Cash used in investing activities	(127)	(214)	87
Net Cash used in financing activities	(778)	(2,394)	1,616
Effect of exchange rate changes on cash and cash equivalents	22	(54)	76

Increase (decrease) in cash and cash equivalents	14	(1,873)	1,887
Cash and cash equivalents at beginning of period	1,322	3,218	(1,896)

Cash and cash equivalents at end of period	$1,336	$1,345	$(9)

Cash, cash equivalents and Short-term investments reported in our Condensed Consolidated Financial Statements were as follows:

	2006	2005
Cash and cash equivalents	$1,336	$1,322
Short-term investments	120	244

Total Cash, cash equivalents and Short-term investments	$1,456	$1,566

Net cash provided by operating activities of $897 million for the nine months ended September 30, 2006 increased $108 million from the prior year comparable period. The changes in operating cash flows included the following:

•	$122 million increase resulting from lower growth in inventory and equipment on operating leases.

•	$43 million increase due to lower contributions to pension benefit plans.

•	$58 million decrease due to higher new finance receivables activity.

•	$16 million decrease due to higher accounts receivable resulting from increased revenue and timing of billings.

Net cash used in investing activities of $127 million for the nine months ended September 30, 2006 decreased $87 million from the prior year comparable period. The changes in investing cash flows included the following:

•	$360 million decrease due to an increase in net proceeds from short-term investments. This reflected net cash outflows of $236 million for the nine months ended September 30, 2005 as compared to net cash inflows of $124 million for the same period in 2006.

•	$48 million decrease due to higher proceeds from divestitures and investments. 2006 reflects a $119 million distribution related to the sale of investments held by Ridge Re; a $21 million distribution from the liquidation of our investment in Xerox Capital LLC and $10 million in proceeds from the sale of Integic released from escrow. 2005 reflects $96 million of proceeds from the sale of Integic.

•	$174 million increase due to payments related to the acquisition of Amici LLC in third quarter 2006.

•	$145 million increase as a result of higher escrow and other restricted cash balances. This was due primarily to a $103 million escrow deposit in first quarter 2006 related to the MPI litigation as well as decreases in restricted cash in 2005 associated with our secured borrowing programs as the result of lower balances.

Net cash used in financing activities of $778 million for the nine months ended September 30, 2006 decreased $1,616 million from the prior year comparable period. The changes in financing cash flows included the following:

•	$2,485 million lower usage primarily resulting from the 2005 net repayments on term and other unsecured debt, of $1,199 million, as contrast to 2016 Senior Notes borrowing of $700 million in March 2006, 2017 Senior Notes borrowing of $500 million in August 2006, 2009 Senior Notes borrowing of $150 million in August 2006 and other net repayments of $64 million.

•	$689 million used in connection with the company’s share repurchase program payments.

•	$100 million higher net repayments on secured borrowings.

•	$100 million payment for our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares in February 2006.

The following table provides total finance assets as of September 30, 2006:

(in millions)	Finance Receivables, Net	Secured Debt
Finance Receivables Encumbered by Loans(1) :
GE secured loans:
GE Loans – U.S.	$1,153	$984
GE Loans – U.K.	642	616
GE Loans – Canada	153	111

Total GE encumbered finance receivables, net	1,948	1,711
Merrill Lynch Loan—France	478	400
DLL-Netherlands	202	168

Total encumbered finance receivables, net	$2,628	$2,279

Unencumbered finance receivables, net	5,029

Total Finance Receivables, net(2)	$7,657
Equipment on operating leases, net	455

Total Finance Assets, net(3)	$8,112

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of September 30, 2006.
(3)	Includes (i) finance receivables, net and (ii) equipment on operating leases, net to reflect the total assets associated with our lease or finance business. Management expects to leverage or fund these assets at a 7 to 1 debt-to-equity ratio.

As of September 30, 2006, 34% of total finance receivables were encumbered as compared to 44% at December 31, 2005. In addition to the above, as of September 30, 2006, we had no outstanding debt under our trade receivables $400 million revolving credit facility with GE expiring in 2007.

Our debt maturities for the remainder of 2006 and 2007 by quarter, 2008, 2009 and 2010 by year and thereafter are as follows:

	Unsecured Debt	Debt Secured by Finance Receivables	Other Secured Debt	Total Debt
Fourth Quarter	$43	$219	$3	$265

2006	43	219	3	265
First Quarter	8	181	3	192
Second Quarter	257	166	3	426
Third Quarter	1	612	3	616
Fourth Quarter	—	222	2	224

2007	266	1,181	11	1,458
2008	4	719	7	730
2009	1,046	111	6	1,163
2010	687	44	3	734
Thereafter	3,013	5	35	3,053

Total	$5,059	$2,279	$65	$7,403

At September 30, 2006, approximately 32% of total debt was secured by finance receivables and other assets compared to 49% at December 31, 2005. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2006 and expect secured debt to be approximately 30% of total debt by the end of 2006.

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

Our current credit ratings as of September 30, 2006 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)	Ba1	Positive	The Moody’s rating was upgraded from Ba2 in September 2006. The outlook remains positive since being upgraded in September 2005.
S&P (2)	BB+	Stable	The S&P rating was upgraded from BB- and the outlook was revised from positive to stable in March 2006.
Fitch (3)	BBB-	Stable	The Fitch rating was upgraded from BB+ in August 2006.

(1)	In September 2006, Moody’s announced the implementation of its new Probability-of-Default (“PD”) and Loss-Given-Default (“LGD”) rating methodology, which resulted in upgrades for the Xerox Unsecured rating from Ba2 to Ba1, Trust Preferred rating from Ba3 to Ba2 and Preferred share rating from B1 to Ba2. Moody’s holds a corporate family rating of Ba1, which was last updated in August 2004. In September 2005, Moody’s changed its Outlook from Stable to Positive. Additionally Moody’s assigned Xerox a short term speculative grade liquidity rating at SGL-1, which was initiated in December 2003.
(2)	In March 2006, S&P upgraded the Senior Unsecured and Corporate Credit rating from BB- to BB+, a two notch upgrade. At the same time, S&P revised its outlook from Positive to Stable on all associated ratings, affirmed the short-term speculative-grade rating at B-1 and upgraded the ratings on Subordinated debt from B to BB- and Preferred Stock from B- to B+. As a result of the rating change, S&P removed Xerox from Credit Watch in March 2006.
(3)	In August 2006, Fitch upgraded its debt ratings and assigned a stable outlook on Xerox. Fitch had upgraded the senior unsecured debt of Xerox from BB+ to BBB- and also upgraded the Trust Preferred securities from BB- to BB, both one notch upgrades. In March 2006, Fitch affirmed its ratings and positive outlook on Xerox in conjunction with its 2016 Senior Notes offering. Fitch had upgraded the senior unsecured debt of Xerox from BB to BB+, and also upgraded the Trust Preferred securities from B+ to BB-, both one notch upgrades in August 2005.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. Even though as of September 30, 2006, our current Moody’s and S&P credit ratings still remain below investment grade, we expect our management strategies will return the company to investment grade in the future.

Recently Issued Senior Notes

Refer to Note 12-Debt in the Condensed Consolidated Financial Statements for additional information regarding the 2016 Senior Notes, 2017 Senior Notes and Floating 2009 Senior Notes.

Acquisitions

Refer to Note 4-Acquisitions and Note 16-Subsequent Event in the Condensed Consolidated Financial Statements for additional information regarding our year-to-date 2006 acquisition activities.

Swap Termination

In first quarter 2006, we terminated interest rate swaps with a notional value of $400 million and a fair value of $8 million, including accrued interest of less than $1. The terminated swaps were previously designated and accounted for as fair value hedges against the Senior Notes due in 2010 and 2013. Accordingly, the corresponding $8 million fair value adjustment to the Senior Notes is being amortized to interest expense over the remaining term of the notes.

Ridge Re Commutation

In first quarter 2006, Ridge Re, a wholly owned subsidiary included in our net investment in discontinued operations (within Other long-term assets), completed an agreement to transfer its obligations under its remaining reinsurance agreement, together with related investments held in trust, to another insurance company as part of a complete exit from this business. Refer to Note 5-Divestitures and Other Sales in the Condensed Consolidated Financial Statements for further information.

Summary—Financial Flexibility and Liquidity:

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by our finance receivables portfolios. As of September 30, 2006, total cash, cash equivalents and short-term investments was $1.5 billion and our borrowing capacity under our 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and $15 million letters of credit that have been utilized. We also have funding available through various secured borrowing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative and other material contracts at September 30, 2006 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006.

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

Xerox’s liquidity is a function of its ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets, securitizations and borrowings secured by its finance receivables portfolios. As of September 30, 2006, Xerox’s total cash, cash equivalents and short-term investments was $1.5 billion, and Xerox’s borrowing capacity under its 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and $15 million of letters of credit that have been utilized. Xerox also has funding available through various secured borrowing arrangements. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Xerox’s 2006 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of its subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2006 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing Xerox’s outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Xerox’s U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to Xerox’s customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any time. As of September 30, 2006, $1.7 billion was outstanding under the Loan Agreement, including similar loan agreements with GE in the U.K. and Canada. These agreements incorporate the financial maintenance covenants contained in the 2006 Credit Facility and contain other affirmative and negative covenants.

At September 30, 2006, Xerox was in full compliance with the covenants and other provisions of the 2006 Credit Facility, the senior notes and the Loan Agreement and expects to remain in full compliance for at least the next twelve months. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2006 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to Xerox. If GECC were to make no further loans to Xerox, and assuming a similar facility was not established and that Xerox was unable to obtain replacement financing in the public debt markets, it could materially adversely affect Xerox’s liquidity and its ability to fund its customers’ purchases of its equipment and this could materially adversely affect its results of operations. Because we are dependent upon Xerox for our liquidity, any failure of Xerox to be in compliance with any material provision or any covenant of the 2006 Credit Facility, the senior notes or the Loan Agreement could also have a material adverse effect on our liquidity, results of operations and financial condition.

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

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

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

XEROX CREDIT CORPORATION
(Registrant)

Date: November 3, 2006	BY:	/s/ JOHN F. RIVERA
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

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

Exhibit 31	(a)	Certification of CEO Pursuant to Rule13a-14(a) or Rule15d-14(a).

	(b)	Certification of CFO Pursuant to Rule13a-14(a) or Rule15d-14(a).

Exhibit 32		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.