Form 10-K
period 2006-12-31
XEROX CREDIT CORP
filed 2007-03-06
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes:  ☐    No:  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2006 was: $0

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of January 31, 2007
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Forward-Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, and any exhibits to this Form 10-K that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.	Business

Xerox Credit Corporation, a Delaware corporation (herein referred to as the “Company,” “us,” “we,” or “our” unless the context otherwise requires), was organized in 1980. All of our outstanding common stock is owned by Xerox Financial Services, Inc. (“XFSI”), a wholly-owned subsidiary of Xerox Corporation (“XC” and together with its subsidiaries, “Xerox” unless the context otherwise requires).

We are a limited purpose entity, engaged until 2001 in the purchase of long-term contracts receivable from XC which arose from third-party installment sales and lease contracts originated by the domestic operations of XC. We historically funded such purchases by debt raised in capital markets offerings.

In 2001, we ceased purchasing contracts receivable from XC, given alternative funding sources obtained by XC, including the use of third-party secured borrowing arrangements and direct capital markets offerings. Since then, our portfolio of contracts has run off as amounts under the contracts were collected or the contracts receivable were sold back to XC.

As of December 2006, our sole monetary asset is a Master Demand Note from XC, which represents a demand loan for accumulated cash transfers to XC. We will demand repayment of amounts loaned to XC under the Master Demand Note to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

Our remaining operating activities consist of servicing our third-party debt, which consisted of $462 million as of December 31, 2006. Our debt maturities range from 2007 through 2018. We have no current intention to pay any dividends.

Pursuant to a Support Agreement with XC, XC has agreed to retain sole ownership of our voting capital stock and make periodic payments to us to the extent necessary to ensure that our annual pre-tax earnings available for fixed charges ratio, as defined, is equal to at least 1.25. The Support Agreement, which may not be terminated or modified while any of our debt is outstanding, specifically provides that XC is not directly or indirectly guaranteeing any of our indebtedness, liabilities or obligations.

Item 1A.	Risk Factors

Our liquidity is dependent on the liquidity of XC, as our sole monetary asset is the Master Demand Note.

As of December 31, 2006, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

Xerox Corporation’s operating results and liquidity have improved over the last several years which further mitigate realizability risk of our Master Demand Note. Specifically, Xerox Corporation’s net income was $1.21 billion, $978 million and $859 million for the years ended December 31, 2006, 2005 and 2004, respectively. Operating cash flows of Xerox Corporation were $1.62 billion, $1.42 billion and $1.75 billion for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, Xerox Corporation’s credit ratings were improved to investment grade for Moody’s and Fitch during 2006.

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of December 31, 2006, Xerox’s total cash, cash equivalents and short-term investments was $1.5 billion, and its borrowing capacity under its 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and $15 million of letters of credit that have been utilized. Xerox also has funding available through various secured borrowing arrangements. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We do not own any facilities. Our principal executive offices in Stamford, Connecticut, which consists of approximately 500 square feet of office space, are leased. These facilities are deemed adequate by management.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Required.

PART II

ITEM 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Because we are a wholly owned subsidiary, there is no market for our common shares. There were no dividends declared during the five years ended December 31, 2006. There were no repurchases of our common shares during the period covered by this Report.

ITEM 6.	Selected Financial Data

Not Required.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Due to the fact that our liquidity is dependent upon the liquidity of XC, this Item 7 includes excerpts from XC's MD&A, which is presented separately from our own. Certain matters discussed in the excerpts of XC's MD&A will relate to events and transactions that do not directly affect our liquidity.

RESULTS OF OPERATIONS

Refer to Item 1 of this Form 10-K for a description of our operating activities. Earned income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the Master Demand Note, based on established interest rates. Contracts receivable income represents income earned under receivables we originally purchased from XC.

Total earned income, consisting of income from the Master Demand Note and contracts receivable income, was $103 million, $119 million and $126 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Earned income from the Master Demand Note was $103 million, $117 million and $109 million for the three years ended December 31, 2006, 2005 and 2004 respectively. The decrease in income in 2006 from 2005 was primarily due to a lower average Master Demand Note balance due to repayments of $900 million by XC in June 2005 that we used to repay our maturing debt, partially offset by higher interest rates. The increase in income in 2005 from 2004 was primarily related to higher interest rates, as partially offset by the aforementioned June 2005 repayment.

There was no contracts receivable income in 2006, as all receivables were either collected or resold to XC by June 2005. Contracts receivable income was $2 million and $17 million for the years ended December 31, 2005 and 2004, respectively. The declines reflect the aforementioned decrease in the outstanding portfolio of finance receivables due to collection or resale to XC by June 2005.

Interest expense was $29 million, $44 million and $56 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in 2006 and 2005 from the prior year amounts reflected lower average debt levels primarily as a result of regularly scheduled payments. There were no debt repayments in 2006 or 2004 and $999 million in 2005, as described in the capital resources and liquidity section below.

The mark-to-market valuation of our interest rate derivatives and remeasurement of Yen denominated debt resulted in net losses of $3 million and $5 million in 2006 and 2005, respectively, as well as a net gain of $2 million in 2004. The net gains and losses were primarily due to changes in interest rates over the period.

The effective income tax rate was 38.3% in 2006 compared to 37.3% in 2005 and 30.8% in 2004 and reflects the U.S. statutory rate of 35% and state income taxes. The 2004 effective tax rate also included tax benefits from the favorable resolution of audits and certain other tax-related adjustments, as well as, a reduction in our estimated state tax rate due to declines in multi-state receivables.

Application of Critical Accounting Policies

In preparing the financial statements and accounting for the underlying transactions and balances, we apply our financial policies as disclosed in our Notes to the Financial Statements. The application of our accounting policies generally does not involve significant estimates or management's judgment.

CAPITAL RESOURCES AND LIQUIDITY

Our liquidity is dependent on the continued liquidity of XC. Due to our cessation of receivables purchases from XC in 2001 and our sale to XC of portions of our portfolio of contracts receivable, funds collected since 2001 have exceeded cash usage requirements, and such excess funds have been loaned to XC under the interest-bearing Master Demand Note. We will demand repayment of these loan amounts as and to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

Net cash provided by operating activities was $23 million in 2006 compared to $48 million in 2005 and $61 million in 2004. The decrease in cash provided by operating activities in 2006 from 2005 was due to increased tax payments of $27 million primarily associated with realized taxable gains from prior year repayment of debt and by lower income of $16 million partially offset by a reduction in interest paid of $18 million on lower average debt balances. The decrease in cash provided by operating activities in 2005 from 2004 was primarily due to lower earned income of $7 million, an increase in income taxes paid of $16 million, as partially offset by a reduction in interest paid of $10 million on lower average debt balances.

Net cash used in investing activities was $23 million in 2006, compared to net cash provided by investing activities of $951 million in 2005, and net cash used in investing activities of $61 million in 2004.

Cash used in investing for the year ended December 31, 2006 consisted of $103 million of additional loans to Xerox from interest on the demand note. This was offset by $80 million of collections on the demand note primarily to fund tax payments and interest on third party debt.

Cash provided by investing activities for the year ended December 31, 2005 of $951 million, primarily consisted of:

•

$869 million of net advances from Xerox on the Master Demand Note, due to our demand of $900 million, which together with proceeds from collections and sales of investments was used to repay maturing debt, as offset by $31 million representing the net amount associated with additional loans to Xerox, as offset by amounts used for the payment of taxes and third party interest.

•	Collections from finance receivables of $38 million.

•	Proceeds of $44 million from the sale of receivables to XC as described in Note 2 to the Consolidated Financial Statements.

Cash used in investing activities for the year ended December 31, 2004 of $61 million, primarily consisted of:

•

$281 million of net advances to Xerox on the Master Demand Note, due to the transfers of cash resulting from the collection of finance receivables, as offset by payments of taxes and third party interest.

•	Collections from finance receivables of $211 million.

•	Proceeds of $9 million from the sale of receivables to XC as described in Note 2 to the Consolidated Financial Statements.

There was no net cash from financing activities in 2006 or 2004, as there were no debt repayments or borrowings. Net cash used in financing activities was $999 million in 2005, reflecting the $924 million payment of our maturing 1.5% 2005 Yen denominated Medium Term Notes, as well as $75 million associated with the early redemption of the following notes:

•	$25 million, 7.125% Medium Term Notes, Due August 5, 2012

•	$25 million, 6.60% Medium Term Notes, Due March 24, 2008

•	$25 million, 7.35% Medium Term Notes, Due July 30, 2012

As of December 31, 2006, we had $462 million of debt outstanding. Assuming continued liquidity of XC, the amounts due under the Master Demand Note of $1,422 million as of December 31, 2006 are more than sufficient to meet our remaining maturing obligations.

In December 2006, Rating and Investment (“R&I”) upgraded XCC’s credit issuer rating from BBB- to BBB and upgraded its outlook from stable to positive.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

Refer to Note 4—Notes Payable to the Financial Statements for additional information regarding our future contractual cash obligations.

Financial Risk Management

Given the limited nature of our operations, our exposures are reduced to the interest rate and currency exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Currently, we hold debt of $252 million that is denominated in Japanese Yen and therefore we are exposed to changes in foreign currency exchange rates that could affect our results of operations and financial condition. However, these exposures are economically hedged with intercompany cross-currency interest rate swaps with XC (See Note 5-Financial Instruments to the Financial Statements for a discussion of our remaining derivative activity). Our Master Demand Note with XC earns interest at a market rate.

The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2006, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $7 million.

READER'S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO "WE", "OUR", AND "US" REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC'S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCORPORATED BY REFERENCE WITHIN XEROX CORPORATION'S 2006 ANNUAL REPORT ON FORM 10-K FILED SEPARATELY WITH THE SEC.

Summary Results:

Revenues for the three years ended December 31, 2006 were as follows:

(in millions)	Year Ended December 31,			Percent Change
	2006	2005	2004	2006	2005
Equipment sales	$4,457	$4,519	$4,480	(1)%	1%
Post sale and other revenue	10,598	10,307	10,308	3%	—
Finance income	840	875	934	(4)%	(6)%

Total Revenue	$15,895	$15,701	$15,722	1%	—

Total Color revenue included in total revenue	$5,578	$4,928	$4,188	13%	18%

The following presentation reconciles the above information to the revenue classifications included in our Consolidated Statements of Income:

(in millions)	Year Ended December 31,
	2006	2005	2004
Sales	$7,464	$7,400	$7,259
Less: Supplies, paper and other sales	(3,007)	(2,881)	(2,779)

Equipment Sales	$4,457	$4,519	$4,480
Service, outsourcing and rentals	$7,591	$7,426	$7,529
Add: Supplies, paper and other sales	3,007	2,881	2,779

Post sale and other revenue	$10,598	$10,307	$10,308

Total 2006 Revenue of $15,895 million increased 1% from the prior year comparable period. There was a negligible impact from currency on total revenue for the year ended December 31, 2006 as compared to the prior year. Total revenue included the following:

•

1% decline in equipment sales, including a benefit from currency of 1-percentage point, primarily reflecting revenue declines in Office and Production black-and-white products, which were partially offset by revenue growth from color products and growth in DMO.

•

3% growth in post sale and other revenue, including a benefit from currency of 1-percentage point, primarily reflecting growth in digital Office and Production products and DMO, offset by declines in light lens and licensing revenue.

•	13% growth in color revenue. Color revenue of $5,578 million comprised 35% of total revenue for the year ended December 31, 2006 compared to 31% for the year ended December 31, 2005.

•	4% decline in Finance income, including a benefit from currency of 1-percentage point, reflecting lower average finance receivables.

•	Overall our 2006 post-sale annuity revenue, including Post sale and other revenue and Finance income, increased 2% and comprised 72% of total revenue.

Total 2005 Revenue of $15,701 million was comparable to the prior year period. Currency impacts on total revenue were negligible for the year. Total 2005 revenue included the following:

•

1% growth in Equipment sales, including a negligible impact from currency, primarily reflecting revenue growth from color in Office and Production, low-end black-and-white office products as well as growth in DMO. These growth areas were partially offset by revenue declines in higher-end office black-and-white products, and black-and-white production products.

•

Comparable Post sale and other revenues, including a negligible impact from currency, primarily reflecting revenue growth from digital products and in DMO which were partially offset by declines in light lens.

•	6% decline in Finance income, including benefits from currency of 1-percentage points, which reflects lower finance receivables.

Net income and diluted earnings per share for the three years ended December 31, 2006 were as follows:

(in millions, except share amounts)	Year Ended December 31,
	2006	2005	2004
Net income	$1,210	$978	$859

Diluted earnings per share	$1.22	$0.94	$0.86

2006 Net income of $1,210 million, or $1.22 per diluted share, included the following:

•	$472 million income tax benefit related to the favorable resolution of certain tax matters from the 1999-2003 IRS audit.

•	$68 million (pre-tax and after-tax) for litigation matters related to probable losses on Brazilian labor-related contingencies.

•	$46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits.

•	$9 million after-tax ($13 million pre-tax) charge from the write-off of the remaining unamortized deferred debt issuance costs as a result of the termination of our 2003 Credit Facility.

•	$257 million after-tax ($385 million pre-tax) restructuring and asset impairment charges.

2005 Net income of $978 million, or $0.94 per diluted share, included the following:

•	$343 million after-tax benefit related to the finalization of the 1996-1998 IRS audit.

•	$84 million after-tax ($115 million pre-tax) charge for litigation matters relating to the MPI arbitration panel decision and probable losses for other legal matters.

•	$58 million after-tax ($93 million pre-tax) gain related to the sale of our entire equity interest in Integic Corporation (“Integic”).

•	$247 million after-tax ($366 million pre-tax) restructuring and asset impairment charges.

2004 Net income of $859 million, or $0.86 per diluted share, included the following:

•	$83 million after-tax ($109 million pre-tax) gain related to the sale of substantially all of our investment in ContentGuard Holdings, Inc. (“ContentGuard”).

•	$38 million after-tax pension settlement benefit from Fuji Xerox.

•	$30 million after-tax ($38 million pre-tax) gain from the sale of our investment in ScanSoft, Inc. (“ScanSoft”).

•	$57 million after-tax ($86 million pre-tax) restructuring and asset impairment charges.

Capital Resources and Liquidity

Cash Flow Analysis:

The following summarizes our cash flows for each of the three years ended December 31, 2006, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

(in millions)	2006	2005	2004	2006 Amount Change	2005 Amount Change
Net cash provided by operating activities	$1,617	$1,420	$1,750	$197	$(330)
Net cash (used in) provided by investing activities	(143)	(295)	203	152	(498)
Net cash used in financing activities	(1,428)	(2,962)	(1,293)	1,534	(1,669)
Effect of exchange rate changes on cash and cash equivalents	31	(59)	81	90	(140)

Increase (decrease) increase in cash and cash equivalents	77	(1,896)	741	1,973	(2,637)
Cash and cash equivalents at beginning of period	1,322	3,218	2,477	(1,896)	741

Cash and cash equivalents at end of period	$1,399	$1,322	$3,218	$77	$(1,896)

Cash, cash equivalents and Short-term investments reported in our Consolidated Financial Statements were as follows:

	2006	2005
Cash and cash equivalents	$1,399	$1,322
Short-term investments	137	244

Total Cash, cash equivalents and Short-term investments	$1,536	$1,566

For the year ended December 31, 2006, net cash provided by operating activities, increased $197 million from 2005 primarily as a result of the increased net income of $232 million, as well as the following additional items:

•	$173 million increase due to lower inventories.

•	$87 million increase due to lower net tax payments including a $34 million refund associated with the settlement of the 1999 to 2003 IRS tax audit.

•	$62 million decrease due to a lower net run-off of finance receivables.

•	$51 million decrease due to higher restructuring payments related to previously reported actions.

•	$96 million decrease due to a lower year-over-year reduction in other current and long-term assets.

•	$77 million decrease due to a reduction in other current and long-term liabilities, primarily reflecting the $106 million payment relating to the previously disclosed MPI legal matter.

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

We expect 2007 operating cash flows in the range of $1.2 billion to $1.5 billion, as compared to $1.6 billion in 2006.

For the year ended December 31, 2006, net cash from investing activities increased $152 million from 2005 primarily as a result of the following:

•

$354 million due to an increase in proceeds from the net sale of short-term investments in 2006 of $107 million, as compared to the net purchases of $247 million in 2005, as 2005 represented the initial year we purchased short-term investments to supplement our investment income.

•	$77 million due to higher proceeds from the sale of our Corporate headquarters and other excess land and buildings.

•	$48 million due to higher proceeds from divestitures and investments, reflecting:

•	$122 million related to the sale of investments held by Ridge Re* in 2006.

•	$21 million distribution from the liquidation of our investment in Xerox Capital LLC in 2006.

•	$96 million of proceeds from the sale of Integic in 2005.

•	Partially offsetting these items were the following:

•	$229 million due to payments related to the acquisition of Amici, LLC and XMPie, Inc.

•	$57 million increase in capital expenditures and internal use software.

•	Lower cash generation of $42 million due to a lower net reduction of escrow and other restricted investments.

*In March 2006 Ridge Re, a wholly owned subsidiary included in discontinued operations, executed an agreement to complete its exit from the insurance business. As a result of this agreement and pursuant to a liquidation plan, excess cash held by Ridge Re was distributed back to the Company (Refer to Note 21-Divestitures and Other Sales in the Consolidated Financial Statements for further information).

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

We expect 2007 capital expenditures including internal use software to approximate $300 million.

For the year ended December 31, 2006, net cash used in financing activities decreased $1.5 billion from 2005 primarily as a result of the following:

•

$2,463 million lower usage primarily resulting from the 2005 net repayments on term and other unsecured debt, of $1,187 million, as contrast to the 2006 net borrowings of term and other unsecured debt of $1,276 million. The 2006 net borrowings primarily reflect the 2016 Senior Notes borrowing of $700 million in March 2006, 2017 Senior Notes borrowing of $500 million in August 2006 and the 2009 Senior Notes borrowing of $150 million in August 2006.

•	$42 million due to higher proceeds from the issuance of common stock, resulting from increases in exercised stock options.

•	Partially offsetting these items were the following:

•	$636 million higher cash usage for the acquisition of common stock under the authorized share repurchase programs.

•	$269 million higher net repayments on secured borrowings.

•	$100 million payment of liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares in February 2006.

For the year ended December 31, 2005, net cash used in financing activities increased $1.7 billion from 2004 primarily as a result of the following:

•	A $1.5 billion reduction in proceeds from new secured financings, reflecting a rebalancing of our secured and unsecured debt portfolio.

•	$433 million cash usage for the acquisition of common stock under the authorized October 2005 share repurchase program.

•	A partially offsetting $235 million decrease in net payments on term and other debt reflecting lower debt maturity obligations.

The following represents our total finance assets associated with our lease or finance operations as of December 31, 2006 and 2005, respectively:

	December 31, 2006	December 31, 2005
Total Finance receivables, net (1)	$7,844	$7,849
Equipment on operating leases, net	481	431

Total Finance Assets, net	$8,325	$8,280

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Consolidated Balance Sheets as of December 31, 2006 and 2005.

Refer to Note 4 – Receivables, Net in the Consolidated Financial Statements for further information regarding our third party secured funding arrangements as well as a comparison of finance receivables to our financing-related debt as of December 31, 2006 and 2005. As of December 31, 2006, approximately 31% of total finance receivables were encumbered as compared to 44% at December 31, 2005.

The following represents our aggregate debt maturity schedule as of December 31, 2006:

(in millions)	Unsecured Debt	Debt Secured by Finance Receivables	Other Secured Debt	Total Debt
2007	$295	$1,178	$12	$1,485	(1)
2008	9	722	5	736
2009	1,055	109	5	1,169
2010	687	44	2	733
2011	800	6	—	806
Thereafter	2,212	—	4	2,216

Total	$5,058	$2,059	$28	$7,145

(1)	Quarterly secured and unsecured total debt maturities for 2007 are $215 million, $421 million, $626 million and $223 million for the first, second, third and fourth quarters, respectively.

The following table summarizes our secured and unsecured debt as of December 31, 2006 and 2005:

(in millions)	December 31, 2006	December 31, 2005
Term Loan	$—	$300
Debt secured by finance receivables	2,059	2,982
Capital leases	28	38
Debt secured by other assets	—	213

Total Secured Debt	2,087	3,533

Senior Notes	4,224	2,862
Subordinated debt	19	19
Other Debt	815	864

Total Unsecured Debt	5,058	3,745

Total Debt	$7,145	$7,278

At December 31, 2006, approximately 29% of total debt was secured by finance receivables and other assets compared to 49% at December 31, 2005. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans in 2007.

Liquidity, Financial Flexibility and Other Financing Activity:

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

As of December 31, 2006, we had $1.5 billion of cash, cash equivalents and short-term investments, and borrowing capacity under our 2006 Credit Facility of approximately $1.235 billion. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Share Repurchase Programs: The board of directors has authorized programs for the repurchase of the Company’s common stock totaling $2.0 billion as of December 31, 2006. Since launching our stock buyback program in October 2005, we have repurchased 100.6 million shares, totaling approximately $1.5 billion of the $2.0 billion authorized.

Refer to Note 18-Common Stock and Note 22-Subsequent Event in the Consolidated Financial Statements for further information regarding our share purchase programs.

Loan Covenants and Compliance: At December 31, 2006, we were in full compliance with the covenants and other provisions of the 2006 Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the 2006 Credit Facility or the senior notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2006 Credit Facility, would result in an event of termination under the Loan Agreement and in such case General Electric Capital Corporation (“GECC”) would not be required to make further loans to us. If GECC were to make no further loans to us and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations. We have the right at any time to prepay without penalty any loans outstanding under or terminate the 2006 Credit Facility.

Financial Instruments: Refer to Note 13-Financial Instruments in the Consolidated Financial Statements for additional information regarding our derivative financial instruments.

Capital Markets Offerings and Other: Refer to Note 11-Debt in the Consolidated Financial Statements for additional information regarding the 2006 issuance of our 2016 Senior Notes, 2017 Senior Notes and Floating 2009 Senior Notes, which raised aggregate net proceeds of $1.3 billion.

Credit Ratings: During 2006, Moody’s and Fitch upgraded our credit rating to investment grade. Our credit ratings as of January 30, 2007 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)	Baa3	Positive	The Moody’s rating was upgraded from Ba1 in November 2006. The outlook remains positive since being upgraded in November 2006.

Standard & Poors (“S&P”) (2)	BB+	Positive	The S&P rating was upgraded from BB- in March 2006 and the outlook was revised from stable to positive in January 2007.

Fitch (3)	BBB-	Stable	The Fitch rating was upgraded from BB+ in August 2006.

(1)	In November 2006, Moody’s upgraded the Senior Unsecured rating from Ba1 to Baa3, a one notch upgrade. Moody’s maintains a Positive Outlook on the credit. In conjunction with the upgrade to investment grade ratings for the senior unsecured debt, Moody’s has withdrawn all Loss Given Default assessments and Speculative Grade Liquidity ratings as they are only appropriate for non-investment grade issuers. Moody’s ratings upgrades also included: Senior unsecured shelf registration to Baa3 from Ba1; Trust preferred to Ba1 from Ba2; subordinated shelf registration to Ba1 from Ba2 and preferred shelf registration to Ba1 from Ba2.
(2)	In March 2006, S&P upgraded the Senior Unsecured and Corporate Credit rating from BB- to BB+, a two notch upgrade. At the same time, S&P revised its outlook from Positive to Stable on all associated ratings, affirmed the short-term speculative-grade rating at B-1 and upgraded the ratings on Subordinated debt from B to BB- and Preferred Stock from B- to B+. As a result of the rating change, S&P removed Xerox from Credit Watch in March 2006. In January 2007, S&P revised its outlook from Stable to Positive on all associated ratings.
(3)	In August 2006, Fitch upgraded its debt ratings and assigned a stable outlook on Xerox. Fitch had upgraded the senior unsecured debt of Xerox from BB+ to BBB- and also upgraded the Trust Preferred securities from BB- to BB, both one notch upgrades. In March 2006, Fitch affirmed its ratings and positive outlook on Xerox in conjunction with its 2016 Senior Notes offering. Fitch had upgraded the senior unsecured debt of Xerox from BB to BB+, and also upgraded the Trust Preferred securities from B+ to BB-, both one notch upgrades in August 2005.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. Even though as of January 30, 2007, our current S&P credit rating still remains below investment grade, we expect effective implementation of our management strategies will return the company’s senior unsecured debt to investment grade by all major rating agencies in the future.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies: At December 31, 2006, we had the following contractual cash obligations and other commercial commitments and contingencies (in millions):

	Year 1	Years 2-3		Years 4-5
	2007	2008	2009	2010	2011	Thereafter
Long-term debt, including capital lease obligations (1)	$1,485	$736	$1,169	$733	$806	$2,216
Minimum operating lease commitments (2)	189	161	124	102	84	158
Liabilities to subsidiary trusts issuing preferred securities (3)	—	—	—	—	—	624
Retiree Health Payments	102	115	123	127	128	665
Purchase Commitments
Flextronics (4)	644	—	—	—	—	—
EDS Contracts (5)	277	270	132	—	—	—
Other (6)	39	30	30	—	—	—

Total contractual cash obligations	$2,736	$1,312	$1,578	$962	$1,018	$3,663

(1)	Refer to Note 11-Debt to our Consolidated Financial Statements for interest payments by us as well as for additional information related to long-term debt (amounts above include principal portion only).

(2)	Refer to Note 6-Land, Buildings and Equipment, net to our Consolidated Financial Statements for additional information related to minimum operating lease commitments.
(3)	Refer to Note 12-Liability to Subsidiary Trusts Issuing Preferred Securities to our Consolidated Financial Statements for interest payments by us as well as for additional information related to liabilities to subsidiary trusts issuing preferred securities (amounts above include principal portion only).
(4)	Flextronics: We outsource certain manufacturing activities to Flextronics and are currently operating under a one-year automatically renewed agreement which may expire on November 30, 2007, but is subject to automatic renewal for an additional one year period. We expect to enter into a negotiated renewal agreement in 2007 which has a term of at least three years.
(5)	EDS Contracts: We have an information management contract with Electronic Data Systems Corp. (“EDS”) to provide services to us for global mainframe system processing, application maintenance and support, desktop services and helpdesk support, voice and data network management, and server management through June 30, 2009. There are no minimum payments required under the contract. We can terminate the current contract for convenience with six months notice, as defined in the contract, with no termination fee and with payment to EDS for costs incurred as of the termination date. Should we terminate the contract for convenience, we have an option to purchase the assets placed in service under the EDS contract.
(6)	Other Purchase Commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

Other Commercial Commitments and Contingencies

Pension and Other Post-Retirement Benefit Plans: We sponsor pension and other post-retirement benefit plans that may require periodic cash contributions. Our 2006 cash fundings for these plans were $355 million for pensions and $98 million for other post-retirement plans. Our anticipated cash fundings for 2007 are approximately $130 million for defined benefit pensions and approximately $100 million for other post-retirement plans. Cash contribution requirements for our domestic tax qualified pension plans are governed by the Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. Cash contribution requirements for our international plans are subject to the applicable regulations in each country. The expected 2007 pension contributions do not include contributions to the domestic tax-qualified plans because these plans currently exceed the ERISA minimum funding requirements for the plans’ 2006 plan year. However, once the January 1, 2007 actuarial valuations and projected results as of the end of the 2007 measurement year are available, the desirability of additional contributions will be assessed. Based on these results, we may voluntarily decide to contribute to these plans, even though no contribution is required. In prior years, after making this assessment, we decided to contribute $228 million and $230 million in 2006 and 2005, respectively, to our domestic tax qualified plans in order to make them 100% funded on a current liability basis under the ERISA funding rules. In addition, our debt ratings, which are periodically reviewed by major rating agencies, have steadily improved over the past three years. Since the rating on the Company’s senior unsecured debt has now reached investment grade, the Company will have increased flexibility when considering these funding decisions.

Our other post-retirement benefit plans are non-funded and are almost entirely related to domestic operations. Cash contributions are made each year to cover medical claims costs incurred in that year. The amounts reported in the above table as retiree health payments represent our estimated future benefit payments.

Fuji Xerox: We had product purchases from Fuji Xerox totaling $1.7 billion, $1.5 billion, and $1.1 billion in 2006, 2005 and 2004, respectively. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. We anticipate that we will purchase approximately $1.7 billion of products from Fuji Xerox in 2007. Related party transactions with Fuji Xerox are discussed in Note 7-Investments in Affiliates, at Equity to the Consolidated Financial Statements.

Brazil Tax and Labor Contingencies: At December 31, 2006, our Brazilian operations were involved in various litigation matters and have been the subject of numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. Following our assessment of a negative trend in recent settlements and a decision to change our legal strategy, we reassessed the probable estimated loss on these matters and, as a result, recorded an additional provision of $68 million in 2006. As of December 31, 2006, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $960 million, with the increase from December 31, 2005 balance of $900 million primarily related to indexation, interest and currency partially offset by the additional provision. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2006 we had $154 million of escrow cash deposits for matters we are disputing and there are liens on certain Brazilian assets with a net book value of $18 million and additional letters of credit of approximately $60 million. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable of occurring.

Off-Balance Sheet Arrangements

Although we generally do not utilize off-balance sheet arrangements in our operations, we enter into operating leases in the normal course of business. The nature of these lease arrangements is discussed in Note 6-Land, Buildings and Equipment, Net to the Consolidated Financial Statements. Additionally, we utilize special purpose entities (“SPEs”) in conjunction with certain financing transactions. The SPEs utilized in conjunction with these transactions are consolidated in our financial statements in accordance with applicable accounting standards. These transactions, which are discussed further in Note 4-Receivables, Net to the Consolidated Financial Statements, have been accounted for as secured borrowings with the debt and related assets remaining on our balance sheets. Although the obligations related to these transactions are included in our balance sheet, recourse is generally limited to the secured assets and no other assets of the Company.

Refer to Note 16 – Contingencies for further information regarding our guarantees, indemnifications and warranty liabilities.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. Refer to Note 13—Financial Instruments to the Consolidated Financial Statements for further discussion on our financial risk management.

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2006, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2006. A 10% appreciation or depreciation of the U.S. dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2006 would have a $596 million impact on our Cumulative translation adjustment portion of equity. The amount permanently invested in foreign subsidiaries and affiliates, primarily Xerox Limited, Fuji Xerox, Xerox Canada Inc. and Xerox do Brasil, and translated into dollars using the year-end exchange rates, was $6.0 billion at December 31, 2006.

Interest Rate Risk Management: The consolidated weighted-average interest rates related to our debt and liabilities to subsidiary trusts issuing preferred securities for 2006, 2005 and 2004 approximated 6.8%, 6.0%, and 5.8%, respectively. Interest expense includes the impact of our interest rate derivatives.

Virtually all customer-financing assets earn fixed rates of interest. As discussed above, a significant portion of those assets has been pledged as collateral for secured financing arrangements and the interest rates on a significant portion of those loans are fixed.

As of December 31, 2006, approximately $2.2 billion of our debt and liabilities to subsidiary trusts issuing preferred securities carried variable interest rates, including the effect of pay-variable interest rate swaps we are utilizing with the intent to reduce the effective interest rate on our debt.

The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2006, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $233 million.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the first two paragraphs under the caption "Financial Risk Management" in Item 7 above is hereby incorporated by reference in answer to this Item.

ITEM 8.	Financial Statements and Supplementary Data

Our financial statements, together with the report thereon of PricewaterhouseCoopers LLP, are set forth as part of this Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Not Required.

ITEM 11.	Executive Compensation

Not Required.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not Required.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

Not Required.

ITEM 14.	Principal Auditor Fees and Services

Audit services are provided by PricewaterhouseCoopers LLP in conjunction with the audit of XC, and are included in the operating support we receive from XC, as discussed in Note 1—Summary of Significant Accounting Policies to the Financial Statements. All fees associated with audit services are paid by XC.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Index to Financial Statements filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2006 and 2005

Statements of Income for each of the years in the three-year period ended December 31, 2006

Statements of Shareholder's Equity for each of the years in the three-year period ended December 31, 2006

Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006

Notes to Financial Statements

(All schedules are omitted as they are not applicable or the information required is included in the financial statements or notes thereto.)

(2)	Supplemental Data:

Quarterly Results of Operations (unaudited)

(3)	The exhibits filed herewith are set forth in the Exhibit Index included herein.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CREDIT CORPORATION

/s/ John F. Rivera
(NAME AND TITLE)	John F. Rivera, Vice President,
Treasurer and Chief Financial Officer

March 6, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

March 6, 2007

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
Chairman and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Xerox Credit Corporation:

In our opinion, the accompanying balance sheets and the related statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Xerox Credit Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1, the Company and its ultimate parent, Xerox Corporation, engage in extensive intercompany transactions, and the Company receives all of its operational and administrative support from Xerox Corporation. Such transactions cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties. Additionally, as disclosed in Note 3, the Company had notes receivable from Xerox Corporation at December 31, 2006 amounting to $1.4 billion. Accordingly, the Company is dependent on Xerox Corporation complying with its contractual obligations.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, CT
March 6, 2007

XEROX CREDIT CORPORATION

BALANCE SHEETS

(in millions)

ASSETS

	December 31,
	2006	2005
Assets:
Notes receivable—Xerox Corporation	$1,422	$1,405
Other assets	4	5

Total Assets	$1,426	$1,410

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Current portion of notes payable	$277	$—
Notes payable after one year	185	465
Due to Xerox Corporation, net	6	29
Other liabilities	4	6

Total liabilities	472	500

Shareholder's Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained Earnings	712	668

Total Shareholder's Equity	954	910

Total Liabilities and Shareholder's Equity	$1,426	$1,410

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF INCOME

(in millions)

	December 31,
	2006	2005	2004
Earned Income:
Contracts receivable	$—	$2	$17
Xerox note receivable	103	117	109

Total Earned Income	103	119	126

Expenses:
Interest	29	44	56
Loss (gain) on derivative instruments, net	3	5	(2)
General and administrative	—	—	1

Total Expenses	32	49	55

Income before income taxes	71	70	71
Provision for income taxes	27	26	22

Net income	$44	$44	$49

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF SHAREHOLDER'S EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2003	$23	$219	$575	$—	$817
Net Income/Comprehensive Income	—	—	49	—	49

Balance at December 31, 2004	23	219	624	—	866
Net Income/Comprehensive Income	—	—	44	—	44

Balance at December 31, 2005	23	219	668	—	910
Net Income/Comprehensive Income	—	—	44	—	44

Balance at December 31, 2006	$23	$219	$712	$—	$954

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$44	$44	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(2)	(16)	36
Loss (gain) on derivative instruments, net	3	5	(2)
Net change in other assets and other liabilities	(22)	15	(22)

Net cash provided by operating activities	23	48	61

Cash Flows from Investing Activities
Proceeds from investments	—	38	211
Proceeds from sales of contracts receivable	—	44	9
Net advances (to) from Xerox Corporation	(23)	869	(281)

Net cash (used in) provided by investing activities	(23)	951	(61)

Cash Flows from Financing Activities
Cash payments on debt	—	(999)	—

Net cash used in financing activities	—	(999)	—

Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include the accounts of Xerox Credit Corporation (the “Company,” “we,” “our” or “us”). We are a wholly-owned subsidiary of Xerox Financial Services, Inc. (“XFSI”), which is in turn wholly-owned by Xerox Corporation (“XC,” and together with its subsidiaries, “Xerox”).

Certain reclassifications have been made to prior year financial information to conform to current year presentation.

Description of Business

We are a limited purpose entity, engaged until 2001 in the purchase of long-term contracts receivable from XC which arose from third-party installment sales and lease contracts originated by the domestic operations of XC. We historically funded such purchases by debt raised in capital markets offerings.

In 2001, we ceased purchasing contracts receivable from XC, given alternative funding sources obtained by XC, including the use of third-party secured borrowing arrangements and direct capital markets offerings. Since then, our portfolio of contracts has run off as amounts under the contracts were collected or the contracts receivable were sold back to XC.

Our remaining operating activities consist of servicing our third-party debt which, as of December 31, 2006, totaled $462 and had maturities ranging from 2007 through 2018.

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

Liquidity

Since the Master Demand Note from XC represents our sole monetary asset, our liquidity is dependent upon the liquidity of XC. Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvements therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of December 31, 2006, Xerox’s total cash, cash equivalents and short-term investments was $1.5 billion, and Xerox’s borrowing capacity under its 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and $15 of letters of credit that have been utilized. Xerox also has funding available through various secured borrowing arrangements. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Recognition of Earned Income

We utilize the interest method for the recognition of earned income associated with contracts receivable. Under this method, the difference between the amount of gross contracts receivable and the cost of the contract is recorded as unearned income. The unearned income is amortized into income over the life of the contract using an effective yield method.

Fair Value of Financial Instruments

The fair value of notes payable and interest rate swaps are discussed in Note 4—Notes Payable and Note 5—Financial Instruments to the Financial Statements.

New Accounting Standards and Accounting Changes

In recent years the FASB has issued numerous new accounting pronouncements. We do not have, nor do we presently expect to have, any transactions that are affected by these statements with the exception of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”) issued in July 2006.

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We do not believe the adoption of FIN 48 will have a material effect on our financial condition or results of operations.

(2) Sales of Contracts Receivable

During 2005 and 2004, we sold to XC an aggregate of $44 and $9, respectively, of contracts receivable. There were no sales of contracts receivable in 2006. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We have no continuing involvement or retained interests in the receivables sold and all the risk of loss in such receivables was transferred back to XC.

(3) Due to/from Xerox

At December 31, 2006 demand loans to XC totaled $1,422. The demand loans are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”), a copy of which was filed as an exhibit to the XC 2004 Annual Report on Form 10-K. As of December 31, 2006, the Master Demand Note was our sole monetary asset. Amounts outstanding under the Master Demand Note, up to a balance of $2,750, bear interest at a rate (the “Effective Rate”) equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Note between Xerox and us) plus (ii) 2.00% (200 basis points). The Effective Rate was 6.98% at December 31, 2006. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate. In June 2005, XC repaid $1.0 billion under the Master Demand Note in connection with our repayment of third-party debt.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of our income tax provision as determined in accordance with our Tax Allocation Agreement with XC. Amounts payable to XC were $4 and $29 as of December 31, 2006 and 2005, respectively, and are reported in our balance sheets as Due to Xerox Corporation, net.

Intercompany cross-currency interest rate swaps with XC having net liability fair values as of December 31, 2006 and December 31, 2005 of $22 and $16, respectively were netted against the Master Demand Note.

(4) Notes Payable

A summary of notes payable at December 31, 2006 and 2005 follows:

(in millions)	Weighted Average Interest Rate at December 31, 2006	2006	2005
Japanese Yen Denominated Medium Term Notes due 2007	2.00	252	255
Medium Term Notes due 2012 (a)	7.07	75	75
Medium Term Notes due 2013 (a)	6.50	60	60
Medium Term Notes due 2014 (a)	6.06	50	50
Medium Term Notes due 2018 (a)	7.00	25	25

Subtotal		$462	$465
Less current maturities		(277)	—

Total Notes Payable after one year		$185	$465

(a)	Medium Term Notes due in 2012 through 2018 are callable by us. Scheduled principal repayments on notes payable during the next five years and thereafter are:

2007	$277
2008	—
2009	—
2010	—
2011	—
Thereafter	185

Total	$462

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

Cash interest paid on notes payable for 2006, 2005, and 2004 was $28, $46, and $56, respectively. Gains or Losses associated with swaps terminated are amortized over the term of the related issue.

At December 31, 2006 and 2005, carrying values of notes payable totaled $462 and $465, respectively. The fair values of our notes payable at December 31, 2006 and 2005 were $468 and $464, respectively, based on quoted market prices for our notes or those of comparable issuers with similar features and maturity dates.

On February 28, 2007, the Company provided notice of redemption for $25 of the Medium Term Notes due 2012. The notes are expected to be redeemed on March 29, 2007. A related charge of less than $1, primarily representing remaining deferred swap termination costs, will be recorded in interest expense in our first quarter 2007 operating results upon redemption. These notes have been reclassified to the current portion of notes payable consistent with our intent to redeem.

(5) Financial Instruments

As of December 31, 2006 and 2005, we held Japanese Yen denominated debt of $252 and $255, respectively and therefore are exposed to changes in foreign currency exchange rates that could affect our results of operations and financial condition. As a result of our decision to fully hedge our Yen/U.S. dollar exposures, we have intercompany cross-currency interest rate swaps with XC. For the years ended December 31, 2006 and 2005, the U.S. dollar notional values of these intercompany swaps were each $276. The net liability fair values at December 31, 2006 and 2005 were $22 and $16, respectively, and are netted against Note receivable – Xerox Corporation within the balance sheets.

The aggregate notional amounts of our intercompany cross-currency interest rate swaps at December 31, 2006 and 2005 were as follows:

(in millions)	2006	2005
Pay fixed/receive fixed	$136	$136
Pay variable/receive fixed	140	140

	$276	$276
Average interest rates paid	5.29%	4.99%

Average interest rates received	2.00%	2.00%

These swaps mature in June 2007.

Differences between the contract terms of our derivatives and the underlying related debt restrict our ability to obtain hedge accounting in accordance with SFAS No. 133. This results in the mark-to-market valuation of our derivatives directly through earnings together with the remeasurement of our Japanese Yen denominated debt, which accordingly leads to increased earnings volatility. During 2006, 2005 and 2004, we recorded net (losses) gains of $(3), $(5) and $2, respectively from the mark-to-market valuation of intercompany interest rate derivatives as well as the remeasurement of our Japanese Yen denominated debt.

In addition, for the three years ended December 31, 2006, we recorded $9, $13 and $15, respectively, as a component of interest expense, as presented in our Statements of Income, relating to intercompany cross-currency interest rate swaps with XC.

We calculate the fair values for all interest rate swap agreements based on market conditions and supplemented with quotes from banks. They represent amounts we would receive (pay) to terminate/replace these contracts. We have no present plans to terminate/replace these agreements prior to their scheduled maturities.

(6) Income Taxes

XCC is included within the consolidated XC U.S. Federal income tax return and the XC unitary state income tax returns. We record our federal tax provision using the separate return method and record our state income tax provisions using a pro-rata method. Pursuant to our Tax Allocation Agreement and other arrangements with XC, we paid $52, $25 and $9, in 2006, 2005 and 2004, respectively.

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

The components of income before income taxes and the provision for income taxes were as follows:

(in millions)	2006	2005	2004
Income before income taxes	$71	$70	$71

Federal income taxes
Current	$27	$39	$(9)
Deferred	(2)	(15)	34
State income taxes
Current	2	3	(5)
Deferred	—	(1)	2

Total provision for income taxes	$27	$26	$22

A reconciliation of the effective tax rate from the U.S. federal statutory income tax rate for the three years ended December 31, 2006 follows:

	2006	2005	2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.9	2.3	2.3
Audit and other tax return adjustments	0.4	—	(6.5)

Effective tax rate	38.3%	37.3%	30.8%

The deferred tax liabilities at December 31, 2006 and 2005 related to net unrealized derivative and exchange gains of $1 and $3, respectively.

(7) Xerox Corporation Support Agreement

The terms of a Support Agreement with XC provide that we will receive income maintenance payments, to the extent necessary, so that our earnings shall not be less than 1.25 times our fixed charges. For purposes of this calculation, both earnings and fixed charges are as formerly defined in Section 1404 (formerly Section 81(2)) of the New York Insurance Law. In addition, the agreement requires that XC retain sole ownership of our voting capital stock. There have been no payments required to be made under this agreement since 1990.

XEROX CREDIT CORPORATION

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in millions)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006:
Earned income	$24	$27	$27	$25	$103
Interest expense	8	9	8	4	29
Loss on derivative instruments, net	—	1	2	—	3
General and administrative expenses	—	—	—	—	—

Income before income taxes	16	17	17	21	71
Provision for income taxes	6	6	7	8	27

Net income	$10	$11	$10	$13	$44

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005:
Earned income	$36	$35	$23	$25	$119
Interest expense	15	14	8	7	44
Loss on derivative instruments, net	—	4	—	1	5
General and administrative expenses	—	—	—	—	—

Income before income taxes	21	17	15	17	70
Provision for income taxes	8	6	6	6	26

Net income	$13	$11	$9	$11	$44

XEROX CREDIT CORPORATION

Form 10-K

For the Year Ended December 31, 2006

Index of Exhibits

Document
(3)(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, a Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and a Certification of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit (3)(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

(b)	By-Laws of Registrant, as amended through September 1, 1992. (This document was previously filed in 2001 and is being re-filed in order to comply with SEC rules regarding incorporation by reference).

(4)(a)	Indenture dated as of October 2, 1995, between Registrant and State Street Bank and Trust Company (State Street), relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant's Board of Directors.

Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement Nos. 33-61481 and 333-29677.

(b)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)(a)	Amended and Restated Operating Agreement originally made and entered into as of November 1, 1980, amended and restated as of June 30, 1998, between Registrant and Xerox.

Incorporated by reference to Exhibit (10)(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

(b)	Support Agreement dated as of November 1, 1980, between Registrant and Xerox.

Incorporated by reference to Exhibit 10(b) to Registration Statement No. 2-71503.

(c)	Tax Allocation Agreement dated as of January 1, 1981, between Registrant and Xerox.

Incorporated by reference to Exhibit 10(c) to Registration Statement No. 2-71503.

(d)	Master Note dated December 10, 2003 between Registrant and Xerox Corporation.

Incorporated by reference to Exhibit 4(m) of Xerox Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12)	Computation of Registrant's Ratio of Earnings to Fixed Charges.

(23)	Consent of PricewaterhouseCoopers LLP.

(31)(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32)	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.