Form 10-Q
period 2007-03-31
XEROX CREDIT CORP
filed 2007-05-09
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                to

Commission file number: 1-8133

XEROX CREDIT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	06-1024525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 First Stamford Place Stamford, Connecticut	06904
(Address of principal executive offices)	(Zip Code)

                            (203) 325-6600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
7.20% Notes due 2012	New York Stock Exchange

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

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of April 30, 2007
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CREDIT CORPORATION

Form 10-Q

March 31, 2007

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

PART I—FINANCIAL INFORMATION

Item 1

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions)

ASSETS

	March 31, 2007	December 31, 2006
Assets:
Note receivable—Xerox Corporation	$1,408	$1,422
Other assets	4	4

Total Assets	$1,412	$1,426

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$279	$277
Notes payable after one year	160	185
Due to Xerox Corporation, net	5	6
Other liabilities	4	4

Total Liabilities	448	472

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained Earnings	722	712

Total Shareholder’s Equity	964	954

Total Liabilities and Shareholder’s Equity	$1,412	$1,426

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2007	2006
Earned Income from Xerox note receivable	$25	$24

Expenses:
Interest	8	8
Loss on derivative instruments, net	1	—
General and administrative	—	—

Total Expenses	9	8

Income before income taxes	16	16
Provision for income taxes	6	6

Net Income	$10	$10

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$10	$10
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on derivative instruments, net	1	—
Net change in other assets and other liabilities	(1)	(25)

Net cash provided by (used in) operating activities	10	(15)

Cash Flows from Investing Activities
Net repayments from Xerox Corporation	15	15

Net cash provided by investing activities	15	15

Cash Flows from Financing Activities
Cash payments on debt	(25)	—

Net cash used in financing activities	(25)	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in millions, unless other indicated)

(1) Basis of Presentation:

References herein to “we,” “us,” “our” and the “Company” refer to Xerox Credit Corporation unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed interim financial statements in accordance with the accounting policies described in our 2006 Annual Report on Form 10-K (“2006 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Financial Statements in conjunction with the financial statements included in our 2006 Annual Report.

In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

We engage in extensive intercompany transactions with Xerox Corporation (“XC” and together with its subsidiaries, “Xerox”) and receive all of our operational and administrative support from XC. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

(2) Income Taxes:

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect of adopting FIN 48. The total amount of unrecognized tax benefits as of the date of adoption was $2.

We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense. As of the date of adoption, interest and penalties accrued associated with unrecognized tax benefits were less than $1.

We are included within the consolidated XC US federal income tax return. XC is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005.

(3) Due to/from Xerox:

At March 31, 2007, demand loans to XC totaled $1,408 and the effective rate for the first quarter 2007 was 6.96%.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of income taxes as determined in accordance with our Tax Allocation Agreement with XC. Amounts payable to XC were $5 and $6 as of March 31, 2007 and December 31, 2006, respectively, and are reported in our Condensed Balance Sheets as Due to Xerox Corporation, net.

Intercompany cross-currency interest rate swaps with XC have net liability fair values of $21 and $22 as of March 31, 2007 and December 31, 2006, respectively and were netted against the demand loan balance.

(4) Subsequent Events:

On May 4, 2007, the Company provided notice of redemption for $25 of the Medium Term Notes due 2012. The notes are expected to be redeemed on June 5, 2007. A related charge of less than $1, primarily representing remaining deferred swap termination costs, will be recorded in interest expense in our second quarter 2007 operating results upon redemption. These notes have been reclassified to the current portion of notes payable consistent with our intent to redeem.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS—XEROX CREDIT CORPORATION

Earned income from the Master Demand Note, which represents a demand loan for accumulated cash transfers to XC, was $25 million and $24 million for the first quarters of 2007 and 2006, respectively, as interest rates and the average note balance were essentially flat between the two periods.

Interest expense was $8 million for the first quarters of 2007 and 2006, respectively as interest rates and average debt balances were essentially flat between the two periods.

The effective income tax rate was 37.5% and 39.1% for the first quarters of 2007 and 2006, respectively. The primary change in effective tax rates was due to changes in the applicable state tax rates and other items.

CAPITAL RESOURCES AND LIQUIDITY—XEROX CREDIT CORPORATION

Net cash provided by operating activities was $10 million for the first quarter of 2007 compared to $15 million used in the first quarter of 2006. The relative increase in cash flow of $25 million was primarily due to the absence of prior year first quarter income tax payments of $25 million associated with realized taxable gains from significant debt repayments in 2005.

Net cash provided by investing activities was $15 million for the three months ended March 31, 2007 and 2006, respectively. Cash provided by investing activities in 2007 consisted of an increase resulting from our collections on the demand note of $25 million used to repay debt, partially offset by a reduction of $10 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $25 million from interest on the demand loan, net of $15 million used for the payment of taxes and interest). Cash provided by investing activities in 2006 consisted of net repayments from Xerox of $15 million consisting of collections on the demand note of $39 million for the payment of taxes and interest, partially offset by additional loans to Xerox of $24 million from interest on the demand loan.

Net cash used in financing activities was $25 million for the first quarter of 2007, reflecting the payment of our 7.00% Medium Term Notes due 2012. No cash was used in or provided by financing activities for the first quarter of 2006.

As of March 31, 2007, we had $439 million of debt outstanding of which $279 million is due in 2007 and the remainder is due in 2012 and thereafter. We believe that the amounts due under the Master Demand Note with XC of $1.4 billion at March 31, 2007 will be sufficient to meet our remaining obligations as they mature.

Financial Risk Management

Given the limited nature of our operations, our exposures are limited to the interest rate and currency exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Currently, we hold debt of $254 million that is denominated in Japanese Yen and therefore we are exposed to changes in foreign currency exchange rates that could affect our results of operations and financial condition. However, these exposures are economically hedged with intercompany cross-currency interest rate swaps with XC. In addition, the debt that is denominated in Japanese Yen matures in June 2007. Our Master Demand Note with XC earns interest at a market rate.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCORPORATED BY REFERENCE WITHIN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007 FILED SEPARATELY WITH THE SEC.

Summary

Revenues

	Three Months Ended March 31,
(in millions)	2007	2006	Change
Equipment sales(1)	$931	$947	(2%)
Post sale and other revenue(2)	2,700	2,535	7%
Finance income	205	213	(4%)

Total Revenues	$3,836	$3,695	4%

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,707	$1,666
Less: Supplies, paper and other sales	(776)	(719)

Equipment sales	$931	$947

Service, outsourcing and rentals	$1,924	$1,816
Add: Supplies, paper and other sales	776	719

Post sale and other revenue	$2,700	$2,535

Memo: Color(3)	$1,423	$1,214

(1)	Equipment sales reflect the results of our technology investments and the associated product launches.

(2)

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

(3)	Color revenues represent a subset of total revenues.

First quarter 2007 total revenues grew 4% compared to the first quarter 2006. Currency had a 3-percentage point positive impact on total revenues in the quarter. Total revenues included the following:

•

7% increase in post sale and other revenue including a 3-percentage point benefit from currency. Growth in color products, DMO, global services and paper, more than offset a decline in light lens products.

•

6% increase in service, outsourcing, and rentals revenue of $1,924 million due to technical service revenue and global services growth. Supplies, paper, and other sales of $776 million grew 8% year-over-year due to supplies associated with strong color installations in previous periods and higher paper price levels.

•

2% decline in equipment sales, including a 2-percentage point benefit from currency. Strong install activity in office color multifunction and high-end production color were more than offset by overall price declines between 5% and 10% and declines in black-and-white products and color printers. More than two-thirds of the first quarter 2007 equipment sales were generated from products launched in the past 24 months.

•	17% growth in color revenue. Color revenue of $1,423 million comprised 37% of total revenue in the first quarter 2007 compared to 33% in the first quarter 2006, reflecting:
o	22% growth in color post sale and other revenue. Color represented 34% of post sale and other revenue in the first quarter 2007 versus 29% in the first quarter 2006.
o	9% growth in color equipment sales. Color sales represented 48% of total equipment sales in the first quarter 2007 versus 43% in the first quarter 2006.
o	29% growth in color pages. Color pages represented 11% of total pages in the first quarter 2007 versus 8% in the first quarter 2006.
•	4% decline in finance income including a 2-percentage point benefit from currency.

Net Income

First quarter 2007 net income of $233 million, or $0.24 per diluted share increased $33 million or $0.04 per diluted share from the first quarter 2006, primarily reflecting:

•	Gross profit increase of $72 million due to increased revenue of $141 million as well as an improvement in gross margin of 0.4-percentage points.
•	Reductions in R,D&E and SAG of $36 million due primarily to continued cost management efforts.
•	In addition, a decrease in equity income of $33 million including a $23 million charge for our share of a previously disclosed Fuji Xerox restructuring charge.

Capital Resources and Liquidity

The following table summarizes our cash flows and cash, cash equivalents and short-term investments as of and for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in millions)	2007	2006	Amount Change
Net cash provided by operating activities	$187	$147	$40
Net cash provided by investing activities	16	56	(40)
Net cash (used in) provided by financing activities	(390)	62	(452)
Effect of exchange rate changes on cash and cash equivalents	6	11	(5)

(Decrease) increase in cash and cash equivalents	(181)	276	(457)
Cash and cash equivalents at beginning of period	1,399	1,322	77

Cash and cash equivalents at end of period	1,218	1,598	(380)
Short-term investments	65	196	(131)

Total cash, cash equivalents and short-term investments	$1,283	$1,794	$(511)

Cash Flows from Operating Activities

Net cash provided by operating activities of $187 million in the first quarter 2007 increased $40 million from first quarter 2006 primarily due to the following:

•	$121 million increase in pre-tax income.
•	$25 million increase due to lower net tax payments primarily reflecting refunds received in 2007 of prior year estimated tax payments.
•	$71 million decrease due to higher inventories primarily associated with our 2007 product launches.
•	$17 million decrease due to a lower net run-off of finance receivables as the decline in new finance receivable originations has moderated over the past several years.
•	$16 million decrease due to higher accounts receivable as a result of an increase in revenues partially offset by a $29 million sale of receivables.

Cash Flows from Investing Activities

Net cash provided by investing activities of $16 million in the first quarter 2007 decreased $40 million from first quarter 2006 primarily due to the following:

•

$138 million decrease in proceeds from divestitures and investments, as 2006 included $117 million distribution related to the sale of investments held by Ridge Re and a $21 million distribution from the liquidation of our investment in Xerox Capital LLC.

•	$37 million decrease due to higher capital expenditures and internal use software.
•	$109 million increase primarily due to the absence of the first quarter 2006 $103 million escrow deposit relating to the MPI litigation.
•	$24 million increase in net proceeds from sales of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $390 million in the first quarter 2007. The decrease in cash of $452 million from first quarter 2006 was primarily due to the following:

•	$689 million decrease due to the absence of the net proceeds received from the March 2006 issuance of the 6.4% Senior Notes.
•	$100 million increase due to the first quarter 2006 payment of our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares.
•	$89 million increase due to lower first quarter 2007 net repayments on secured debt.
•	$14 million increase relating to the first quarter 2006 payment of preferred stock dividends. The conversion of our Series C Mandatory Convertible Preferred Stock occurred in the third quarter 2006.
•	$13 million increase due to lower purchases under our share repurchase program.
•	$10 million increase due to higher proceeds from the issuance of common stock, resulting from increases in exercised stock options.

Customer Financing Activities and Debt

The following represents our total finance assets associated with our lease and finance operations:

	March 31, 2007	December 31, 2006
Total Finance receivables, net (1)	$7,728	$7,844
Equipment on operating leases, net	492	481

Total Finance Assets, net	$8,220	$8,325

(1) Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

As of March 31, 2007, approximately 27% of total debt was secured by finance receivables and other assets compared to 29% at December 31, 2006. Our debt maturities are as follows:

	Unsecured Debt	Debt Secured by Finance Receivables	Other Secured Debt	Total Debt
Second Quarter	$303	$149	$3	$455
Third Quarter	3	188	3	194
Fourth Quarter	2	659	3	664
2007	308	996	9	1,313
2008	8	719	6	733
2009	1,058	101	5	1,164
2010	689	49	2	740
2011	802	10	—	812
Thereafter	2,188	1	3	2,192

Total	$5,053	$1,876	$25	$6,954

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

Our credit ratings as of March 31, 2007 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s Investors Service(1)	Baa3	Positive	The Moody’s rating was upgraded from Ba1 in November 2006. The outlook remains positive since being upgraded in November 2006.
Standard & Poors (“S&P”)(2)	BB+	Positive	The S&P rating was upgraded from BB- in March 2006 and the outlook was revised from stable to positive in January 2007. The rating was put on Credit Watch with positive implications on April 2, 2007.
Fitch Ratings(3)	BBB-	Stable	The Fitch rating was upgraded from BB+ in August 2006.

(1)

In November 2006, Moody’s upgraded the Senior Unsecured rating from Ba1 to Baa3, a one notch upgrade. Moody’s maintains a Positive Outlook on the credit. In conjunction with the upgrade to investment grade ratings for the senior unsecured debt, Moody’s has withdrawn all Loss Given Default assessments and Speculative Grade Liquidity ratings as they are only appropriate for non-investment grade issuers. Moody’s ratings upgrades also included: Senior unsecured shelf registration to Baa3 from Ba1; Trust preferred to Ba1 from Ba2; subordinated shelf registration to Ba1 from Ba2 and preferred shelf registration to Ba1 from Ba2. On April 2, 2007, Moody’s affirmed its ratings and positive outlook on Xerox, stating they are not affected by the Company’s potential acquisition of Global Imaging Systems.

(2)

In March 2006, S&P upgraded the Senior Unsecured and Corporate Credit rating from BB- to BB+, a two notch upgrade. At the same time, S&P revised its outlook from Positive to Stable on all associated ratings, affirmed the short-term speculative-grade rating at B-1 and upgraded the ratings on Subordinated debt from B to BB- and Preferred Stock from B- to B+. As a result of the rating change, S&P removed Xerox from Credit Watch in March 2006. In January 2007, S&P revised its outlook from Stable to Positive on all associated ratings. On April 2, 2007, S&P placed its ratings of Xerox on CreditWatch with positive implications, reflecting the announcement of the agreement in principal to acquire Global Imaging Systems. S&P stated further that following the completion of the acquisition the corporate credit rating would be raised to BBB- (an investment grade rating), with a stable outlook.

(3)

In August 2006, Fitch upgraded its debt ratings and assigned a stable outlook on Xerox. Fitch had upgraded the senior unsecured debt of Xerox from BB+ to BBB- and also upgraded the Trust Preferred securities from BB- to BB, both one notch upgrades. On April 2, 2007, Fitch affirmed Xerox’s ratings and stable outlook following Xerox’s announcement of an agreement in principal to acquire Global Imaging Systems.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. We are currently rated investment grade by Moody’s Investors Service and Fitch Ratings. As noted above, S&P has stated that upon the completion of the acquisition of Global Imaging Systems, it will raise our corporate credit rating to BBB-, an investment grade rating.

Agreement to Acquire Global Imaging Systems, Inc. (“Global Imaging”):

The agreement to acquire Global Imaging for $1.5 billion is an all-cash transaction and is structured as a two-step acquisition including a cash tender offer for all outstanding shares of Global Imaging common stock, followed by a cash merger in which we would acquire any remaining outstanding shares. We plan to fund the Global Imaging acquisition with a combination of cash on hand and by borrowing under our 2006 Credit Facility. We expect amounts borrowed under the 2006 Credit Facility will be paid down during the balance of 2007 using cash flows from operations. Although we intend to continue our share repurchase program, repurchases are expected to be at a slower rate for the remainder of 2007 as cash flows from operations are directed to repay borrowings for the Global Imaging acquisition.

Summary—Financial Flexibility and Liquidity:

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of March 31, 2007, total cash, cash equivalents and short-term investments was $1.3 billion and our borrowing capacity under our 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and outstanding letters of credit totaling $15 million. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment under SFAS No. 133. Certain of our derivatives do not qualify for hedge accounting but are effective as economic hedges of our inventory purchases and currency exposure. These derivative contracts are accounted for using the mark-to-market accounting method and accordingly are exposed to some level of volatility. Under this method, the contracts are carried at their fair value on our Condensed Consolidated Balance Sheets within Other assets and Other liabilities. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate market during the period. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

We enter into limited types of derivative contracts, including interest rate and cross currency interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage foreign currency exposures. Our primary foreign currency market exposures include the Japanese Yen, Euro, British Pound Sterling, Canadian Dollar and Brazilian Real. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk not recognized in our financial statements. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Some of our derivative and other material contracts at March 31, 2007 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM THE XEROX CORPORATION CURRENT REPORT ON FORM 8-K DATED APRIL 30, 2007 WHICH IS BEING INCLUDED HEREIN GIVEN ITS RELEVANCE TO XEROX CORPORATION’S LIQUIDITY.

On April 30, 2007, Xerox Corporation (“Xerox” or “we”) amended and restated its $1.25 billion unsecured revolving credit facility that was entered into in April 2006 (the “2006 Credit Facility”). The amended and restated facility, with affiliates of Citibank, N.A. and JPMorgan Chase Bank, N.A., as lead arrangers and bookrunners, and a group of lenders (the “2007 Credit Facility”), has been increased to $2 billion and includes a $300 million letter of credit subfacility. The 2007 Credit Facility also includes an accordion feature, which would allow us to increase from time to time, with willing lenders, the overall size of the facility to an aggregate amount not to exceed $2.5 billion. The 2007 Credit Facility matures on April 30, 2012, although we have the right to request a one year extension on each of the first and second anniversaries of the facility.

On April 30, 2007, Xerox also entered into a $1 billion interim bridge credit facility with Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and J. P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners, and a group of lenders (the “Interim Facility”, each of the “2007 Credit Facility” and the “Interim Facility” individually a “facility”, and collectively the “facilities”). The Interim Facility matures on April 28, 2008.

The proceeds of the facilities will be used to provide working capital for Xerox and its subsidiaries and for general corporate purposes.

Our obligations under the facilities are unsecured and are not guaranteed by any of our subsidiaries. However, if in the future any of our domestic subsidiaries guarantees any debt for money borrowed by Xerox of more than $100 million, that subsidiary is required to guaranty Xerox’s obligations under the facilities as well. In the event any of our subsidiaries borrows under the 2007 Credit Facility, its borrowings thereunder would be guaranteed by Xerox.

The facilities contain various conditions to borrowing, events of default and affirmative, negative and financial maintenance covenants, which are substantially identical to those included in the 2006 Credit Facility, which are described in our Annual Report on Form 10-K for the year ended December 31, 2006.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM THE XEROX CORPORATION CURRENT REPORT ON FORM 8-K DATED APRIL 30, 2007.

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

As of March 31, 2007, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

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

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of March 31, 2007, Xerox’s total cash, cash equivalents and short-term investments was $1.3 billion, and as of April 30, 2007, its borrowing capacity under its $2.0 billion 2007 Credit Facility and $1.0 billion 2007 Interim Bridge Credit Facility was approximately $2.985 billion, reflecting no outstanding borrowings and $15 million of letters of credit that have been utilized. Xerox also has funding available through various secured borrowing arrangements. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

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

XEROX CREDIT CORPORATION (Registrant)

Date: May 9, 2007	BY:	/S/ JOHN F. RIVERA
John F. Rivera Vice President, Treasurer and Chief Financial Officer

Exhibits

Exhibit 3	(a	)

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

Exhibit 31	(a	)	Certification of CEO Pursuant to Rule13a-14(a) or Rule15d-14(a).

	(b	)	Certification of CFO Pursuant to Rule13a-14(a) or Rule15d-14(a).

Exhibit 32			Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.