Form 10-Q
period 2007-06-30
XEROX CREDIT CORP
filed 2007-08-10
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of July 31, 2007
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and our 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CREDIT CORPORATION

Form 10-Q

June 30, 2007

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

PART I—FINANCIAL INFORMATION

Item 1

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions)

	June 30, 2007	December 31, 2006
ASSETS
Assets:
Note receivable - Xerox Corporation	$1,139	$1,422
Other assets	4	4

Total Assets	$1,143	$1,426

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$—	$277
Notes payable after one year	160	185
Due to Xerox Corporation, net	4	6
Other liabilities	4	4

Total Liabilities	168	472

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained Earnings	733	712

Total Shareholder’s Equity	975	954

Total Liabilities and Shareholder’s Equity	$1,143	$1,426

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earned Income from Xerox note receivable	$25	$27	$50	$51

Expenses:
Interest	6	9	14	17
Loss on derivative instruments, net	—	1	1	1
General and administrative	1	—	1	—

Total Expenses	7	10	16	18

Income before income taxes	18	17	34	33
Provision for income taxes	7	6	13	12

Net Income	$11	$11	$21	$21

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$21	$21
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on derivative instruments, net	1	1
Net change in other assets and other liabilities	(2)	(20)

Net cash provided by operating activities	20	2

Cash Flows from Investing Activities
Net repayments of loans from (to) Xerox Corporation	305	(2)

Net cash provided by (used in) investing activities	305	(2)

Cash Flows from Financing Activities
Cash payments on debt	(296)	—
Settlement of derivative instruments	(29)	—

Net cash used in financing activities	(325)	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

(1) Basis of Presentation:

References herein to “we,” “us,” “our” and the “Company” refer to Xerox Credit Corporation unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed interim financial statements in accordance with the accounting policies described in our 2006 Annual Report on Form 10-K (“2006 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Financial Statements in conjunction with the financial statements included in our 2006 Annual Report.

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

We are included within the consolidated XC US federal income tax return. XC is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

(3) Due to/from Xerox:

Demand loans to XC totaled $1,139 and the interest rate in effect at June 30, 2007 was 7.52%.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of income taxes as determined in accordance with our Tax Allocation Agreement with XC. Amounts payable to XC were $4 and $6 as of June 30, 2007 and December 31, 2006, respectively, and are reported in our Condensed Balance Sheets as Due to Xerox Corporation, net.

Intercompany cross-currency interest rate derivatives with XC had a net liability fair value of $22 as of December 31, 2006, and were netted against the demand loan balance. The intercompany derivatives were settled during June 2007 for $29 in conjunction with the repayment of our 2% Yen Denominated Medium Term Notes at maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS - XEROX CREDIT CORPORATION

Earned income from the Master Demand Note, which represents a demand loan for accumulated cash transfers to XC, was $25 million and $27 million for the second quarters of 2007 and 2006, respectively, and $50 million and $51 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in both periods primarily relates to a lower average note balance due to repayments by XC under the Master Demand Note that we subsequently used to repay third-party debt.

Interest expense was $6 million and $9 million for the second quarters of 2007 and 2006, respectively, and $14 million and $17 million for the six months ended June 30, 2007 and 2006, respectively. The decreases primarily relate to lower debt levels resulting from the repayment of maturing debt as well as early redemption of $50 million of our Medium Term Notes due in 2012.

The effective income tax rate was 37.3% and 37.5% for the second quarters of 2007 and 2006, respectively, and 37.4% and 38.3% for the six months ended June 30, 2007 and 2006, respectively. The changes in effective tax rates primarily reflect the changes in the applicable state tax rates.

CAPITAL RESOURCES AND LIQUIDITY - XEROX CREDIT CORPORATION

Net cash provided by operating activities was $20 million and $2 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash flow was primarily due to tax payments made in the prior year of $25 million associated with realized taxable gains on debt paid in 2005 partially offset by the timing of current year tax payments.

Net cash provided by investing activities was $305 million for the six months ended June 30, 2007 compared to $2 million used for the six months ended June 30, 2006. Cash provided by investing activities in 2007 consisted of an increase resulting from our collections on the demand note of $325 million used to repay debt and to settle intercompany derivatives, partially offset by a reduction of $20 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $50 million from interest on the demand loan, net of $30 million of collections for the payment of taxes and interest). Cash used in investing activities for the six months ended June 30, 2006 consisted of $51 million of additional loans to Xerox primarily from interest on the demand note that was partially offset by $49 million of collections on the demand note used for the payment of taxes and interest.

Net cash used in financing activities was $325 million for the six months ended June 30, 2007, reflecting the June 2007 debt payments of $246 million for our maturing 2.00% Yen denominated Medium Term Notes and $50 million for the early redemption of a portion of our Medium Term Notes due 2012 as well as $29 million for the settlement of intercompany derivatives economically hedging the Yen denominated debt. No cash was used in or provided by financing activities in 2006.

As of June 30, 2007, we had $160 million of debt outstanding all of which is due in 2012 and thereafter. We believe that the amounts due under the Master Demand Note from XC of $1.1 billion at June 30, 2007 will be sufficient to meet our remaining obligations as they mature.

Financial Risk Management

Given the limited nature of our operations, our exposures are limited to the interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a market rate.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007 FILED SEPARATELY WITH THE SEC.

Summary

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change
Equipment sales	$1,141	$1,109	3%	$2,072	$2,056	1%
Post sale and other revenue(1)	2,862	2,657	8%	5,562	5,192	7%
Finance income	205	211	(3)%	410	424	(3)%

Total Revenues	$4,208	$3,977	6%	$8,044	$7,672	5%

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,976	$1,882		$3,683	$3,548
Less: Supplies, paper and other sales	(835)	(773)		(1,611)	(1,492)

Equipment sales	$1,141	$1,109		$2,072	$2,056

Service, outsourcing and rentals	$2,027	$1,884		$3,951	$3,700
Add: Supplies, paper and other sales	835	773		1,611	1,492

Post sale and other revenue	$2,862	$2,657		$5,562	$5,192

Memo: Color(2)	$1,531	$1,364		$2,954	$2,578

(1)

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

(2)	Color revenues represent a subset of total revenues and exclude GIS revenues.

Second quarter 2007 total revenues grew 6% compared to the second quarter 2006. Our consolidated results include the results of Global Imaging Systems (“GIS”) since May 9, 2007, the effective date of the acquisition. When including GIS in our 2006 results3, second quarter 2007 total revenue grew 1%. Currency had a 2-percentage point positive impact on total revenues in the quarter. Total revenues included the following:

•

7% increase in post sale, financing and other revenue, or 4% including GIS in our 2006 results[3]. This included a 2-percentage point benefit from currency. Growth in GIS, color products, DMO, document management services and paper more than offset a decline in black-and-white digital office revenue and light lens products.

•

8% increase in service, outsourcing, and rentals revenue to $2,027 million reflected the inclusion of GIS, growth in technical service and document management services revenue. Supplies, paper, and other sales of $835 million grew 8% year-over-year due to the inclusion of GIS, growth in DMO and increased paper revenue.

•

3% increase in equipment sales revenue, or 4% decrease including GIS in our 2006 results[3]. This included a 2-percentage point benefit from currency. Growth in office color multifunction and production color install activity was more than offset by overall price declines between 5% and 10%, declines in production black-and-white products and color printers, as well as an increased proportion of equipment installed under operating lease contracts where revenue is recognized over-time in post sale. More than two-thirds of the second quarter 2007 equipment sales were generated from products launched in the past 24 months.

•	12% growth in color revenue[2]. Color revenue of $1,531 million comprised 38% of total revenue in the second quarter 2007, excluding GIS, compared to 34% in the second quarter 2006[4], reflecting:

•	17% growth in color post sale and other revenue. Color represented 34% of post sale and other revenue in the second quarter 2007, excluding GIS, versus 31% in the second quarter 2006[4].

•	5% growth in color equipment sales revenue. Color sales represented 48% of total equipment sales in the second quarter 2007, excluding GIS, versus 44% in the second quarter 2006[4].

Total revenues for the six months ended June 30, 2007 increased 5% compared to the prior year period, or 3% including GIS in our 2006 results3. Currency had a 3-percentage point positive impact on total revenues. Total revenues included the following:

•

6% increase in post sale, financing and other revenue, or 5% including GIS in our 2006 results[3]. This included a 2-percentage point benefit from currency. Growth in GIS, color products, DMO, and paper more than offset a decline in black-and-white digital office and light lens products.

•

7% increase in service, outsourcing, and rentals revenue to $3,951 million reflected the inclusion of GIS as well as growth in technical service and document management services revenue. Supplies, paper, and other sales of $1,611 million grew 8% year-over-year due to the inclusion of GIS as well as growth in DMO, increased paper revenue and increased supplies associated with strong color installations in previous periods.

•

1% increase in equipment sales, or a decrease of 3% including GIS in our 2006 results[3] . This included a 2-percentage point benefit from currency. Growth in GIS equipment sales as well as in office color multifunction and high-end production color install activity was more than offset by overall price declines between 5% and 10%, an increased proportion of equipment installed under operating lease contracts, declines in production black-and-white products and color printers.

•

15% growth in color revenue[2]. Color revenue of $2,954 million comprised 38% of total revenue during the six months ended June 30, 2007, excluding GIS, compared to 34% in the six months ended June 30, 2006[4], reflecting:

•	19% growth in color post sale and other revenue. Color represented 34% and 30% of post sale and other revenue, excluding GIS, in the six months ended June 30, 2007 and 2006, respectively.

•	7% growth in color equipment sales. Color sales represented 48% and 43% of total equipment sales, excluding GIS, in the six months ended June 30, 2007 and 2006[4], respectively.

•	29% growth in color pages. Color pages represented 12% of total pages, excluding GIS, during the six months ended June 30, 2007 versus 9% in corresponding period of 2006[4].

(3)

The percentage point impacts from GIS reflect the revenue growth year over year after including GIS’ estimated results from May 9th through June 30th in 2006. See page 36 for an explanation of this non-GAAP measure.

(4)

For the three and six months ended June 30, 2007, total color, color post sale and other, and color equipment sales revenues comprised 36%, 33% and 45%, respectively, and 37%, 33% and 46%, respectively, if calculated on total, total post sale and other, and total equipment sales revenues, including GIS. GIS is excluded from the ratios presented, as the breakout of the information required to make this computation for all periods is not available.

Net Income

Second quarter 2007 net income of $266 million, or $0.28 per diluted share, increased $6 million or $0.02 per diluted share from the second quarter 2006.

Second quarter 2006 net income of $260 million, or $0.26 per diluted share, included a $46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits, as well as restructuring charges of $36 million ($25 million after-tax) and a $13 million charge ($9 million after-tax) for the write-off of remaining unamortized deferred debt issuance costs as a result of the termination of our 2003 Credit Facility.

Net income for the six months ended June 30, 2007 of $499 million, or $0.52 per diluted share, increased $39 million, or $0.06 per diluted share, from the six months ended June 30, 2006 primarily reflecting:

•	Gross profit increase of $134 million due to increased revenue of $372 including the addition of GIS.

•

Reductions of $55 million in restructuring and asset impairment charges and Other expenses, net as the prior year includes restructuring charges of $36 million ($25 million after-tax) and a $13 million charge ($9 million after-tax) from the write-off of the remaining unamortized deferred debt issuance costs as a result of the termination of our 2003 Credit Facility.

•

Higher income tax expense of $109 million due to higher pre-tax income as well as 2006 including a $46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits and a $24 million after-tax benefit from the resolution of certain tax matters associated with our 1999-2003 Internal Revenue Service (“IRS”) audit.

•	A decrease in equity income of $23 million attributable to a $23 million charge in the first quarter of 2007 for our share of a Fuji Xerox restructuring charge.

Capital Resources and Liquidity

The following table summarizes our cash flows and cash, cash equivalents and short-term investments as of and for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
(in millions)	2007	2006	Amount Change
Net Cash provided by operating activities	$575	$367	$208
Net Cash (used in) provided by investing activities	(1,528)	68	(1,596)
Net Cash provided by (used in) financing activities	387	(797)	1,184
Effect of exchange rate changes on cash and cash equivalents	17	22	(5)

Decrease in cash and cash equivalents	(549)	(340)	(209)
Cash and cash equivalents at beginning of period	1,399	1,322	77

Cash and cash equivalents at end of period	850	982	(132)
Short-term investments	20	199	(179)

Total cash, cash equivalents and short-term investments	$870	$1,181	$(311)

Cash Flows from Operating Activities

Net cash provided by operating activities of $575 million for the six months ended June 2007 increased $208 million from the six months ended June 2006 primarily due to the following:

•	$131 million increase in pre-tax income before restructuring charges.

•	$226 million increase due to a pension plan contribution made in the second quarter of 2006 that was not repeated in the second quarter 2007.

•	$103 million decrease primarily due to a reduction in accounts payable based on timing of payments to suppliers.

•	$32 million decrease due to higher installs of equipment recorded as equipment on operating leases.

•	$4 million decrease due to higher accounts receivable, reflecting our increased revenue partially offset by a $57 million sale of receivables in second quarter 2007.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,528 million for the six months ended June 2007. The decrease in cash flow of $1,596 million from the six months ended June 2006 was primarily due to the following:

•	$1,530 million decrease due to the acquisition of GIS.

•

$150 million decrease primarily as a result of a $119 million 2006 distribution related to the sale of investments held by Ridge Re and a $21 million distribution from the liquidation of our investment in Xerox Capital LLC in 2006.

•	$54 million decrease due to higher capital expenditures and internal use software.

•	$73 million increase due to higher net proceeds from sales of short-term investments as we continue to liquidate our portfolio of such investments.

•

$62 million increase in escrow and restricted investments primarily due to 2006 including a $103 million escrow deposit related to the MPI litigation matter, partially offset by lower net releases of restricted cash in 2007.

Cash Flows from Financing Activities

Net cash provided by financing activities was $387 million for the six months ended June 2007. The increase in cash flow of $1,184 million from the six months ended June 2006 was primarily due to the following:

•	$657 million increase due to lower net repayments of secured financing.

•

$205 million increase due to higher net cash proceeds from unsecured debt. This reflects the May 2007 issuance of the $1.1 billion Senior Notes, as compared to the March 2006 issuance of the $700 million Senior Notes, partially offset by higher net repayments on all other unsecured debt in 2007 as compared to 2006.

•	$174 million increase due to lower purchases under our share repurchase program.

•	$100 million increase due to the first quarter 2006 payment of our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares.

•	$29 million increase relating to the 2006 payment of preferred stock dividends. The conversion of our Series C Mandatory Convertible Preferred Stock occurred in the third quarter 2006.

•	$23 million increase due to higher proceeds from the issuance of common stock from increases in exercised stock options.

Customer Financing Activities and Debt

The following represents our total finance assets associated with our lease and finance operations (in millions):

	June 30, 2007	December 31, 2006
Total Finance receivables, net (1)	$7,731	$7,844
Equipment on operating leases, net	530	481

Total Finance Assets, net	$8,261	$8,325

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

Refer to Note 14-Subsequent Events in the Condensed Consolidated Financial Statements for information related to our DLL Joint Venture and the termination of certain secured financing programs with GE.

As of June 30, 2007, approximately 22% of total debt was secured by finance receivables and other assets compared to 29% at December 31, 2006.

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

Our credit ratings as of June 30, 2007 were as follows:

	Senior Unsecured Debt	Outlook	Comments

Moody’s Investors Service(1)	Baa3	Positive	The Moody’s rating was upgraded from Ba1 in November 2006. Moody’s affirmed the positive outlook on April 2, 2007.

Standard & Poors (“S&P”)(2)	BBB-	Stable	The S&P rating was upgraded from BB+ to investment grade, BBB-, in May 2007. Outlook is stable.

Fitch Ratings(3)	BBB-	Stable	The Fitch rating was upgraded from BB+ in August 2006. The stable outlook was affirmed on April 2, 2007.

(1)

In November 2006, Moody’s upgraded the Senior Unsecured rating from Ba1 to Baa3, a one notch upgrade. Moody’s maintains a Positive Outlook on the credit. In conjunction with the upgrade to investment grade ratings for the senior unsecured debt, Moody’s has withdrawn all Loss Given Default assessments and Speculative Grade Liquidity ratings as they are only appropriate for non-investment grade issuers. Moody’s ratings upgrades also included: Senior unsecured shelf registration to Baa3 from Ba1; Trust preferred to Ba1 from Ba2; subordinated shelf registration to Ba1 from Ba2 and preferred shelf registration to Ba1 from Ba2. On April 2, 2007, Moody’s affirmed its ratings and positive outlook on Xerox, stating they are not affected by our acquisition of GIS.

(2)

In May 2007, S&P upgraded the Senior Unsecured and Corporate Credit ratings from BB+ to BBB-, investment grade, with a stable outlook. At the same time, S&P upgraded the ratings on Subordinated debt from BB- to BB+ and Preferred Stock from B+ to BB. The ratings upgrade followed our announcement that we completed our tender offer for GIS.

(3)

In August 2006, Fitch upgraded its debt ratings and assigned a stable outlook on Xerox. Fitch had upgraded the senior unsecured debt of Xerox from BB+ to BBB- and also upgraded the Trust Preferred securities from BB- to BB, both one notch upgrades. On April 2, 2007, Fitch affirmed Xerox’s ratings and stable outlook following Xerox’s announcement of an agreement in principal to acquire GIS.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. We are currently rated investment grade by Moody’s Investors Service, S&P and Fitch Ratings.

Acquisition of GIS:

Refer to Note 3-Acquisition of GIS in the Condensed Consolidated Financial Statements for additional information regarding this acquisition.

The acquisition of GIS resulted in an increase in our minimum operating lease commitments reported in our 2006 Annual Report on Form 10-K of approximately $65 million.

2007 Credit Facility:

In April 2007, we amended and restated our $1.25 billion unsecured revolving credit facility that was originally entered into in April 2006 (the “2006 Credit Facility”). The amended and restated facility (the “2007 Credit Facility”) increased the maximum amount available for borrowing to $2 billion and includes a $300 million letter of credit subfacility. Refer to Note 10-Debt in the Condensed Consolidated Financial Statements for additional information regarding the amendment.

2012 Senior Notes:

In May 2007, we issued $1.1 billion of Senior Notes due 2012. Refer to Note 10-Debt in the Condensed Consolidated Financial Statements for additional information regarding these notes.

Summary—Financial Flexibility and Liquidity:

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of June 30, 2007, total cash, cash equivalents and short-term investments was $870 million and our borrowing capacity under our 2007 Credit Facility was $1.575 billion, reflecting outstanding borrowings of $410 million and $15 million of letters of credit that have been utilized. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative and other material contracts at June 30, 2007 may require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Non-GAAP Financial Measures

We reported our financial results in accordance with generally accepted accounting principles (“GAAP”). In addition, we discussed our results for the three and six months ended June 30, 2007 and 2006 using non-GAAP financial measures. Management believes these measures give investors an additional perspective of revenue trends, as well as the impact of the acquisition of GIS to the Company. To understand these trends in the business, we believe that it is helpful to adjust revenue to determine the impact of the acquisition of GIS to include GIS’ estimated revenue for the comparable 2006 period to determine the impact on revenue growth rates. We refer to this adjusted growth as “adjusted revenue” in the following reconciliation table. Management believes that these non-GAAP financial measures can provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, our reported results prepared in accordance with GAAP. A reconciliation of these non-GAAP financial measures and the most directly comparable financial measures calculated and presented in accordance with GAAP is as follows:

	Three Months Ended June 30,
(in millions)	2007	2006	% Change
Equipment Sales:
As Reported	$1,141	$1,109	3%
As Adjusted	$1,141	$1,194	(4)%
Post Sale, Financing & Other Revenue:
As Reported	$3,067	$2,868	7%
As Adjusted	$3,067	$2,957	4%
Total Revenues:
As Reported	$4,208	$3,977	6%
As Adjusted	$4,208	$4,151	1%

	Six Months Ended June 30,
(in millions)	2007	2006	% Change
Equipment Sales:
As Reported	$2,072	$2,056	1%
As Adjusted	$2,072	$2,141	(3)%
Post Sale, Financing & Other Revenue:
As Reported	$5,972	$5,616	6%
As Adjusted	$5,972	$5,705	5%
Total Revenues:
As Reported	$8,044	$7,672	5%
As Adjusted	$8,044	$7,846	3%

Revenue As Adjusted adds GIS’ estimated results for the period from May 9th through June 30th in 2006 to our 2006 reported revenue.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007.

Item 4T.	Controls and Procedures

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

As of June 30, 2007, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

Xerox Corporation’s operating results and liquidity have improved over the last several years which further mitigate realizability risk of our Master Demand Note. Specifically, Xerox Corporation’s net income was $1.21 billion, $978 million and $859 million for the years ended December 31, 2006, 2005 and 2004, respectively. Operating cash flows of Xerox Corporation were $1.62 billion, $1.42 billion and $1.75 billion for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, Xerox Corporation’s credit ratings were upgraded to investment grade by Moody’s and Fitch during 2006 and by Standard & Poors during 2007.

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of June 30, 2007, Xerox’s total cash, cash equivalents and short-term investments was $870 million, and its borrowing capacity under its 2007 Credit Facility was approximately $1.575 billion, reflecting outstanding borrowings of $410 million and $15 million of letters of credit that have been utilized. Xerox also has funding available through various secured borrowing arrangements. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

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

XEROX CREDIT CORPORATION
(Registrant)

Date: August 10, 2007	BY:	/s/ John F. Rivera
John F. Rivera
Vice President, Treasurer and Chief Financial Officer

Exhibits

Exhibit 3	(a)

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