Form 10-Q
period 2007-09-30
XEROX CREDIT CORP
filed 2007-11-02
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-8133

XEROX CREDIT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	06-1024525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 4505 45 Glover Avenue Norwalk, Connecticut	06856-4505
(Address of principal executive offices)	(Zip Code)

(203) 968-3000

(Registrant’s telephone number, including area code)

100 First Stamford Place

Stamford, Connecticut 06904

(Former address)

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

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of October 31, 2007
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and our 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CREDIT CORPORATION

Form 10-Q

September 30, 2007

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

PART I—FINANCIAL INFORMATION

Item 1

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions)

ASSETS

	September 30, 2007	December 31, 2006
Assets:
Note receivable—Xerox Corporation	$1,147	$1,422
Other assets	4	4

Total Assets	$1,151	$1,426

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$—	$277

Notes payable after one year	160	185
Due to Xerox Corporation, net	3	6
Other liabilities	2	4

Total Liabilities	165	472

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained Earnings	744	712

Total Shareholder’s Equity	986	954

Total Liabilities and Shareholder’s Equity	$1,151	$1,426

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Earned Income from Xerox note receivable	$20	$27	$70	$78
Expenses:
Interest	3	8	17	25
Loss on derivative instruments, net	—	2	1	3
General and administrative	—	—	1	—

Total Expenses	3	10	19	28

Income before income taxes	17	17	51	50
Provision for income taxes	6	7	19	19

Net Income	$11	$10	$32	$31

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$32	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on derivative instruments, net	1	3
Net change in other assets and other liabilities	(5)	(24)

Net cash provided by operating activities	28	10

Cash Flows from Investing Activities
Net repayments of loans from (to) Xerox Corporation	297	(10)

Net cash provided by (used in) investing activities	297	(10)

Cash Flows from Financing Activities
Cash payments on debt	(296)	—
Settlement of derivative instruments	(29)	—

Net cash used in financing activities	(325)	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

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

(3) Due to/from Xerox:

Demand loans to XC totaled $1,147 and the interest rate in effect at September 30, 2007 was 6.69%.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of income taxes as determined in accordance with our Tax Allocation Agreement with XC. Amounts payable to XC were $3 and $6 as of September 30, 2007 and December 31, 2006, respectively, and are reported in our Condensed Balance Sheets as Due to Xerox Corporation, net.

Intercompany cross-currency interest rate derivative instruments with XC had a net liability fair value of $22 as of December 31, 2006, and were netted against the demand loan balance. The intercompany derivative instruments were settled in June 2007 for $29 in conjunction with the repayment of our 2% Yen Denominated Medium Term Notes at maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

RESULTS OF OPERATIONS—XEROX CREDIT CORPORATION

Earned income from the Master Demand Note, which represents a demand loan for accumulated cash transfers to XC, was $20 million and $27 million for the third quarters of 2007 and 2006, respectively, and $70 million and $78 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in both periods primarily relates to a lower average note balance due to repayments by XC under the Master Demand Note that we subsequently used to repay third-party debt.

Interest expense was $3 million and $8 million for the third quarters of 2007 and 2006, respectively, and $17 million and $25 million for the nine months ended September 30, 2007 and 2006, respectively. The decreases primarily relate to lower debt levels resulting from the repayment of maturing debt as well as early redemption of $50 million of our Medium Term Notes due in 2012.

The effective income tax rate was 37.4% and 37.5% for the third quarters of 2007 and 2006, respectively, and 37.4% and 38.0% for the nine months ended September 30, 2007 and 2006, respectively. The changes in effective tax rates primarily reflect the changes in the applicable state tax rates.

CAPITAL RESOURCES AND LIQUIDITY—XEROX CREDIT CORPORATION

Net cash provided by operating activities was $28 million and $10 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash flow was primarily due to tax payments made in the prior year of $25 million associated with realized taxable gains on debt paid in 2005 partially offset by the timing of current year tax payments.

Net cash provided by investing activities was $297 million for the nine months ended September 30, 2007 compared to $10 million used for the nine months ended September 30, 2006. Cash provided by investing activities in 2007 consisted of collections on the demand note of $325 million used to repay debt and to settle intercompany derivatives, partially offset by a reduction of $28 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $70 million from interest on the demand loan, net of $42 million of collections primarily for the payment of taxes and interest). Cash used in investing activities for the nine months ended September 30, 2006 consisted of $78 million of additional loans to Xerox from interest on the demand note that was partially offset by $68 million of collections on the demand note primarily for the payment of taxes and interest.

Net cash used in financing activities was $325 million for the nine months ended September 30, 2007, reflecting the June 2007 debt payments of $246 million for our maturing 2.00% Yen denominated Medium Term Notes and $50 million for the early redemption of a portion of our Medium Term Notes due 2012 as well as $29 million for the settlement of intercompany derivative instruments economically hedging the Yen denominated debt. No cash was used in or provided by financing activities in 2006.

As of September 30, 2007, we had $160 million of debt outstanding all of which is due in 2012 and thereafter. We believe that the amounts due under the Master Demand Note from XC of $1.1 billion at September 30, 2007 will be sufficient to meet our remaining obligations as they mature.

Financial Risk Management

Given the limited nature of our operations, our exposures are limited to the interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a market rate.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007 FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

The following table summarizes our cash flows and cash, cash equivalents and short-term investments as of and for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
(in millions)	2007	2006	Amount Change
Net cash provided by operating activities	$861	$897	$(36)
Net cash used in investing activities	(1,602)	(127)	(1,475)
Net cash provided by (used in) financing activities	144	(778)	922
Effect of exchange rate changes on cash and cash equivalents	46	22	24

(Decrease) increase in cash and cash equivalents	(551)	14	(565)
Cash and cash equivalents at beginning of period	1,399	1,322	77

Cash and cash equivalents at end of period	848	1,336	(488)
Short-term investments	—	120	(120)

Total cash, cash equivalents and short-term investments	$848	$1,456	$(608)

Cash Flows from Operating Activities

Net cash provided by operating activities of $861 million for the nine months ended September 2007 decreased $36 million from the nine months ended September 2006 primarily due to the following:

•	$251 million increase in pre-tax income before restructuring.
•

$124 million decrease due to higher accounts receivable primarily reflecting increased revenue as well as the timing of collections. The third quarter 2007 also included a $64 million sale of receivables.

•	$87 million decrease primarily due to a reduction in accounts payable based on timing of payments.
•	$73 million decrease due to lower net run-off of finance receivables.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,602 million for the nine months ended September 2007. The decrease in cash flow of $1,475 million from the nine months ended September 2006 was primarily due to the following:

•	$1,382 million decrease due to $1,531 million acquisition of GIS in 2007 as compared to $175 million acquisition of Amici LLC in 2006.
•

$153 million decrease primarily as a result of a $119 million 2006 distribution related to the sale of investments held by Ridge Re and a $21 million distribution from the liquidation of our investment in Xerox Capital LLC in 2006.

•	$64 million decrease due to higher capital and internal use software expenditures in 2007.
•	$116 million increase due to a reduction in escrow and restricted investments in 2007, as 2006 included a $103 million escrow deposit related to the MPI litigation matter.

Cash Flows from Financing Activities

Net cash provided by financing activities was $144 million for the nine months ended September 2007. The increase in cash flows of $922 million from the nine months ended September 2006 was primarily due to the following:

•

$569 million increase due to higher net cash proceeds from unsecured debt. This reflects the May 2007 issuance of the $1.1 billion Senior Notes, as well as, the issuances of two zero coupon bonds in 2007 resulting in net proceeds of approximately $400 million and lower repayments on other unsecured debt in 2007 as compared to 2006. These higher net proceeds were partially offset by the March 2006 issuance of the $700 million Senior Notes and the August 2006 issuances of an additional $650 million of Senior Notes.

•	$188 million increase due to lower purchases under our share repurchase program.
•	$100 million increase due to the first quarter 2006 payment of our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares.
•	$43 million increase relating to the 2006 payment of preferred stock dividends. The conversion of our Series C Mandatory Convertible Preferred Stock occurred in the third quarter of 2006.
•	$36 million increase due to lower net repayments of secured financing.

Customer Financing Activities and Debt

The following represents our total finance assets associated with our lease and finance operations:

	September 30,	December 31,
	2007	2006
Total Finance receivables, net (1)	$7,848	$7,844
Equipment on operating leases, net	553	481

Total Finance Assets, net	$8,401	$8,325

(1) Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

As of September 30, 2007, approximately 11% of total debt was secured by finance receivables and other assets compared to 29% at December 31, 2006.

In July 2007, we gave notice to GE and repaid the outstanding £293 million (U.S. $593 million) loan under the U.K. secured funding program using a combination of the proceeds from our July $300 million private placement (refer to Note 10-Debt in the Condensed Consolidated Financial Statements) a $75 million borrowing under our 2007 Credit Facility and cash on hand. In July 2007, we also delivered notice to GE to terminate our secured borrowing program in Canada effective July 31, 2008.

In July 2007, we completed a transaction with De Lage Landen (“DLL”) to purchase their 51% ownership interest in our lease financing joint venture in the Netherlands (the “DLL Joint Venture”) for approximately $25 million. In connection with the purchase, the secured borrowings to DLL of approximately $153 million were repaid and the related finance receivables are no longer encumbered. To fund the purchase and repayment we borrowed approximately $161 million of unsecured debt due July 1, 2008. Other than the repayment of the secured debt and the borrowing under a new unsecured bank facility, the effects from this transaction were immaterial as the DLL Joint Venture continues to be consolidated in our financial statements.

Refer to Note 14-Subsequent Events in the Condensed Consolidated Financial Statements for information related to our secured warehousing facility in France.

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

Our credit ratings as of September 30, 2007 were as follows:

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

(1)

In November 2006, Moody’s upgraded the Senior Unsecured rating from Ba1 to Baa3, a one notch upgrade. Moody’s maintains a Positive Outlook on the credit. In conjunction with the upgrade to investment grade ratings for the senior unsecured debt, Moody’s has withdrawn all Loss Given Default assessments and Speculative Grade Liquidity ratings as they are only appropriate for non-investment grade issuers. Moody’s ratings upgrades also included: Senior unsecured shelf registration to Baa3 from Ba1; Trust preferred to Ba1 from Ba2; subordinated shelf registration to Ba1 from Ba2 and preferred shelf registration to Ba1 from Ba2. On April 2, 2007, Moody’s affirmed its ratings and positive outlook on Xerox, stating they are not affected by our acquisition of GIS. On October 25, 2007 Moody’s placed Xerox on review for a possible upgrade.

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

2007 Debt Activity:

In addition to the repayments of secured debt totaling $1.2 billion and related refinancing thereof noted above, the following is a summary of our debt activity in 2007:

•	amended and restated our $1.25 billion unsecured revolving credit facility in April (now $2 billion);
•	issued $1.1 billion of Senior Notes due 2012 in May; and
•	issued $400 million of zero coupon bonds in private placement transactions in July/August.

For more details on these transactions, see Note 10-Debt in the Condensed Consolidated Financial Statements.

Summary—Financial Flexibility and Liquidity:

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of September 30, 2007, total cash and cash equivalents was $848 million and our borrowing capacity under our 2007 Credit Facility was $1.3 billion, reflecting outstanding borrowings of $700 million. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative and other material contracts at September 30, 2007 may require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007.

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

As of September 30, 2007, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

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

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of September 30, 2007, Xerox’s total cash and cash equivalents was $848 million, and its borrowing capacity under its 2007 Credit Facility was approximately $1.3 billion, reflecting outstanding borrowings of $700 million. Xerox also has funding available through various secured borrowing arrangements. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

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

XEROX CREDIT CORPORATION (Registrant)

Date: November 2, 2007	BY:	/s/ John F. Rivera
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