Form 10-K
period 2007-12-31
XEROX CREDIT CORP
filed 2008-02-29
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number: 1-8133

XEROX CREDIT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	06-1024525
(State of incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 4505, 45 Glover Avenue, Norwalk, CT	06856-4505
(Address of principal executive offices)	(Zip Code)

(203) 968-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
7.20% Notes due 2012	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No:  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No:  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☒    Smaller reporting company:  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2007 was: $0

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of January 31, 2008
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”).

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

We are a limited purpose entity, engaged until 2001 in the purchase of long-term contracts receivable from XC which arose from third-party installment sales and lease contracts originated by the domestic operations of XC. We historically funded such purchases by debt raised in capital markets offerings. In 2001, we ceased purchasing contracts receivable from XC. Since then, our portfolio of contracts has run off as amounts under the contracts were collected or the contracts receivable were sold back to XC.

As of December 31, 2007, our sole monetary asset is a Master Demand Note from XC, which represents a demand loan for accumulated cash transfers to XC. We will demand repayment of amounts loaned to XC under the Master Demand Note to the extent necessary to repay our maturing debt obligations, fund our operations, or for such other purposes that we determine appropriate.

Our remaining operating activities consist of servicing our third-party debt, which consisted of $160 million as of December 31, 2007. Our debt maturities range from 2012 through 2018. We have no current intention to pay any dividends.

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

As of December 31, 2007, our sole monetary asset is the Master Demand Note from XC. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

Xerox’s operating results and liquidity have improved over the last several years which further mitigate the realizability risk of our Master Demand Note. Specifically, Xerox’s net income was $1.14 billion, $1.21 billion and $978 million for the years ended December 31, 2007, 2006 and 2005, respectively. Operating cash flows of Xerox were $1.87 billion, $1.62 billion and $1.42 billion for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, XC’s credit ratings have substantially improved over the past several years. XC is currently rated investment grade by all major rating agencies.

Xerox’s liquidity is a function of its ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of December 31, 2007, Xerox’s total cash and cash equivalents was $1.1 billion, and its borrowing capacity under its 2007 Credit Facility was $1.4 billion, reflecting $600 million of outstanding borrowings. Xerox also has funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”). Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any facilities. Our principal executive offices in Norwalk, Connecticut, which consist of approximately 500 square feet of office space, are leased. These facilities are deemed adequate by management.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Required.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Because we are a wholly owned subsidiary, there is no market for our common shares. There were no dividends declared during the five years ended December 31, 2007. There were no repurchases of our common shares during the period covered by this Report.

Item 6.	Selected Financial Data

Not Required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Due to the fact that our liquidity is dependent upon the liquidity of XC, this Item 7 includes excerpts from XC’s MD&A, which is presented separately from our own. Certain matters discussed in the excerpts of XC’s MD&A will relate to events and transactions that do not directly affect our liquidity.

RESULTS OF OPERATIONS

Refer to Item 1 of this Form 10-K for a description of our operating activities. Earned income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the Master Demand Note, based on established interest rates. 2005 contracts receivable income represents income earned under receivables we originally purchased from XC.

Total earned income, consisting of income from the Master Demand Note and contracts receivable income, was $88 million, $103 million and $119 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Earned income from the Master Demand Note was $88 million, $103 million and $117 million for the three years ended December 31, 2007, 2006 and 2005 respectively. The decrease in earned income in 2007 from 2006 primarily relates to a lower average Master Demand Note balance due to net repayments by XC of $287 million used to repay maturing and other debt and settle intercompany derivatives. The decrease in earned income in 2006 from 2005 was primarily due to a lower average Master Demand Note balance due to net repayments of $869 million by XC in 2005 (most of which was repaid in June 2005) that we used to repay our maturing debt, partially offset by higher interest rates.

There was no contract receivable income in 2007 or 2006 as all receivables were either collected or resold to XC by June 2005. Contracts receivable income was $2 million for the year ended December 31, 2005.

Interest expense was $19 million, $29 million and $44 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in 2007 and 2006 from the prior year amounts reflected lower average debt levels primarily as a result of regularly scheduled payments as well as our 2007 early redemption of $50 million Medium Term Notes due 2012. There were $296 million and $999 million of third party debt payments in 2007 and 2005, respectively, and no payments in 2006, as described in the capital resources and liquidity section below. We have not issued any new debt since 2001.

The mark-to-market valuation of interest rate derivatives and remeasurement of Yen denominated debt resulted in net losses of $1 million, $3 million and $5 million in 2007, 2006 and 2005, respectively. The net losses were primarily due to changes in interest rates over the period. Our intercompany derivative instruments were settled in June 2007 for $29 million in conjunction with the repayment of our 2% Yen denominated Medium Term Notes at maturity.

Our effective income tax rates were 37.3%, 38.3% and 37.3% in 2007, 2006 and 2005 respectively, all reflective of the U.S. statutory rate of 35% and state income taxes.

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

Net cash provided by operating activities was $38 million in 2007 compared to $23 million in 2006 and $48 million in 2005. The increase in cash provided by operating activities in 2007 from 2006 was primarily due to lower tax payments in 2007 of $22 million primarily due to the absence of prior year payments associated with realized taxable gains from the 2005 repayment of debt, as well as a reduction in interest paid of $8 million on lower average debt balances. The increases were partially offset by lower earned income of $15 million. The decrease in cash provided by operating activities in 2006 from 2005 was due to the 2006 increased tax payments of $27 million primarily associated with realized taxable gains from the 2005 repayment of debt and by lower earned income of $16 million partially offset by a reduction in interest paid of $18 million on lower average debt balances.

Net cash provided by investing activities was $287 million in 2007, compared to net cash used in investing activities of $23 million in 2006 and net cash provided by investing activities of $951 million in 2005. Cash provided by investing activities for the year ended December 31, 2007 consisted of collections on the demand note of $325 million used to repay maturing and other debt and to settle intercompany derivatives, partially offset by a reduction of $38 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $88 million from interest on the demand loan, net of $50 million of collections primarily for the payment of taxes and interest). Cash used in investing for the year ended December 31, 2006 consisted of $103 million of additional loans to Xerox from interest on the demand note, partially offset by $80 million of collections on the demand note primarily to fund tax payments and interest on third party debt. Cash provided by investing activities for the year ended December 31, 2005 of $951 million, primarily consisted of:

•

$869 million of net advances from Xerox on the Master Demand Note, due to our demand of $900 million, which together with proceeds from collections and sales of investments was used to repay maturing debt, offset by $31 million representing the net amount associated with additional loans to Xerox, offset by amounts used for the payment of taxes and third party interest.

•	Collections from finance receivables of $38 million.

•	Proceeds of $44 million from the sale of receivables to XC as described in Note 2 – Sale of Contracts Receivable to the Financial Statements.

Net cash used in financing activities was $325 million for the year ended December 31, 2007, reflecting our June 2007 debt repayments of $246 million for our maturing 2.00% Yen denominated Medium Term Notes, $29 million for the settlement of intercompany derivative instruments economically hedging the Yen denominated debt and $50 million associated with the early redemption of the following notes:

•	$25 million, 7.00% Medium Term Notes, Due October 5, 2012.

•	$25 million, 7.00% Medium Term Notes, Due October 29, 2012.

No cash was used in or provided by financing activities in 2006, as there were no debt repayments or borrowings. Net cash used in financing activities was $999 million in 2005, reflecting the $924 million payment of our maturing 1.5% 2005 Yen denominated Medium Term Notes, as well as $75 million associated with the early redemption of the following notes:

•	$25 million, 7.125% Medium Term Notes, Due August 5, 2012.

•	$25 million, 6.60% Medium Term Notes, Due March 24, 2008.

•	$25 million, 7.35% Medium Term Notes, Due July 30, 2012.

As of December 31, 2007, we had $160 million of debt outstanding. Assuming continued liquidity of XC, the amounts due under the Master Demand Note of $1.16 billion as of December 31, 2007 are more than sufficient to meet our remaining maturing obligations.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

Refer to Note 4—Notes Payable to the Financial Statements for additional information regarding our future contractual cash obligations.

Financial Risk Management

Given the nature of our operations, our exposures are limited to the fixed interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a variable market-based rate.

The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2007, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $5 million.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCORPORATED BY REFERENCE WITHIN XEROX CORPORATION’S 2007 ANNUAL REPORT ON FORM 10-K FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for each of the three years ended December 31, 2007, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

				Amount Change
(in millions)	2007	2006	2005	2007	2006
Net cash provided by operating activities	$1,871	$1,617	$1,420	$254	$197
Net cash used in investing activities	(1,612)	(143)	(295)	(1,469)	152
Net cash used in financing activities	(619)	(1,428)	(2,962)	809	1,534
Effect of exchange rate changes on cash and cash equivalents	60	31	(59)	29	90

(Decrease) increase in cash and cash equivalents	(300)	77	(1,896)	(377)	1,973
Cash and cash equivalents at beginning of period	1,399	1,322	3,218	77	(1,896)

Cash and cash equivalents at end of period	$1,099	$1,399	$1,322	$(300)	$77

Cash, cash equivalents and Short-term investments reported in our Consolidated Financial Statements were as follows (in millions):

	2007	2006
Cash and cash equivalents	$1,099	$1,399
Short-term investments	—	137

Total Cash, cash equivalents and Short-term investments	$1,099	$1,536

For the year ended December 31, 2007, net cash provided by operating activities, increased $254 million from 2006 primarily due to the following:

•	$348 million increase in pre tax income before restructuring, depreciation, other provisions and net gains.

•	$108 million increase in other liabilities primarily reflecting the absence of the prior year payment of $106 million related to the MPI litigation.

•	$57 million increase reflecting lower pension contributions to our U.S. pension plans.

•	$30 million increase as a result of lower restructuring payments due to minimal activity in 2007.

•

$114 million decrease due to year-over-year inventory growth of $54 million primarily related to increased product launches in 2007, as well as a $60 million increase in equipment on operating leases reflecting higher operating lease install activity.

•	$73 million decrease due to a lower net run-off of finance receivables.

•	$49 million decrease primarily due to higher accounts receivable reflecting increased revenue, partially offset by $110 million year-over-year benefit from increased receivables sales.

•	$45 million decrease due to lower benefit accruals, partially offset by higher accounts payable due to the timing of payments to vendors and suppliers.

For the year ended December 31, 2006, net cash provided by operating activities, increased $197 million from 2005 primarily as a result of the increased net income of $232 million, as well as the following additional items:

•	$173 million increase due to lower inventories.

•	$87 million increase due to lower net tax payments including a $34 million refund associated with the settlement of the 1999 to 2003 IRS tax audit.

•	$62 million decrease due to a lower net run-off of finance receivables.

•	$51 million decrease due to higher restructuring payments related to previously reported actions.

•	$96 million decrease due to a lower year-over-year reduction in other current and long-term assets.

•	$77 million decrease due to a reduction in other current and long-term liabilities, primarily reflecting a $106 million payment relating to the previously disclosed MPI legal matter.

For the year ended December 31, 2007, net cash used in investing activities, increased $1,469 million from 2006 primarily due to the following:

•

$1,386 million increase due to $1,615 million in 2007 acquisitions primarily comprised of $1,568 for GIS and its additional acquisitions and $30 million for Advectis, Inc., as compared to $229 million in acquisitions in 2006 comprised of Amici, LLC and XMPie, Inc.

•

$153 million increase reflecting the absence of the 2006 $122 million distribution related to the sale of investments held by Ridge Re* and the $21 million distribution from the liquidation of our investment in Xerox Capital LLC.

•	$57 million increase due to higher 2006 proceeds from sales of land, buildings and equipment, which included the sale of our corporate headquarters and a parcel of vacant land.

•	$65 million increase due to higher capital and internal use software investments in 2007.

•	$162 million decrease due to a reduction in escrow and other restricted investments in 2007, as we continue to run-off our secured borrowing programs.

For the year ended December 31, 2006, net cash from investing activities increased $152 million from 2005 primarily as a result of the following:

•

$354 million increase due to proceeds from the net sale of short-term investments in 2006 of $107 million, as compared to the net purchases of $247 million in 2005, as 2005 represented the initial year we purchased short-term investments to supplement our investment income.

•	$77 million increase due to proceeds from the sale of our Corporate headquarters and other excess land and buildings.

•	$48 million increase due to proceeds from divestitures and investments, reflecting:

•	$122 million related to the sale of investments held by Ridge Re* in 2006.

•	$21 million distribution from the liquidation of our investment in a subsidiary trust in 2006.

•	$96 million of proceeds from the sale of Integic in 2005.

Partially offsetting these items were the following:

•	$229 million due to payments related to the acquisition of Amici, LLC and XMPie, Inc.

•	$57 million increase in capital expenditures and internal use software.

•	Lower cash generation of $42 million due to a lower net reduction of escrow and other restricted investments.

*	In March 2006 Ridge Re, a wholly owned subsidiary included in discontinued operations, executed an agreement to complete its exit from the insurance business. As a result of this agreement and pursuant to a liquidation plan, excess cash held by Ridge Re was distributed back to the Company (Refer to Note 19-Divestitures and Other Sales in the Consolidated Financial Statements for further information).

For the year ended December 31, 2007, net cash used in financing activities, decreased $809 million from 2006 primarily due to the following:

•

$538 million decrease due to higher net cash proceeds from unsecured debt. This reflects the May 2007 issuance of the $1.1 billion Senior Notes, the issuances of two zero coupon bonds in 2007 resulting in net proceeds of approximately $400 million, and the net drawdown of $600 million under the 2007 Credit Facility. These higher net proceeds were partially offset by the March 2006 issuance of the $700 million Senior Notes and the August 2006 issuance of an additional $650 million of Senior Notes, as well as, higher repayments on other unsecured debt in 2007 as compared to 2006.

•	$437 million decrease due to lower purchases under our share repurchase program as cash was invested in acquisitions.

•	$100 million decrease relating to the 2006 payment of our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares.

•	$278 million increase due to higher net repayments of secured financing. (refer to Note 4-Receivables, net in the consolidated financial statements for further information).

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

Financing Activities

Customer Financing Activities and Secured Debt: We provide equipment financing to the majority of our customers. Because the finance leases allow our customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these customer finance leases. We currently fund our customer financing activity through cash generated from operations, cash on hand, borrowings under bank credit facilities, and proceeds from capital markets offerings.

We have arrangements in certain international countries and domestically through the acquisition of GIS, in which third party financial institutions originate lease contracts directly with our customers. In these arrangements, we sell and transfer title of the equipment to these financial institutions. Generally, we have no continuing ownership rights in the equipment subsequent to its sale; therefore, the related receivable and debt are not included in our Consolidated Financial Statements.

The following represents total finance assets associated with our lease or finance operations as of December 31, 2007 and 2006, respectively (in millions):

	2007	2006
Total Finance receivables, net (1)	$8,048	$7,844
Equipment on operating leases, net	587	481

Total Finance Assets, net	$8,635	$8,325

(1)

Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Consolidated Balance Sheets as of December 31, 2007 and 2006.

Refer to Note 4 – Receivables, Net in the Consolidated Financial Statements for further information regarding our third party secured funding arrangements and a comparison of finance receivables to our financing-related debt as of December 31, 2007 and 2006. As of December 31, 2007, approximately 5% of total finance receivables were encumbered as compared to 31% at December 31, 2006.

The following table summarizes our debt as of December 31,

(in millions)	2007	2006
Debt secured by finance receivables	$275	$2,059
Capital leases	19	28

Total Secured Debt	294	2,087

Senior Notes	5,781	4,224
Subordinated debt	19	19
2007 Credit Facility	600	—
Other Debt	770	815

Total Unsecured Debt	7,170	5,058

Total Debt	$7,464	$7,145

At December 31, 2007, approximately 4% of total debt was secured by finance receivables and other assets compared to 29% at December 31, 2006.

Credit Facility: In April 2007, we amended and restated our $1.25 billion unsecured revolving credit facility that was originally entered into in April 2006. The amended and restated 2007 Credit Facility (“2007 Credit Facility”) increased the maximum amount available for borrowing to $2 billion and includes a $300 million letter of credit subfacility. As of December 31, 2007, we had borrowings of $600 million and no outstanding letters of credit under the 2007 Credit Facility.

Refer to Note 11-Debt in the Consolidated Financial Statements for further information regarding our 2007 Credit Facility.

Liquidity, Financial Flexibility and Other Financing Activity

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

As of December 31, 2007, we had $1.1 billion of cash and cash equivalents and borrowing capacity under our 2007 Credit Facility of $1.4 billion. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Share Repurchase Programs: The Board of Directors has authorized programs for the repurchase of the Company’s common stock totaling $2.5 billion as of December 31, 2007. Since launching this program in October 2005, we have repurchased 137 million shares, totaling approximately $2.1 billion of the $2.5 billion authorized through December 31, 2007. In January 2008, the Board of Directors authorized an additional $1 billion for share repurchase.

Refer to Note 17 – Shareholders’ Equity – “Treasury Stock” in the Consolidated Financial Statements for further information regarding our share repurchase programs.

Dividends: In the fourth quarter of 2007, the Board of Directors declared a 4.25 cent per share dividend on common stock payable January 31, 2008 to shareholders of record on December 31, 2007.

Loan Covenants and Compliance: At December 31, 2007, we were in full compliance with the covenants and other provisions of the 2007 Credit Facility, the senior notes and the Loan Agreement. Failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers’ purchase of Xerox equipment. We have the right to prepay any outstanding loans or to terminate the 2007 Credit Facility without penalty.

Refer to Note 11 – Debt and Note 4 – Receivables, Net in the Consolidated Financial Statements for additional information regarding the senior notes and Loan agreement, respectively.

Financial Instruments: Refer to Note 13-Financial Instruments in the Consolidated Financial Statements for additional information regarding our derivative financial instruments.

Capital Markets Offerings and Other: In 2007, we raised net proceeds of $1.5 billion through the issuance of Senior Notes due in 2012 and zero coupon bond transactions. Refer to Note 11-Debt in the Consolidated Financial Statements for additional information regarding these transactions.

Credit Ratings: Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved and we are currently rated investment grade by all major rating agencies. As of January 31, 2008 the ratings were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)	Baa2	Positive	The Moody’s rating was upgraded from Baa3 in November 2007, with a positive outlook.

Standard & Poors (“S&P”) (2)	BBB-	Stable	The S&P rating was upgraded from BB+ to investment grade, BBB-, in May 2007. Outlook is stable.

Fitch (3)	BBB	Stable	The Fitch rating was upgraded from BBB- and a stable outlook was affirmed in December 2007.

(1)	On November 15, 2007, Moody’s raised its long term rating of Xerox to Baa2 from Baa3, with a positive outlook. The following ratings were impacted: Senior Unsecured Debt to Baa2 from Baa3; Trust Preferred Securities to Baa3 from Ba1; Xerox Credit Corp Senior Unsecured Debt to Baa2 from Baa3.
(2)	In May 2007, S&P upgraded the Senior Unsecured and Corporate Credit ratings from BB+ to BBB-, investment grade, with a stable outlook. At the same time, S&P upgraded the ratings on Subordinated Debt from BB- to BB+ and Preferred Stock from B+ to BB. The ratings upgrade followed our announcement that we completed our tender offer for GIS.
(3)	On December 10, 2007, Fitch upgraded Xerox’s Issuer Default Rating to BBB from BBB-, with a stable outlook. The following ratings were also impacted: Senior Unsecured Debt to BBB from BBB-; Senior Unsecured Credit Facility to BBB from BBB- and Trust Preferred Securities to BBB- from BB.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” in Item 7 above is hereby incorporated by reference in answer to this Item.

Item 8.	Financial Statements and Supplementary Data

Our financial statements, together with the report thereon of PricewaterhouseCoopers LLP, are set forth as part of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a)	Disclosure Controls and Procedures

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Pursuant to Item 308T(a) of Regulation S-K, this Management’s Report on Internal Control Over Financing Reporting shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

(c)	Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not Required.

Item 11.	Executive Compensation

Not Required.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not Required.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Not Required.

Item 14.	Principal Accounting Fees and Services

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

(1) Index to Financial Statements filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2007 and 2006

Statements of Income for each of the years in the three-year period ended December 31, 2007

Statements of Shareholder’s Equity for each of the years in the three-year period ended December 31, 2007

Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007

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
John F. Rivera, Vice President,
Treasurer and Chief Financial Officer

February 29, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

February 29, 2008

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
Chairman and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Xerox Credit Corporation:

In our opinion, the accompanying balance sheets and the related statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Xerox Credit Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1, the Company and its ultimate parent, Xerox Corporation, engage in extensive intercompany transactions and the Company receives all of its operational and administrative support from Xerox Corporation. Such transactions cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties. Additionally, as disclosed in Note 3, the Company had notes receivable from Xerox Corporation at December 31, 2007 amounting to $1.2 billion. Accordingly, the Company is dependent on Xerox Corporation complying with its contractual obligations.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Stamford, CT

February 29, 2008

XEROX CREDIT CORPORATION

BALANCE SHEETS

(in millions)

ASSETS
	December 31,
	2007	2006
Assets:
Note receivable—Xerox Corporation	$1,157	$1,422
Other assets	3	4

Total Assets	$1,160	$1,426

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$—	$277
Notes payable after one year	160	185
Due to Xerox Corporation, net	2	6
Other liabilities	2	4

Total Liabilities	164	472

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained earnings	754	712

Total Shareholder’s Equity	996	954

Total Liabilities and Shareholder’s Equity	$1,160	$1,426

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF INCOME

(in millions)

	Year Ended December 31,
	2007	2006	2005
Earned Income:
Xerox note receivable	$88	$103	$117
Contracts receivable	—	—	2

Total Earned Income	88	103	119

Expenses:
Interest	19	29	44
Loss on derivative instruments, net	1	3	5
General and administrative	1	—	—

Total Expenses	21	32	49

Income before income taxes	67	71	70
Provision for income taxes	25	27	26

Net income	$42	$44	$44

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF SHAREHOLDER’S EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2005	$23	$219	$624	$—	$866
Net Income/Comprehensive Income	—	—	44	—	44

Balance at December 31, 2005	23	219	668	—	910
Net Income/Comprehensive Income	—	—	44	—	44

Balance at December 31, 2006	23	219	712	—	954
Net Income/Comprehensive Income	—	—	42		42

Balance at December 31, 2007	$23	$219	$754	$—	$996

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$42	$44	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(1)	(2)	(16)
Loss on derivative instruments, net	1	3	5
Net change in other assets and other liabilities	(4)	(22)	15

Net cash provided by operating activities	38	23	48

Cash Flows from Investing Activities
Proceeds from investments	—	—	38
Proceeds from sales of contracts receivable	—	—	44
Net repayments of loans from (to) Xerox Corporation	287	(23)	869

Net cash provided by (used in) investing activities	287	(23)	951

Cash Flows from Financing Activities
Cash payments on debt	(296)	—	(999)
Settlement of derivative instruments	(29)	—	—

Net cash used in financing activities	(325)	—	(999)

Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

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

Description of Business

We are a limited purpose entity, engaged until 2001 in the purchase of long-term contracts receivable from XC which arose from third-party installment sales and lease contracts originated by the domestic operations of XC. We historically funded such purchases by debt raised in capital markets offerings. In 2001, we ceased purchasing contracts receivable from XC. Since then, our portfolio of contracts has run off as amounts under the contracts were collected or the contracts receivable were sold back to XC.

Our remaining operating activities consist of servicing our third-party debt which, as of December 31, 2007, totaled $160 and had maturities ranging from 2012 through 2018.

Since all services necessary to our business were provided by XC, we maintained minimal facilities and had no separate infrastructure or employees. The Company and XC engage in extensive intercompany transactions and we receive all of our operational and administrative support from XC. Our financial statements reflect an allocation of general and administrative expenses for those costs incurred by XC on our behalf. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity

Since the Master Demand Note from XC represents our sole monetary asset, our liquidity is dependent upon the liquidity of XC. Xerox’s liquidity is a function of its ability to successfully generate cash flows from a combination of efficient operations and improvements therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of December 31, 2007, Xerox’s total cash and cash equivalents was $1.1 billion, and Xerox’s borrowing capacity under its 2007 Credit Facility was $1.4 billion, reflecting outstanding borrowings of $600 million. Xerox also has funding available through a secured borrowing arrangement with GECC Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Revenue Recognition

We recognize revenue associated with the Master Demand Note in accordance with its contractual terms as described in Note 3 – Due to/from Xerox to the Financial Statements.

Fair Value of Financial Instruments

The fair value of notes payable and interest rate swaps are discussed in Note 4 – Notes Payable and Note 5 – Financial Instruments to the Financial Statements.

New Accounting Standards and Accounting Changes

In July 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). We adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect of adopting FIN48. The total amount of unrecognized tax benefits as of the date of adoption was $2.

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The requirements of FAS 157 are first effective for our fiscal year beginning January 1, 2008. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The requirements of FAS 159 are effective for our fiscal year beginning January 1, 2008. We do not believe that the adoption of these statements will have a material effect on our financial condition or results of operations.

(2) Sales of Contracts Receivable

There were no sales of contracts receivable in 2007 or 2006. During 2005, we sold to XC an aggregate of $44 of contracts receivable. The sales to XC were accounted for as sales of contracts receivable at book value, which approximated fair value. We had no continuing involvement or retained interests in the receivables sold and all the risk of loss was transferred back to XC.

(3) Due to/from Xerox

At December 31, 2007 demand loans to XC totaled $1,157. The demand loans are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”). As of December 31, 2007, the Master Demand Note was our sole monetary asset. Amounts outstanding under the Master Demand Note, up to a balance of $2,750, bear interest at a rate (the “Effective Rate”) equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Demand Note) plus (ii) 2.00% (200 basis points). The Effective Rate was 6.05% at December 31, 2007. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of our income tax provision as determined in accordance with our Tax Allocation Agreement with XC. Amounts payable to XC were $2 and $6 as of December 31, 2007 and 2006, respectively, and are reported in our balance sheets as Due to Xerox Corporation, net.

(4) Notes Payable

A summary of notes payable at December 31, 2007 and 2006 follows:

(in millions)	Weighted Average Interest Rate at December 31, 2007	2007	2006
Japanese Yen Denominated Medium Term Notes due 2007	—	—	252
Medium Term Notes due 2012 (1)	7.20%	25	75
Medium Term Notes due 2013 (1)	6.49%	60	60
Medium Term Notes due 2014 (1)	6.06%	50	50
Medium Term Notes due 2018 (1)	7.00%	25	25

Subtotal		$160	$462
Less current maturities		—	(277)

Total Notes Payable after one year		$160	$185

(1)	Medium Term Notes due in 2012 through 2018 are callable by us.

Scheduled principal repayments on notes payable during the next five years and thereafter are:

2008-2011	—
2012	25
Thereafter	135

Total	$160

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

Cash interest paid on notes payable for 2007, 2006, and 2005 was $20, $28, and $46, respectively.

At December 31, 2007 and 2006, carrying values of notes payable totaled $160 and $462, respectively. The fair values of our notes payable at December 31, 2007 and 2006 were $160 and $468, respectively, based on quoted market prices for our notes or those of comparable issuers with similar features and maturity dates.

(5) Financial Instruments

As of December 31, 2006 we held Japanese Yen denominated debt of $252 and therefore were exposed to changes in foreign currency exchange rates that could have affected our results of operations and financial condition. As a result of our decision to fully hedge our Yen/U.S. dollar exposures, we had intercompany cross-currency interest rate derivative instruments with XC. At December 31, 2006 the U.S. dollar notional values of these instruments were $276 and the net liability fair values were $22 and were netted against Note receivable – Xerox Corporation within the balance sheets. The average interest paid on these instruments in 2006 was 5.29% and the average interest rate received was 2.00%. The intercompany derivative instruments were settled in June 2007 for $29 in conjunction with the repayment of our Yen Denominated debt at maturity. We have no derivative instruments outstanding at December 31, 2007.

Differences between the contract terms of our derivatives and the underlying related debt restricted our ability to obtain hedge accounting in accordance with SFAS No. 133. This resulted in the mark-to-market valuation of our derivatives directly through earnings together with the remeasurement of our Japanese Yen denominated debt. During 2007, 2006 and 2005, we recorded net losses of $1, $3 and $5, respectively from the mark-to-market valuation of intercompany interest rate derivatives as well as the remeasurement of our Japanese Yen denominated debt.

In addition, for the years ended December 31, 2007, 2006 and 2005 we recorded $5, $9 and $13, respectively, as a component of interest expense, presented in our Statements of Income, relating to intercompany cross-currency interest rate derivative instruments with XC.

(6) Income Taxes

XCC is included within the consolidated XC U.S. Federal income tax return and the XC unitary state income tax returns. We record our federal tax provision using the separate return method and record our state income tax provisions using a pro-rata method. Pursuant to our Tax Allocation Agreement and other arrangements with XC, we paid taxes of $30, $52 and $25, in 2007, 2006 and 2005, respectively.

The components of income before income taxes and the provision for income taxes were as follows:

(in millions)	2007	2006	2005
Income before income taxes	$67	$71	$70

Federal income taxes
Current	$25	$27	$39
Deferred	(1)	(2)	(15)
State income taxes
Current	1	2	3
Deferred	—	—	(1)

Total provision for income taxes	$25	$27	$26

A reconciliation of the effective tax rate from the U.S. federal statutory income tax rate for the three years ended December 31, 2007 follows:

	2007	2006	2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5	2.9	2.3
Audit and other tax return adjustments	(0.2)	0.4	—

Effective tax rate	37.3%	38.3%	37.3%

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

There is no deferred tax balance at December 31, 2007. The deferred tax liability at December 31, 2006 related to net unrealized derivative and exchange gains of $1.

Unrecognized Tax Benefits and Audit Resolutions

At December 31, 2007, we had $2 of unrecognized tax benefits, which was unchanged from the balance at the adoption of FIN 48 on January 1, 2007.

Due to the limited geographical scope of our operations, we may be subject to tax examinations as part of our inclusion in the Xerox consolidated federal return or in various state and local jurisdictions. Accordingly, we may record incremental tax expense based upon the more-likely-than-not outcomes of any uncertain tax positions. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2007, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense. In 2007, net interest and penalties were immaterial. We had less than $1 accrued for expected interest and penalties associated with unrecognized tax benefits at December 31, 2007.

We file income tax returns in the U.S. federal and various state tax jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2006. With respect to our three major state jurisdictions we are no longer subject to tax examinations as follows: California – before 1998; Illinois – before 2003; New York – before 2000.

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

XEROX CREDIT CORPORATION

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in millions)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2007:
Earned income	$25	$25	$20	$18	$88
Interest expense	8	6	3	2	19
Loss on derivative instruments, net	1	—	—	—	1
General and administrative expenses	—	1	—	—	1

Income before income taxes	16	18	17	16	67
Provision for income taxes	6	7	6	6	25

Net income	$10	$11	$11	$10	$42

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006:
Earned income	$24	$27	$27	$25	$103
Interest expense	8	9	8	4	29
Loss on derivative instruments, net	—	1	2	—	3
General and administrative expenses	—	—	—	—	—

Income before income taxes	16	17	17	21	71
Provision for income taxes	6	6	7	8	27

Net income	$10	$11	$10	$13	$44

XEROX CREDIT CORPORATION

Form 10-K

For the Year Ended December 31, 2007

Index of Exhibits

Document
(3)(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on June 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, a Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and a Certification of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit (3)(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

(b)	By-Laws of Registrant, as amended through September 1, 1992.

Incorporated by reference to Exhibit (3)(b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006.

(4)(a)	Indenture dated as of October 2, 1995, between Registrant and State Street Bank and Trust Company (State Street), relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by Registrant’s Board of Directors.

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-61481 and 333-29677.

(b)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)(a)	Amended and Restated Operating Agreement originally made and entered into as of November 1, 1980, amended and restated as of June 30, 1998, between Registrant and Xerox.

Incorporated by reference to Exhibit (10)(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

(b)	Support Agreement dated as of November 1, 1980, between Registrant and Xerox.

Incorporated by reference to Exhibit 10(b) to Registration Statement No. 2-71503.

(c)	Tax Allocation Agreement dated as of January 1, 1981, between Registrant and Xerox.

Incorporated by reference to Exhibit 10(c) to Registration Statement No. 2-71503.

(d)	Master Note dated December 10, 2003 between Registrant and Xerox Corporation.

Incorporated by reference to Exhibit 4(m) of Xerox Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12)	Computation of Registrant’s Ratio of Earnings to Fixed Charges.

(23)	Consent of PricewaterhouseCoopers LLP.

(31)(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32)	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.