Form 10-Q
period 2008-03-31
XEROX CREDIT CORP
filed 2008-05-02
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-08133

XEROX CREDIT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	06-1024525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 4505 45 Glover Avenue Norwalk, Connecticut	06856-4505
(Address of principal executive offices)	(Zip Code)

(203) 968-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of April 30, 2008
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2007 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CREDIT CORPORATION

Form 10-Q

March 31, 2008

		Page
Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Condensed Balance Sheets	4

	Condensed Statements of Income	5

	Condensed Statements of Cash Flows	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Results of Operations	8

	Capital Resources and Liquidity	8

	Financial Risk Management	8

	Capital Resources and Liquidity – Xerox Corporation	9

Item 4T.	Controls and Procedures	12

Part II – OTHER INFORMATION

Item 1A.	Risk Factors	13

Item 6.	Exhibits	14

Signatures		15

Exhibit Index		16

Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.	—

Exhibit 3 (b)	By-Laws of Registrant, as amended through September 1, 1992.	—

Exhibit 31 (a)	Certification of CEO Pursuant to Rule13a-14(a) or Rule15d-14(a).	17

Exhibit 31 (b)	Certification of CFO Pursuant to Rule13a-14(a) or Rule15d-14(a).	18

Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	19

PART I—FINANCIAL INFORMATION

Item 1

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Assets:
Note receivable - Xerox Corporation	$1,165	$1,157
Other assets	3	3

Total Assets	$1,168	$1,160

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable after one year	$160	$160
Due to Xerox Corporation, net	4	2
Other liabilities	1	2

Total Liabilities	165	164

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained earnings	761	754

Total Shareholder’s Equity	1,003	996

Total Liabilities and Shareholder’s Equity	$1,168	$1,160

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2008	2007
Earned Income from Xerox note receivable	$14	$25
Expenses:
Interest	3	8
Loss on derivative instruments, net	—	1

Total Expenses	3	9

Income before income taxes	11	16
Provision for income taxes	4	6

Net Income	$7	$10

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$7	$10
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on derivative instruments, net	—	1
Net change in other assets and other liabilities	2	(1)

Net cash provided by operating activities	9	10

Cash Flows from Investing Activities
Net repayments of loans (to) from Xerox Corporation	(9)	15

Net cash (used in) provided by investing activities	(9)	15

Cash Flows from Financing Activities
Cash payments on debt	—	(25)

Net cash used in financing activities	—	(25)

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

(1) Basis of Presentation:

References herein to “we,” “us,” “our” and the “Company” refer to Xerox Credit Corporation unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed interim financial statements in accordance with the accounting policies described in our 2007 Annual Report on Form 10-K (“2007 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Financial Statements in conjunction with the financial statements included in our 2007 Annual Report.

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

(2) Recent Accounting Pronouncements:

We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”) on January 1, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard was limited to financial assets and liabilities. We also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”) on January 1, 2008. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of these standards did not have an effect on our financial condition or results of operations nor are they expected to have a material impact on future periods due to the limited nature of our assets and liabilities.

(3) Due to/from Xerox:

Demand loans to XC totaled $1,165 and the interest rate in effect at March 31, 2008 was 4.46%.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of income taxes as determined in accordance with our Tax Allocation Agreement with XC. Amounts payable to XC were $4 and $2 as of March 31, 2008 and December 31, 2007, respectively, and are reported in our Condensed Balance Sheets as Due to Xerox Corporation, net.

Item 2.

XEROX CREDIT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

Results of Operations

Earned income from the Master Demand Note, which represents a demand loan for accumulated cash transfers to XC, was $14 million and $25 million for the first quarters of 2008 and 2007, respectively. The decrease primarily relates to lower interest rates and a lower average note balance due to prior year repayments by XC under the Master Demand Note that we subsequently used to repay third-party debt and settle an intercompany derivative totaling $300 million after the first quarter of 2007.

Interest expense was $3 million and $8 million for the first quarters of 2008 and 2007, respectively. The decreases primarily relates to lower debt levels resulting from the 2007 repayment of $271 million of debt after the first quarter of 2007.

The effective income tax rate was 37.0% and 37.5% for the first quarters of 2008 and 2007 reflecting the U.S. federal statutory rate of 35.0% and net state income taxes.

Capital Resources and Liquidity

Net cash provided by operating activities was $9 million and $10 million for the first quarters ended March 31, 2008 and 2007, respectively. The decrease primarily reflects lower net income.

Net cash used in investing activities was $9 million and net cash provided by investing activities was $15 million for the three months ended March 31, 2008 and 2007, respectively. Cash used in investing activities in 2008 consisted of $9 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $14 million from interest on the demand loan, net of $5 million of collections primarily for the payment of taxes and interest). Cash provided by investing activities of $15 million in 2007 consisted of $25 million collections on the demand note used to repay debt, offset by a reduction of $10 million of net advances to Xerox.

There was no cash provided by or used in financing activities for the first quarter of 2008. Net cash used in financing activities was $25 million for the first quarter of 2007 reflecting payment of third party debt.

As of March 31, 2008, we had $160 million of debt outstanding all of which is due in 2012 and thereafter. We believe that the amounts due under the Master Demand Note from XC of $1.2 billion at March 31, 2008 will be sufficient to meet our remaining obligations as they mature.

Financial Risk Management

Given the limited nature of our operations, our exposures are limited to the interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a market rate.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008 FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

The following table summarizes our cash, cash equivalents and short-term investments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in millions)	2008	2007	Amount Change
Net cash provided by operating activities	$52	$187	$(135)
Net cash (used in) provided by investing activities	(65)	16	(81)
Net cash used in financing activities	(250)	(390)	140
Effect of exchange rate changes on cash and cash equivalents	6	6	—

Decrease in cash and cash equivalents	(257)	(181)	(76)
Cash and cash equivalents at beginning of period	1,099	1,399	(300)

Cash and cash equivalents at end of period	842	1,218	(376)
Short-term investments	—	65	(65)

Total cash, cash equivalents and short-term investments	$842	$1,283	$(441)

Cash Flows from Operating Activities

Net cash provided by operating activities was $52 million in the first quarter 2008. The $135 million decrease in cash from first quarter 2007 was primarily due to the following:

•	$99 million decrease primarily due to lower accounts payable related to the timing of payments.

•	$46 million higher net tax payments, primarily resulting from the absence of prior year tax refunds.

Cash Flows from Investing Activities

Net cash used in investing activities was $65 million in the first quarter 2008. The $81 million decrease in cash from first quarter 2007 was primarily due to the following:

•	$72 million lower net proceeds from sales of short-term investments.

•	$20 million lower net releases in escrow and other restricted cash balances.

•	$10 million increase due to lower capital expenditures and lower spending on internal use software.

Cash Flows from Financing Activities

Net cash used in financing activities was $250 million in the first quarter 2008. The $140 million increase in cash from first quarter 2007 was primarily due to the following:

•

$259 million increase from higher net cash proceeds on other debt, primarily as a result of $325 million additional borrowings under our credit facility, partially offset by an $81 million final repayment of a Euro bank facility.

•	$108 million increase from lower net repayments on secured debt reflecting continued run-off of our U.S. secured borrowing program.

•	$110 million decrease due to higher purchases under our share repurchase program.

•	$40 million decrease due to common stock dividend payments.

•	$32 million decrease due to share repurchases related to employee withholding taxes on stock-based compensation vesting.

•	$40 million decrease due to lower proceeds from the issuance of common stock, reflecting a decrease in stock option exercises as well as lower tax benefits from stock-based compensation.

Customer Financing Activities

The following represents our total finance assets associated with our lease and finance operations:

(in millions)	March 31, 2008	December 31, 2007
Total Finance receivables, net (1)	$8,030	$8,048
Equipment on operating leases, net	618	587

Total Finance Assets, net	$8,648	$8,635

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

Accounts Receivable Sales Arrangement

During the first quarter 2008 we sold $200 million of accounts receivables, as compared to $176 million in the fourth quarter 2007, under an existing accounts receivables sales arrangement in Europe. $178 million of receivables sold to date under this arrangement remained uncollected by the third party as of March 31, 2008.

Liquidity, Financial Flexibility and Funding Plans

We manage our worldwide liquidity using internal cash management practices, which are subject to 1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, 2) the legal requirements of the agreements to which we are a party and 3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

We are currently rated investment grade by all major rating agencies. As of March 31, 2008 the ratings were as follows:

	Senior Unsecured Debt	Outlook
Moody’s	Baa2	Positive

Standard & Poors (“S&P”)	BBB-	Stable

Fitch	BBB	Stable

On April 21, 2008, Standard & Poor’s Ratings Services raised our corporate credit rating to “BBB” from “BBB-”.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of March 31, 2008, total cash and cash equivalents was $842 million and our borrowing capacity under our 2007 Credit Facility was $1.075 billion, reflecting $925 million outstanding borrowings and no outstanding letters of credit. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment under SFAS No. 133. Certain of our derivatives do not qualify for hedge accounting but are effective as economic hedges of our inventory purchases and currency exposure. These derivative contracts are accounted for using the mark-to-market accounting method and accordingly are exposed to some level of volatility. Under this method, the contracts are carried at their fair value on our Condensed Consolidated Balance Sheets within Other assets and Other liabilities. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

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

Some of our derivative and other material contracts at March 31, 2008 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008.

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

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

Our liquidity is dependent on the liquidity of Xerox Corporation, as our sole monetary asset is the Master Demand Note.

As of March 31, 2008, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

Xerox’s operating results and liquidity have improved over the last several years which further mitigate realizability risk of our Master Demand Note. Specifically, Xerox’s net income was $1.14 billion, $1.21 billion and $978 million for the years ended December 31, 2007, 2006 and 2005, respectively. Operating cash flows of Xerox were $1.87 billion, $1.62 billion and $1.42 billion for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, XC is rated investment grade by all the major rating agencies.

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of March 31, 2008, Xerox’s total cash and cash equivalents was $842 million, and its borrowing capacity under its 2007 Credit Facility was approximately $1.075 billion, reflecting outstanding borrowings of $925 million. Xerox also has funding available through a secured borrowing arrangement with General Electric Capital Corporation. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Item 6.	Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3	(b)	By-Laws of Registrant, as amended and restated through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

Exhibit 31	(a)	Certification of CEO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31	(b)	Certification of CFO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CREDIT CORPORATION
(Registrant)

Date: May 2, 2008	BY:	/s/ John F. Rivera
John F. Rivera
Vice President, Treasurer and Chief Financial Officer

Exhibits

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3	(b)	By-Laws of Registrant, as amended and restated through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

Exhibit 31	(a)	Certification of CEO Pursuant to Rule13a-14(a) or Rule15d-14(a).

Exhibit 31	(b)	Certification of CFO Pursuant to Rule13a-14(a) or Rule15d-14(a).

Exhibit 32		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.