Form 10-Q
period 2008-06-30
XEROX CREDIT CORP
filed 2008-08-08
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of July 31, 2008
Common Stock	2,000

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

XEROX CREDIT CORPORATION

Form 10-Q

June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Assets:
Note receivable - Xerox Corporation	$1,172	$1,157
Other assets	3	3

Total Assets	$1,175	$1,160

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current portion of notes payable	$100	$—
Notes payable after one year	60	160
Due to Xerox Corporation, net	2	2
Other liabilities	2	2

Total Liabilities	164	164

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained earnings	769	754

Total Shareholder’s Equity	1,011	996

Total Liabilities and Shareholder’s Equity	$1,175	$1,160

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earned Income from Xerox note receivable	$16	$25	$30	$50

Expenses:
Interest	2	6	5	14
Loss on derivative instruments, net	—	—	—	1
General and administrative	1	1	1	1

Total Expenses	3	7	6	16

Income before income taxes	13	18	24	34
Provision for income taxes	5	7	9	13

Net Income	$8	$11	$15	$21

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$15	$21
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on derivative instruments, net	—	1
Net change in other assets and other liabilities	—	(2)

Net cash provided by operating activities	15	20

Cash Flows from Investing Activities
Net repayments of loans (to) from Xerox Corporation	(15)	305

Net cash (used in) provided by investing activities	(15)	305

Cash Flows from Financing Activities
Cash payments on debt	—	(296)
Settlement of derivative instruments	—	(29)

Net cash used in financing activities	—	(325)

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

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

(3) Due to/from Xerox:

Demand loans to XC totaled $1,172 and the interest rate in effect at June 30, 2008 was 6.02%.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of income taxes as determined in accordance with our Tax Allocation Agreement with XC. Amounts payable to XC were $2 as of June 30, 2008 and December 31, 2007. These amounts are reported in our Condensed Balance Sheets as Due to Xerox Corporation, net.

(4) Subsequent Event:

The Company provided notice of redemption of $100 Medium Term Notes as follows:

Original Maturity	Date of Redemption	Amount
2018	July 2008	$ 25
2012	July 2008	25
2013	July 2008	25
2013	August 2008	25

		$100

XEROX CREDIT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

A related charge of $1, primarily representing remaining deferred costs, will be recorded in interest expense in our third quarter 2008 operating results upon redemption. The total redemption amount of $100 has been reclassified to the Current portion of notes payable, consistent with our intent to redeem these notes.

Item 2.

XEROX CREDIT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

Results of Operations

Earned income from the Master Demand Note, which represents a demand loan for accumulated cash transfers to XC, was $16 million and $25 million for the second quarters of 2008 and 2007, respectively and $30 million and $50 million for the six months ended June 30, 2008 and 2007, respectively. The decrease primarily relates to a lower average note balance due to prior year repayments by XC under the Master Demand Note that were primarily used to repay third-party debt in June of 2007.

Interest expense was $2 million and $6 million for the second quarters of 2008 and 2007, respectively, and $5 and $14 million for the six months ended June 30, 2008 and 2007, respectively. The decreases primarily relate to lower debt levels resulting from the repayment of $296 million of debt in the first six months of 2007.

The effective income tax rate was 37.5% and 37.3% for the second quarters of 2008 and 2007, respectively, and 37.3% and 37.4% for the six months ended June 30, 2008 and 2007, respectively, reflecting the U.S. federal statutory rate of 35.0% and net state income taxes.

Capital Resources and Liquidity

Net cash provided by operating activities was $15 million and $20 million for the six months ended June 30, 2008 and 2007, respectively. The decrease primarily reflects lower net income.

Net cash used in investing activities was $15 million compared to net cash provided by investing activities of $305 million for the six months ended June 30, 2008 and 2007, respectively. Cash used in investing activities in 2008 consisted of $15 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $30 million from interest on the Master Demand Note, net of $15 million of collections primarily for the payment of taxes and interest). Cash provided by investing activities of $305 million in 2007 consisted of collections on the Master Demand Note of $325 million used to repay debt and to settle an intercompany derivative, partially offset by a reduction of $20 million of net advances to Xerox.

There was no cash provided by or used in financing activities for the six months ended June 30, 2008. Net cash used in financing activities was $325 million for the six months ended June 30, 2007 reflecting the $246 million Yen denominated debt repayment, settlement of the $29 million intercompany derivative hedging the Yen debt and $50 million repayment of third party debt.

As of June 30, 2008, we had $160 million of debt outstanding. As described in Note 4 to the Condensed Financial Statements, we provided notice of redemption for $100 million of this debt; which has been or will be redeemed by August 2008. We believe that the amounts due under the Master Demand Note from XC of $1.2 billion at June 30, 2008 will be sufficient to meet our remaining obligations as they are redeemed or mature.

Financial Risk Management

Given the limited nature of our operations, our exposures are limited to the interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a market rate.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008 FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

The following table summarizes our cash, cash equivalents and short-term investments for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
(in millions)	2008	2007	Change
Net Cash provided by operating activities	$494	$575	$(81)
Net Cash used in investing activities	(350)	(1,528)	1,178
Net Cash (used in) provided by financing activities	(404)	387	(791)
Effect of exchange rate changes on cash and cash equivalents	4	17	(13)

Decrease in cash and cash equivalents	(256)	(549)	293
Cash and cash equivalents at beginning of period	1,099	1,399	(300)

Cash and cash equivalents at end of period	843	850	(7)
Short-term investments	—	20	(20)

Total cash, cash equivalents and short-term investments	$843	$870	$(27)

Cash Flows from Operating Activities

Net cash provided by operating activities was $494 million for the six months ended June 30, 2008. The $81 million decrease in cash from the six months ended June 30, 2007 was primarily due to the following:

•	$70 million decrease primarily due to lower accounts payable related to the timing of payments.

•	$62 million decrease due to higher net income tax payments, primarily resulting from the absence of prior year tax refunds.

•	$21 million decrease due to higher inventory of $5 million, as well as a $16 million increase in equipment on operating leases reflecting higher operating lease install activity.

•	$11 million decrease due to higher pension contributions primarily in our foreign plans.

•	$75 million increase due to lower restructuring payments resulting from a lower level of restructuring activity during the preceding twelve months.

•	$48 million increase due to improved collection performance of trade receivables.

Cash Flows from Investing Activities

Net cash used in investing activities was $350 million for the six months ended June 30, 2008. The $1,178 million increase in cash from the six months ended June 30, 2007 was primarily due to the following:

•

$1,388 million increase due to less cash used for acquisitions in 2008. Current year acquisitions included $138 million for Veenman B.V. and Saxon Business Systems as compared to $1,530 million for the acquisition of GIS in the prior year comparable period.

•

$177 million decrease due to higher escrow and other restricted investments, primarily resulting from the initial funding of the escrow account for the previously disclosed Carlson litigation settlement.

Cash Flows from Financing Activities

Net cash used in financing activities was $404 million for the six months ended June 30, 2008. The $791 million decrease in cash from the six months ended June 30, 2007 was primarily due to the following:

•

$425 million decrease from lower net cash proceeds on debt. 2008 reflects the issuance of $1.4 billion in Senior Notes, as well as net payments of $550 million on our Credit Facility and net payments of $279 million on other debt. 2007 reflects the issuance of $1.1 billion Senior Notes partially offset by net payments of $104 million on other debt.

•	$423 million decrease due to higher purchases under our share repurchase program.

•	$79 million decrease due to common stock dividend payments.

•	$64 million decrease due to lower proceeds from the issuance of common stock, reflecting a decrease in stock option exercises as well as lower related tax benefits.

•	$33 million decrease due to share repurchases related to employee withholding taxes on stock-based compensation vesting.

•	$227 million increase from lower net repayments on secured debt reflecting continued run-off of our U.S. secured borrowing program.

Customer Financing Activities

The following represents our total finance assets associated with our lease and finance operations:

(in millions)	June 30, 2008	December 31, 2007
Total Finance receivables, net (1)	$7,905	$8,048
Equipment on operating leases, net	629	587

Total Finance Assets, net	$8,534	$8,635

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

Accounts Receivable Sales Arrangement

During the second quarter 2008 we sold $168 million of accounts receivables, as compared to $200 million in the first quarter 2008 and $176 million in the fourth quarter 2007, under an existing accounts receivables sales arrangement in Europe. $168 million of receivables sold to date under this arrangement remained uncollected by the third party as of June 30, 2008.

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

We are currently rated investment grade by all major rating agencies. As of June 30, 2008, the ratings were as follows:

	Senior Unsecured Debt	Outlook

Moody’s	Baa2	Positive

Standard & Poors (“S&P”)	BBB	Stable

Fitch	BBB	Stable

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of June 30, 2008, total cash and cash equivalents was $843 million and our borrowing capacity under our Credit Facility was $1.950 billion, reflecting $50 million outstanding borrowings and no outstanding letters of credit. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment under SFAS No. 133. Certain of our derivatives do not qualify for hedge accounting but are effective as economic hedges of our inventory purchases and currency exposure. These derivative contracts are accounted for using the mark-to-market accounting method and accordingly are exposed to some level of volatility. Under this method, the contracts are carried at their fair value on our Condensed Consolidated Balance Sheets within Other assets and Other liabilities. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impact of all of our derivative activities are reflected as cash flows from operating activities.

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

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008.

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

As of June 30, 2008, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

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

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of June 30, 2008, Xerox’s total cash and cash equivalents was $843 million, and its borrowing capacity under its 2007 Credit Facility was approximately $1.95 billion, reflecting outstanding borrowings of $50 million. Xerox also has funding available through a secured borrowing arrangement with General Electric Capital Corporation. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

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

XEROX CREDIT CORPORATION
(Registrant)

Date: August 8, 2008	BY:	/s/ John F. Rivera
John F. Rivera
Vice President, Treasurer and Chief Financial Officer

Exhibit Index

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3	(b)	By-Laws of Registrant, as amended and restated through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

Exhibit 31	(a)	Certification of CEO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31	(b)	Certification of CFO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.