Form 10-Q
period 2008-09-30
XEROX CREDIT CORP
filed 2008-10-30
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of September 30, 2008
Common Stock	2,000

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

XEROX CREDIT CORPORATION

Form 10-Q

September 30, 2008

PART I—FINANCIAL INFORMATION

Item  1

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Assets:
Note receivable - Xerox Corporation	$1,083	$1,157
Other assets	2	3

Total Assets	$1,085	$1,160

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable after one year	60	160
Due to Xerox Corporation, net	6	2
Other liabilities	—	2

Total Liabilities	66	164

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained earnings	777	754

Total Shareholder’s Equity	1,019	996

Total Liabilities and Shareholder’s Equity	$1,085	$1,160

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Earned Income from Xerox note receivable	$15	$20	$45	$70

Expenses:
Interest	3	3	8	17
Loss on derivative instruments, net	—	—	—	1
General and administrative	—	—	1	1

Total Expenses	3	3	9	19

Income before income taxes	12	17	36	51
Provision for income taxes	4	6	13	19

Net Income	$8	$11	$23	$32

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$23	$32
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on derivative instruments, net	—	1
Net change in other assets and other liabilities	3	(5)

Net cash provided by operating activities	26	28

Cash Flows from Investing Activities
Net repayments of loans from Xerox Corporation	74	297

Net cash provided by investing activities	74	297

Cash Flows from Financing Activities
Cash payments on debt	(100)	(296)
Settlement of derivative instruments	—	(29)

Net cash used in financing activities	(100)	(325)

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

Note 1—Basis of Presentation

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

Note 2—Recent Accounting Pronouncements

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

Note 3—Due to/from Xerox

Demand loans to XC totaled $1,083 and the interest rate in effect at September 30, 2008 was 5.13%.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of income taxes as determined in accordance with our Tax Allocation Agreement with XC. Amounts payable to XC were $6 and $2 as of September 30, 2008 and December 31, 2007. These amounts are reported in our Condensed Balance Sheets as Due to Xerox Corporation, net.

Note 4—Debt

The Company redeemed $100 Medium Term Notes in the third quarter of 2008 as follows:

Original Maturity	Date of Redemption	Amount
2018	July 2008	$ 25
2012	July 2008	25
2013	July 2008	25
2013	August 2008	25

		$100

A related charge of $1, primarily representing remaining deferred costs, was recorded in interest expense in the third quarter 2008 related to the redemption.

Item 2.

XEROX CREDIT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

Results of Operations

Earned income from the Master Demand Note, which represents a demand loan for accumulated cash transfers to XC, was $15 million and $20 million for the third quarters of 2008 and 2007, respectively, and $45 million and $70 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease primarily relates to lower interest rates in 2008 as compared to 2007. The decrease also reflects a lower average note balance in 2008 due to current and prior year repayments by XC under the Master Demand Note that were primarily used to repay third-party debt in this quarter as well as the second quarter of 2007.

Interest expense was $3 million for the third quarters of 2008 and 2007, and $8 and $17 million for the nine months ended September 30, 2008 and 2007, respectively. The third quarter 2008 was unchanged from the prior year quarter, as a $1 million charge for deferred costs associated with the redemption, was offset by lower interest expense resulting from lower debt levels due to such redemption which occurred early in the quarter. The decrease in the nine months ended September 2008 relates primarily to lower debt levels resulting from the repayment of $296 million in the first six months of 2007 and the early redemption of $100 million in the third quarter of 2008.

The effective income tax rate was 37.3% and 37.4% for the third quarters of 2008 and 2007, respectively, and 37.3% and 37.4% for the nine months ended September 30, 2008 and 2007, respectively, reflecting the U.S. federal statutory rate of 35.0% and net state income taxes.

Capital Resources and Liquidity

Net cash provided by operating activities was $26 million and $28 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease primarily reflects lower net income, as partially offset by changes in working capital.

Net cash provided by investing activities was $74 million and $297 million for the nine months ended September 30, 2008 and 2007, respectively. Cash provided by investing activities in 2008 consisted of $100 million increase from our collections on the demand note used to repay debt, offset by a reduction of $26 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $45 million from interest on the Master Demand Note, net of $19 million of collections primarily for the payment of taxes and interest). Cash provided by investing activities of $297 million in 2007 consisted of collections on the Master Demand Note of $325 million used to repay debt and to settle an intercompany derivative, partially offset by a reduction of $28 million of net advances to Xerox.

Net cash used in financing activities was $100 million and $325 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in financing activities in 2008 reflects the early redemption of a portion of our Medium Term Notes. Net cash used in 2007 reflects the $246 million Yen denominated debt repayment, settlement of the $29 million intercompany derivative hedging the Yen debt and $50 million repayment of third party debt.

As of September 30, 2008, we had $60 million of debt outstanding. We believe that the amounts due under the Master Demand Note from XC of $1.1 billion at September 30, 2008 will be sufficient to meet our remaining obligations as they are redeemed or mature.

Financial Risk Management

Given the limited nature of our operations, our exposures are limited to the interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a market rate.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008 FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

The following table summarizes our cash and cash equivalents for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
(in millions)	2008	2007	Change
Net cash provided by operating activities	$754	$861	$(107)
Net cash used in investing activities	(706)	(1,619)	913
Net cash (used in) provided by financing activities	(251)	161	(412)
Effect of exchange rate changes on cash and cash equivalents	(23)	46	(69)

Decrease in cash and cash equivalents	(226)	(551)	325
Cash and cash equivalents at beginning of period	1,099	1,399	(300)

Cash and cash equivalents at end of period	$873	$848	$25

Cash Flows from Operating Activities

Net cash provided by operating activities was $754 million for the nine months ended September 30, 2008. The $107 million decrease in cash from the nine months ended September 30, 2007 was primarily due to the following:

•	$121 million decrease in pretax income before restructuring and provision for litigation.

•	$126 million decrease primarily due to lower accounts payable related to the timing of payments and purchases.

•	$75 million decrease associated with changes in benefits and other accruals.

•	$53 million decrease due to higher net income tax payments, primarily resulting from the absence of prior year tax refunds.

•	$103 million increase due to lower restructuring payments resulting from a lower level of restructuring activity during the preceding twelve months.

•	$99 million increase due to improved collection performance of trade receivables.

•	$49 million increase due to higher net run-off of finance receivables from lower originations reflecting changes in channel mix.

Cash Flows from Investing Activities

Net cash used in investing activities was $706 million for the nine months ended September 30, 2008. The $913 million increase in cash from the nine months ended September 30, 2007 was primarily due to the following:

•

$1,421 million increase due to less cash used for acquisitions in 2008. Current year acquisitions included $149 million for Veenman B.V., Saxon Business Systems and Sierra Office Solutions, as compared to $1,557 million for GIS and its additional acquisitions in the prior year comparable period.

•	$455 million decrease due to higher escrow and other restricted investments, primarily resulting from funding of the escrow account for the previously disclosed Carlson litigation settlement.

Cash Flows from Financing Activities

Net cash used in financing activities was $251 million for the nine months ended September 30, 2008. The $412 million decrease in cash from the nine months ended September 30, 2007 was primarily due to the following:

•

$955 million decrease from lower net cash proceeds from unsecured debt. 2008 reflects the issuance of $1.4 billion in Senior Notes, $250 million from a private placement borrowing and net payments of $352 million on the Credit Facility, as well as net payments of $398 million on other debt. 2007 reflects the issuance of $1.1 billion Senior Notes, $400 million from private placement borrowings and net proceeds of $700 million on the Credit Facility, offset by net payments of $341 million on other debt.

•	$303 million decrease due to additional purchases under our share repurchase program.

•	$116 million decrease due to common stock dividend payments.

•	$72 million decrease due to lower proceeds from the issuance of common stock, reflecting a decrease in stock option exercises as well as lower related tax benefits.

•	$33 million decrease due to share repurchases related to employee withholding taxes on stock-based compensation vesting.

•

$1,063 million increase from lower net repayments on secured debt. 2007 reflects termination of our secured financing program with GE in the United Kingdom for $593 million and the repayment of secured borrowings to DLL for $153 million. The remainder reflects lower payments associated with the continued run-off of our secured borrowing program.

Customer Financing Activities

The following represents our total finance assets associated with our lease and finance operations:

(in millions)	September 30, 2008	December 31, 2007
Total Finance receivables, net (1)	$7,484	$8,048
Equipment on operating leases, net	604	587

Total Finance Assets, net	$8,088	$8,635

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

Accounts Receivable Sales Arrangement

During the third quarter 2008 we sold $146 million of accounts receivables, as compared to $168 million in the second quarter 2008, under an existing accounts receivables sales arrangement in Europe. $136 million of receivables sold to date under this arrangement remained uncollected by the third party as of September 30, 2008.

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

We are currently rated investment grade by all major rating agencies. As of September 30, 2008, the ratings were as follows:

	Senior Unsecured Debt	Outlook

Moody’s	Baa2	Positive

Standard & Poors (“S&P”)	BBB	Stable

	Senior Unsecured Debt	Outlook

Fitch	BBB	Stable

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. The following is a discussion of our liquidity position as of September 30, 2008:

•

As of September 30, 2008, total cash and cash equivalents was $873 million and our borrowing capacity under our Credit Facility was $1.752 billion, reflecting $248 million outstanding borrowings and no outstanding letters of credit. In addition we currently have approximately $750 million available under a secured borrowing agreement through 2010, which has not been accessed in almost three years.

•

We have consistently delivered strong cash flow from operations over the past three years on the strength of our annuity based revenue model. Cash flows from operations were $1.9 billion, $1.6 billion and $1.4 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Cash flows from operations are expected to be approximately $1.1 billion in 2008 including expected payments for our securities litigation.

•	Our debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q4 2008	$59
2009(1)	1,578
2010(2)	992
2011	809
2012	1,166
2013	1,134
2014	69
2015	—
2016	956
2017	498
2018 and thereafter	1,028

(1)	Includes $448 million put under private placement (final maturity 2022) ($427 million at 9/30/08).
(2)	Includes $278 million put under private placement (final maturity 2023) ($250 million at 9/30/08).

•	2008 debt issuances included $1.4 billion in Senior Notes and $250 million from a private placement borrowing.

Although we believe we are well positioned from a liquidity standpoint, our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

In October 2008, the Credit Facility was amended. See Note 15 – Subsequent Event for additional information.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment under SFAS No. 133. Certain of our derivatives do not qualify for hedge accounting but are effective as economic hedges of our inventory purchases and currency exposure. These derivative contracts are accounted for at fair value and accordingly are exposed to some level of volatility. Under this method, the contracts are carried at their fair value on our Condensed Consolidated Balance Sheets within Other assets and Other liabilities. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impact of all of our derivative activities are reflected as cash flows from operating activities.

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

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The recent market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008.

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

As of September 30, 2008, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

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

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of September 30, 2008, Xerox’s total cash and cash equivalents was $873 million, and its borrowing capacity under its 2007 Credit Facility was approximately $1.75 billion, reflecting outstanding borrowings of $248 million. Xerox also has funding available through a secured borrowing arrangement with General Electric Capital Corporation. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

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

XEROX CREDIT CORPORATION (Registrant)

Date: October 30, 2008	BY:	/s/ John F. Rivera
John F. Rivera Vice President, Treasurer and Chief Financial Officer

Exhibit Index

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3	(b)	By-Laws of Registrant, as amended and restated through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

Exhibit 31	(a)	Certification of CEO Pursuant to Rule13a-14(a) or Rule15d-14(a).

Exhibit 31	(b)	Certification of CFO Pursuant to Rule13a-14(a) or Rule15d-14(a).

Exhibit 32		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.