Form 10-K
period 2008-12-31
XEROX CREDIT CORP
filed 2009-02-25
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number: 001-8133

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2008 was: $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of January 31, 2009
Common Stock	2,000

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

As of December 31, 2008, our sole monetary asset is an interest-bearing Master Demand Note (the “Master Demand Note”) from XC, which represents a demand loan for accumulated cash transfers to XC. We will demand repayment of amounts loaned to XC under the Master Demand Note to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine appropriate.

Our remaining operating activities consist of servicing our third-party debt, which consisted of $60 million as of December 31, 2008. $10 million of our debt matures in 2013 and the remainder matures in 2014. We have no current intention to pay any dividends.

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

As of December 31, 2008, our sole monetary asset is the Master Demand Note from XC. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

Xerox’s net income was $230 million, $1.14 billion and $1.21 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Operating cash flows of Xerox were $939 million, $1.87 billion and $1.62 billion for the years ended December 31, 2008, 2007 and 2006, respectively. 2008 operating cash flows included $615 million of net securities-related litigation payments. XC is currently rated investment grade by all major rating agencies. See Part II, Item 7, Xerox Corporation’s Capital Resources and Liquidity discussion, for ratings as of January 31, 2009.

Xerox’s liquidity is a function of its ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of December 31, 2008, Xerox’s total cash and cash equivalents was $1.23 billion, and its borrowing capacity under its Credit Facility was $1.7 billion, reflecting $246 million of outstanding borrowings. Xerox also has funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”). Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any facilities. Our principal executive offices located in Norwalk, Connecticut, consist of a limited amount of shared space within Xerox headquarters. We are allocated a charge for our usage. These facilities are deemed adequate by management.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Required.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Because we are a wholly owned subsidiary, there is no market for our common shares. There were no dividends declared during the five years ended December 31, 2008. There were no repurchases of our common shares during the period covered by this Report.

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

Earned income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the Master Demand Note, based on established interest rates. Total earned income, consisting of income from the Master Demand Note, was $57 million, $88 million and $103 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in earned income in 2008 from 2007 primarily relates to lower interest rates and a lower average note balance in 2008 as compared to 2007. In the third quarter of 2008, XC made repayments of $100 million under the Master Demand Note, for the early redemption of $100 million Medium Term Notes originally due 2012 through 2018. The decrease in earned income in 2007 from 2006 primarily relates to a lower average note balance due to $325 million in repayments by XC in the second quarter of 2007, which was used to repay maturing and other debt and settle intercompany derivatives.

Interest expense was $9 million, $19 million and $29 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decreases in 2008 and 2007 from the prior year amounts reflected lower average debt levels primarily as a result of regularly scheduled payments as well as our 2008 early redemption of $100 million Medium Term Notes due 2012 through 2018 and our 2007 early redemption of $50 million Medium Term Notes due 2012. $100 million and $296 million of total third party debt payments were made in 2008 and 2007, respectively. See the Capital Resources and Liquidity section below. We have not issued any new debt since 2001.

The mark-to-market valuation of interest rate derivatives and remeasurement of Yen-denominated debt resulted in net losses of $1 million and $3 million in 2007 and 2006, respectively. The net losses were primarily due to changes in interest rates over the period. Our intercompany derivative instruments were settled in June 2007 for $29 million in conjunction with the repayment of our 2% Yen-denominated Medium Term Notes at maturity. We held no derivative instruments in 2008.

Our effective income tax rates were 36.3%, 37.3% and 38.3% in 2008, 2007 and 2006 respectively, all reflective of the U.S. statutory rate of 35% and state income taxes.

Application of Critical Accounting Policies

In preparing the financial statements and accounting for the underlying transactions and balances, we apply our financial policies as disclosed in our Notes to the Financial Statements. The application of our accounting policies generally does not involve significant estimates or management’s judgment.

CAPITAL RESOURCES AND LIQUIDITY

Our liquidity is dependent on the continued liquidity of XC. Due to our cessation of receivables purchases from XC in 2001 and our sale to XC of portions of our portfolio of contracts receivable, funds collected since 2001 have exceeded cash usage requirements, and such excess funds have been loaned to XC under the interest-bearing Master Demand Note. We will demand repayment of these loan amounts, as and to the extent necessary, to repay our maturing debt obligations, fund our operations or for such other purposes that we determine appropriate.

Net cash provided by operating activities was $31 million in 2008 compared to $38 million in 2007 and $23 million in 2006. The decrease in cash provided by operating activities in 2008 from 2007 primarily reflects lower net income, partially offset by changes in working capital. The increase in cash provided by operating activities in 2007 from 2006 was primarily due to lower tax payments in 2007 of $22 million primarily due to the absence of prior year payments associated with realized taxable gains from the 2005 repayment of debt, as well as a reduction in interest paid of $8 million on lower average debt balances. The increases were partially offset by lower earned income of $15 million.

Net cash provided by investing activities was $69 million in 2008 and $287 million in 2007 compared to net cash used in investing activities of $23 million in 2006. Cash provided by investing activities in 2008 consisted of $100 million increase from our collections on the demand note used to repay debt, offset by a reduction of $31 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $57 million from interest on the Master Demand Note, net of $26 million of collections we used for the payment of taxes and interest). Cash provided by investing activities for the year ended December 31, 2007 consisted of collections on the demand note of $325 million used to repay maturing and other debt and to settle intercompany derivatives, partially offset by a reduction of $38 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $88 million from interest on the demand loan, net of $50 million of collections we used for the payment of taxes and interest). Cash used in investing for the year ended December 31, 2006 consisted of $103 million of additional loans to Xerox from interest on the demand note, partially offset by $80 million of collections on the demand note we used to fund tax payments and interest on third party debt.

Net cash used in financing activities was $100 million for the year ended December 31, 2008, reflecting the early redemption of a portion of our Medium Term Notes as follows:

•	$25 million, 7.20% Medium Term Notes, Due 2012

•	$50 million, 6.50% Medium Term Notes, Due 2013

•	$25 million, 7.00% Medium Term Notes, Due 2018

Net cash used in financing activities was $325 million for the year ended December 31, 2007, reflecting our June 2007 debt repayments of $246 million for our maturing 2.00% Yen-denominated Medium Term Notes, $29 million for the settlement of intercompany derivative instruments economically hedging the Yen-denominated debt and $50 million associated with the early redemption of $50 million, 7.00% Medium Term Notes, Due 2012.

No cash was used in or provided by financing activities in 2006, as there were no debt repayments or borrowings.

As of December 31, 2008, we had $60 million of debt outstanding. Assuming continued liquidity of XC, the amounts due under the Master Demand Note of $1.1 billion as of December 31, 2008 are more than sufficient to meet our remaining maturing obligations.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

Refer to Note 3 - Notes Payable to the Financial Statements for additional information regarding our future contractual cash obligations.

Financial Risk Management

Given the nature of our operations, our exposures are limited to the fixed interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a variable market-based rate.

The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2008, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $2 million.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT TO SHAREHOLDERS WHICH IS INCORPORATED BY REFERENCE IN XEROX COPRORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF INFORMATION INCLUDED IN, OR INCORPORATED BY REFERENCE WITHIN XEROX CORPORATION’S 2008 ANNUAL REPORT ON FORM 10-K FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for each of the three years ended December 31, 2008, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

				Change
(in millions)	2008	2007	2006	2008	2007
Net cash provided by operating activities	$939	$1,871	$1,617	$(932)	$254
Net cash used in investing activities	(441)	(1,612)	(143)	1,171	(1,469)
Net cash used in financing activities	(311)	(619)	(1,428)	308	809
Effect of exchange rate changes on cash and cash equivalents	(57)	60	31	(117)	29

Increase (decrease) in cash and cash equivalents	130	(300)	77	430	(377)
Cash and cash equivalents at beginning of period	1,099	1,399	1,322	(300)	77

Cash and cash equivalents at end of period	$1,229	$1,099	$1,399	$130	$(300)

Cash Flows from Operating Activities

Net cash provided by operating activities was $939 million for the year ended December 31, 2008. The $932 million decrease in cash was primarily due to the following:

•	$330 million decrease in pre-tax income before litigation and restructuring.

•	$615 million decrease due to net payments for the settlement of the securities-related litigation.

•	$90 million decrease due to higher net income tax payments, primarily resulting from the absence of prior year tax refunds.

•	$74 million decrease primarily due to lower benefit and compensation accruals.

•	$71 million decrease due to higher inventory levels as a result of lower equipment and supplies sales in 2008.

•	$136 million increase from accounts receivable due to strong collection effectiveness throughout 2008.

•	$107 million increase from derivatives, primarily due to the termination of certain interest rate swaps in fourth quarter 2008.

Net cash provided by operating activities was $1,871 million for the year ended December 31, 2007. The $254 million increase in cash was primarily due to the following:

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

Cash Flows from Investing Activities

Net cash used in investing activities was $441 million for the year ended December 31, 2008. The $1,171 million increase in cash was primarily due to the following:

•

$1,460 million increase due to less cash used for acquisitions. 2008 acquisitions included $138 million for Veenman B.V. and Saxon Business Systems as compared to $1,568 million for GIS and its additional acquisitions in the prior year.

•	$192 million decrease due to lower funds from escrow and other restricted investments in 2008. The prior year reflected funds received from the run-off of our secured borrowing programs.

•	$134 million decrease in other investing cash flows due to the absence of proceeds from liquidations of short-term investments.

Net cash used in investing activities was $1,612 million for the year ended December 31, 2007. The $1,469 million decrease in cash was primarily due to the following:

•

$1,386 million decrease due to $1,615 million in 2007 acquisitions primarily comprised of $1,568 for GIS and its additional acquisitions and $30 million for Advectis, Inc., as compared to $229 million in acquisitions in 2006 comprised of Amici, LLC and XMPie, Inc.

•	$123 million decrease in other investing cash flows reflecting the absence of the 2006 $122 million distribution related to the sale of investments held by Ridge Re.

•	$65 million decrease due to higher capital and internal use software investments in 2007.

•	$57 million decrease due to higher 2006 proceeds from sales of land, buildings and equipment, which included the sale of our corporate headquarters and a parcel of vacant land.

•	$162 million increase due to a reduction in escrow and other restricted investments in 2007, as we continue to run-off our secured borrowing programs.

Cash Flows from Financing Activities

Net cash used in financing activities was $311 million for the year ended December 31, 2008. The $308 million increase in cash was primarily due to the following:

•

$1,642 million increase from lower net repayments on secured debt. 2007 reflects termination of our secured financing programs with GE in the United Kingdom and Canada of $634 million and Merrill Lynch in France for $469 million as well as the repayment of secured borrowings to DLL of $153 million. The remainder reflects lower payments associated with our GE U.S. secured borrowings.

•

$888 million decrease from lower net cash proceeds from unsecured debt. 2008 reflects the issuance of $1.4 billion in Senior Notes, $250 million from a private placement borrowing and net payments of $354 million on the Credit Facility and $370 million on other debt. 2007 reflects the issuance of $1.1 billion Senior Notes, $400 million from private placement borrowings and net proceeds of $600 million on the Credit Facility, offset by net payments of $286 million on other debt.

•	$180 million decrease due to additional purchases under our share repurchase program.

•	$154 million decrease due to common stock dividend payments.

•	$79 million decrease due to lower proceeds from the issuance of common stock, reflecting a decrease in stock option exercises as well as lower related tax benefits.

•	$33 million decrease due to share repurchases related to employee withholding taxes on stock-based compensation vesting.

Net cash used in financing activities was $619 million in year ended December 31, 2007. The $809 million increase in cash was primarily due to the following:

•

$538 million increase due to higher net cash proceeds from unsecured debt. This reflects the May 2007 issuance of the $1.1 billion Senior Notes, the issuances of two zero coupon bonds in 2007 resulting in net proceeds of approximately $400 million, and the net drawdown of $600 million under the 2007 Credit Facility. These higher net proceeds were partially offset by the March 2006 issuance of the $700 million Senior Notes and the August 2006 issuance of an additional $650 million of Senior Notes, as well as, higher repayments on other unsecured debt in 2007 as compared to 2006.

•	$437 million increase due to lower purchases under our share repurchase program as cash was invested in acquisitions.

•	$100 million increase relating to the 2006 payment of our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares.

•	$278 million decrease due to higher net repayments of secured financing. Refer to Note 4-Receivables, net in the consolidated financial statements for further information.

Financing Activities

Customer Financing Activities

We provide equipment financing to the majority of our customers. Because finance leases allow our customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these customer finance leases. We currently fund our customer financing activity through cash generated from operations, cash on hand, borrowings under bank credit facilities and proceeds from capital markets offerings. We also have funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”) referred to as the Loan Agreement.

We have arrangements in certain international countries and domestically through the acquisition of GIS, where third party financial institutions originate lease contracts directly with our customers. In these arrangements, we sell and transfer title of the equipment to these financial institutions. Generally, we have no continuing ownership rights in the equipment subsequent to its sale; therefore, the related receivable and debt are not included in our Consolidated Financial Statements.

The following represents total finance assets associated with our lease or finance operations as of December 31, 2008 and 2007 (in millions):

	2008	2007
Total Finance receivables, net (1)	$7,278	$8,048
Equipment on operating leases, net	594	587

Total finance assets, net	$7,872	$8,635

The reduction of $763 million in Total finance assets, net includes unfavorable currency of $473 million.

(1)

Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Consolidated Balance Sheets as of December 31, 2008 and 2007.

The following tables summarize our debt as of December 31, 2008 and 2007:

(in millions)	2008	2007
Debt secured by finance receivables	$56	$275
Capital leases	9	19

Total Secured Debt	65	294

Senior Notes	7,574	5,781
Credit Facility	246	600
Other Debt	499	789

Total Unsecured Debt	8,319	7,170

Total Debt	$8,384	$7,464

At December 31, 2008, less than 1% of total debt was secured by finance receivables and other assets compared to 4% at December 31, 2007.

(in millions)	2008	2007
Principal Debt Balance	$8,201	$7,465
Less: Net unamortized discount	(6)	(13)
Add: FAS 133 fair value adjustments	189	12

Total Reported Debt	8,384	7,464
Less: Current maturities and short-term debt	(1,610)	(525)

Total long-term debt	$6,774	$6,939

Principal debt balance at December 31, 2008 and 2007 includes short-term debt of $61 million and $99 million, respectively. Refer to Note 11 – Debt in the Consolidated Financial Statements for additional information regarding the above balances.

Liquidity, Financial Flexibility and Other Financing Activity

Liquidity

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The following is a discussion of our liquidity position as of December 31, 2008:

•

As of December 31, 2008, total cash and cash equivalents was $1.2 billion and our borrowing capacity under our Credit Facility was $1.7 billion, reflecting $246 million outstanding borrowings and no outstanding letters of credit. In addition we currently have approximately $1.0 billion available under the Loan Agreement through 2010, which has not been accessed in almost three years.

•

We have consistently delivered strong cash flow from operations over the past three years driven by the strength of our annuity based revenue model. Cash flows from operations were $939 million, $1,871 million and $1,617 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash flows from operations in 2008 included $615 million in net payments for our securities litigation.

•	Our debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2009	$1,610
2010	962
2011	802
2012	1,169
2013	1,138
2014	69
2015	—
2016	950
2017	501
2018 and thereafter	1,000

Total	$8,201

On January 15, 2009, we repaid in-full at maturity, our outstanding U.S. Dollar and Euro-denominated 9.75% Senior Notes. The total repayment of approximately $900 million was made using cash on hand and the proceeds of a $400 million borrowing under our Credit Facility.

Debt Activity

Credit facility: In February 2008, we exercised our right under our $2.0 billion Credit Facility to request a one-year extension of the maturity date. Lenders representing approximately $1.4 billion (or approximately 70%) of the commitments under the Credit Facility agreed to the extension and the portion represented by these Lenders now has a maturity date of April 30, 2013, with the remaining portion of the Credit Facility to mature on April 30, 2012.

In October 2008, we amended our Credit Facility to increase the permitted leverage ratio (debt/consolidated EBITDA) to a fixed ratio of 3.75x. The amendment also included a re-pricing of the Credit Facility such that borrowings will bear interest at LIBOR plus an all-in spread that will vary between 1.25% and 4.00% subject to our credit rating and percent of Credit Facility utilization at the time of borrowing. Based upon our current rating and utilization, the all-in spread is 1.75%.

Capital markets offerings and other: In 2008, we raised net proceeds of $1.4 billion through the issuance of Senior Notes and $250 million from a private placement transaction.

Loan covenants and compliance: At December 31, 2008, we were in full compliance with the covenants and other provisions of the Credit Facility, our Senior Notes and the Loan Agreement. We have the right to prepay any outstanding loans or to terminate the Credit Facility without penalty. Failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers’ purchase of Xerox equipment.

Refer to Note 11 – Debt and Note 4 – Receivables, Net in the Consolidated Financial Statements for additional information regarding the above noted transactions and Loan Agreement, respectively.

Share Repurchase Programs

The Board of Directors has authorized share repurchase programs totaling $4.5 billion through December 31, 2008, which included additional authorizations of $1.0 billion in both January and July of 2008. Since launching this program in October 2005, we have repurchased 194.1 million shares, totaling approximately $2.9 billion. Refer to Note 17 – Shareholders’ Equity – “Treasury Stock” in the Consolidated Financial Statements for further information regarding our share repurchase programs.

Although we have $1.6 billion remaining authorization, at the current time, we have no immediate plans for further share repurchases.

Dividends

The Board of Directors declared a 4.25 cent per share dividend on common stock in each quarter of 2008.

Financial Instruments

Refer to Note 13 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our derivative financial instruments.

Credit Ratings

We are currently rated investment grade by all major rating agencies. As of January 31, 2009 the ratings were as follows:

	Senior Unsecured Debt	Outlook
Moody’s	Baa2	Positive
Standard & Poors (“S&P”)	BBB	Stable
Fitch	BBB	Stable

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008.

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

Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not Required.

Item 11.	Executive Compensation

Not Required.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not Required.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not Required.

Item 14.	Principal Accounting Fees and Services

Audit services are provided by PricewaterhouseCoopers LLP in conjunction with the audit of XC, and are included in the operating support we receive from XC, as discussed in Note 1 - Summary of Significant Accounting Policies to the Financial Statements. All fees associated with audit services are paid by XC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Index to Financial Statements filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Income for each of the years in the three-year period ended December 31, 2008

Statements of Shareholder’s Equity for each of the years in the three-year period ended December 31, 2008

Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008

Notes to Financial Statements

(2)	Supplemental Data:

Quarterly Results of Operations (unaudited)

(3)	Index of Exhibits:

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

February 25, 2009

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 25, 2009

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
Chairman and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Xerox Credit Corporation:

In our opinion, the accompanying balance sheets and the related statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Xerox Credit Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1, the Company and its ultimate parent, Xerox Corporation, engage in extensive intercompany transactions and the Company receives all of its operational and administrative support from Xerox Corporation. Such transactions cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties. Additionally, as disclosed in Note 2, the Company had notes receivable from Xerox Corporation at December 31, 2008 amounting to $1.1 billion. Accordingly, the Company is dependent on Xerox Corporation complying with its contractual obligations.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Stamford, CT

February 25, 2009

XEROX CREDIT CORPORATION

BALANCE SHEETS

(in millions)

	December 31,
	2008	2007
ASSETS
Assets:
Note receivable - Xerox Corporation	$1,088	$1,157
Other assets	2	3

Total Assets	$1,090	$1,160

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable after one year	60	160
Due to Xerox Corporation, net	3	2
Other liabilities	1	2

Total Liabilities	64	164

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained earnings	784	754

Total Shareholder’s Equity	1,026	996

Total Liabilities and Shareholder’s Equity	$1,090	$1,160

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF INCOME

(in millions)

	Year Ended December 31,
	2008	2007	2006
Earned Income from Xerox note receivable	$57	$88	$103

Expenses:
Interest	9	19	29
Loss on derivative instruments, net	—	1	3
General and administrative	1	1	—

Total Expenses	10	21	32

Income before income taxes	47	67	71
Provision for income taxes	17	25	27

Net income	$30	$42	$44

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF SHAREHOLDER’S EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2006	$23	$219	$668	$—	$910
Net Income/Comprehensive Income	—	—	44	—	44

Balance at December 31, 2006	23	219	712	—	954
Net Income/Comprehensive Income	—	—	42	—	42

Balance at December 31, 2007	23	219	754	—	996
Net Income/Comprehensive Income	—	—	30	—	30

Balance at December 31, 2008	$23	$219	$784	$—	$1,026

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$30	$42	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	—	(1)	(2)
Loss on derivative instruments, net	—	1	3
Net change in other assets and other liabilities	1	(4)	(22)

Net cash provided by operating activities	31	38	23

Cash Flows from Investing Activities
Net repayments of loans from (to) Xerox Corporation	69	287	(23)

Net cash provided by (used in) investing activities	69	287	(23)

Cash Flows from Financing Activities
Cash payments on debt	(100)	(296)	—
Settlement of derivative instruments	—	(29)	—

Net cash used in financing activities	(100)	(325)	—

Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

Note 1 - Summary of Significant Accounting Policies

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

Our remaining operating activities consist of servicing our third-party debt which, as of December 31, 2008, totaled $60.

Since all services necessary to our business are provided by XC, we share facilities and do not have separate infrastructure or employees. The Company and XC engage in extensive intercompany transactions and we receive all of our operational and administrative support from XC. Our financial statements reflect an allocation of general and administrative expenses for those costs incurred by XC on our behalf. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity

Since the Master Demand Note from XC represents our sole monetary asset, our liquidity is dependent upon the liquidity of XC. Xerox’s liquidity is a function of its ability to successfully generate cash flows from a combination of efficient operations and improvements therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of December 31, 2008, Xerox’s total cash and cash equivalents was $1.23 billion, and Xerox’s borrowing capacity under its Credit Facility was $1.7 billion, reflecting outstanding borrowings of $246 million. Xerox also has funding available through a secured borrowing arrangement with GECC. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Revenue Recognition

We recognize revenue associated with the Master Demand Note in accordance with its contractual terms as described in Note 2 – Due to/from Xerox.

Fair Value of Financial Instruments

The fair value of notes payable and interest rate swaps are discussed in Note 3 – Notes Payable and Note 4 – Financial Instruments.

New Accounting Standards and Accounting Changes

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

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

Note 2 - Due to/from Xerox

At December 31, 2008 demand loans to XC totaled $1,088. The demand loans are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”). As of December 31, 2008, the Master Demand Note was our sole monetary asset. Amounts outstanding under the Master Demand Note, up to a balance of $2,750, bear interest at a rate (the “Effective Rate”) equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Demand Note) plus (ii) 2.00% (200 basis points). The Effective Rate was 3.75% at December 31, 2008. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of our income tax provision as determined in accordance with our Tax Allocation Agreement with XC. Amounts payable to XC were $3 and $2 as of December 31, 2008 and 2007, respectively, and are reported in our balance sheets as Due to Xerox Corporation, net.

Note 3 - Notes Payable

A summary of Medium Term Notes payable at December 31, 2008 and 2007 follows:

(in millions)	Weighted Average Interest Rate at December 31, 2008	2008	2007
Notes due 2012	—	$—	$25
Notes due 2013 (1)	6.42%	10	60
Notes due 2014 (1)	6.06%	50	50
Notes due 2018	—	—	25

Total Notes Payable after one year		$60	$160

(1)	Medium Term Notes due in 2013 and 2014 are callable by us.

Cash interest paid on notes payable for 2008, 2007 and 2006 was $9, $20, and $28, respectively.

At December 31, 2008 and 2007, carrying values of notes payable totaled $60 and $160, respectively. The fair values of our notes payable at December 31, 2008 and 2007 were $50 and $160, respectively, based on current rates offered to us for debt of similar maturities. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Note 4 - Financial Instruments

Intercompany derivative instruments related to our Japanese Yen-denominated debt were settled in June 2007 for $29 in conjunction with the repayment of our Yen-denominated debt at maturity. We have no derivative instruments outstanding at December 31, 2008.

During 2007 and 2006 we recorded net losses of $1 and $3, respectively, from the mark-to-market valuation of intercompany interest rate derivatives as well as the remeasurement of our Japanese Yen-denominated debt. In addition, for the years ended December 31, 2007 and 2006, we recorded $5 and $9, respectively, as a component of interest expense presented in our Statements of Income, relating to intercompany cross-currency interest rate derivative instruments with XC.

Note 5 - Income Taxes

XCC is included within the consolidated XC U.S. Federal income tax return and the XC unitary state income tax returns. We record our federal tax provision using the separate return method and record our state income tax provisions using a pro-rata method. Pursuant to our Tax Allocation Agreement and other arrangements with XC, we paid taxes of $17, $30 and $52, in 2008, 2007 and 2006, respectively.

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

The components of income before income taxes and the provision for income taxes were as follows:

(in millions)	2008	2007	2006
Income before income taxes	$47	$67	$71

Federal income taxes
Current	$16	$25	$27
Deferred	—	(1)	(2)
State income taxes
Current	1	1	2

Total provision for income taxes	$17	$25	$27

A reconciliation of the effective tax rate from the U.S. federal statutory income tax rate for the three years ended December 31, 2008 follows:

	2008	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	2.5	2.9
Audit and other tax return adjustments	0.2	(0.2)	0.4

Effective tax rate	36.3%	37.3%	38.3%

There are no deferred tax balances at December 31, 2008 or 2007, respectively.

Unrecognized Tax Benefits and Audit Resolutions

In 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect of adopting FIN 48. The total amount of unrecognized tax benefits as of the date of adoption was $2. The total amount of unrecognized tax benefits at December 31, 2008 and 2007 were $2 and $2, respectively.

Due to the limited geographical scope of our operations, we may be subject to tax examinations as part of our inclusion in the Xerox consolidated federal return or in various state and local jurisdictions. Accordingly, we may record incremental tax expense based upon the more-likely-than-not outcomes of any uncertain tax positions. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2008, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense. In 2008 and 2007, net interest and penalties were immaterial. We had less than $1 accrued for expected interest and penalties associated with unrecognized tax benefits at December 31, 2008 and 2007, respectively.

We file income tax returns in the U.S. federal and various state tax jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2007. With respect to our three major state jurisdictions we are no longer subject to tax examinations as follows: California – before 1998; Illinois – before 2005; and New York – before 2004.

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

Note 6 - Xerox Corporation Support Agreement

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

XEROX CREDIT CORPORATION

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in millions)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2008:
Earned income	$14	$16	$15	$12	$57
Interest expense	3	2	3	1	9
General and administrative expenses	—	1	—	—	1

Income before income taxes	11	13	12	11	47
Provision for income taxes	4	5	4	4	17

Net income	$7	$8	$8	$7	$30

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2007:
Earned income	$25	$25	$20	$18	$88
Interest expense	8	6	3	2	19
Loss on derivative instruments, net	1	—	—	—	1
General and administrative expenses	—	1	—	—	1

Income before income taxes	16	18	17	16	67
Provision for income taxes	6	7	6	6	25

Net income	$10	$11	$11	$10	$42

XEROX CREDIT CORPORATION

Form 10-K

For the Year Ended December 31, 2008

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