Form 10-Q
period 2009-03-31
XEROX CREDIT CORP
filed 2009-05-08
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2008 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CREDIT CORPORATION

Form 10-Q

March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Assets:
Note receivable—Xerox Corporation	$1,092	$1,088
Other assets	2	2

Total Assets	$1,094	$1,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable after one year	$60	$60
Due to Xerox Corporation, net	3	3
Other liabilities	—	1

Total Liabilities	63	64

Shareholders’ Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained earnings	789	784

Total Shareholders’ Equity	1,031	1,026

Total Liabilities and Shareholders’ Equity	$1,094	$1,090

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2009	2008
Earned Income from Xerox note receivable	$9	$14
Expenses:
Interest	1	3

Total Expenses	1	3

Income before income taxes	8	11
Provision for income taxes	3	4

Net Income	$5	$7

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$5	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets and other liabilities	—	2

Net cash provided by operating activities	5	9

Cash Flows from Investing Activities
Net advances to Xerox Corporation	(5)	(9)

Cash Flows from Financing Activities	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

Note 1 – Basis of Presentation

References herein to “we,” “us,” “our” and the “Company” refer to Xerox Credit Corporation unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed interim financial statements in accordance with the accounting policies described in our 2008 Annual Report on Form 10-K (“2008 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Financial Statements in conjunction with the financial statements included in our 2008 Annual Report.

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

Note 2 – Due to/from Xerox

Demand loans to XC totaled $1,092 and the interest rate in effect at March 31, 2009 was 3.74%.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of income taxes as determined in accordance with our Tax Allocation Agreement with XC. The amount payable to XC was $3 as of March 31, 2009 and December 31, 2008. This amount is reported in our Condensed Balance Sheets as Due to Xerox Corporation, net.

Item 2.

XEROX CREDIT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

Results of Operations

Earned income from the Master Demand Note, which represents a demand loan for accumulated cash transfers to XC, was $9 million and $14 million for the first quarters of 2009 and 2008, respectively. The decrease primarily relates to lower interest rates in 2009 as compared to 2008.

Interest expense was $1 million and $3 million for the first quarters of 2009 and 2008, respectively. The decreases relate to lower debt levels primarily as a result of regularly scheduled payments as well as our early redemption of $100 million of debt in the third quarter of 2008.

The effective income tax rate was 37.5% and 37.0% for the first quarters of 2009 and 2008 reflecting the U.S. federal statutory rate of 35.0% and net state income taxes.

Capital Resources and Liquidity

Net cash provided by operating activities was $5 million and $9 million for the first quarters ended March 31, 2009 and 2008, respectively. The decrease reflects lower net income.

Net cash used in investing activities was $5 million and $9 million for the first quarters ended March 31, 2009 and 2008, respectively, and represents net advances to Xerox. 2009 net advances to Xerox consisted of additional loans to Xerox of $9 million from interest on the Master Demand Note, net of $4 million of collections for the payment of taxes and interest. 2008 net advances to Xerox consisted of additional loans to Xerox of $14 million from interest on the Master Demand Note, net of $5 million of collections for the payment of taxes and interest.

There was no cash provided by or used in financing activities for the first quarters of 2009 or 2008.

As of March 31, 2009, we had $60 million of debt outstanding. Of this amount, $10 million matures in 2013 and the remainder matures in 2014. We believe that the amount due under the Master Demand Note from XC of $1.1 billion at March 31, 2009 will be sufficient to meet our remaining obligations as they are redeemed or mature.

Financial Risk Management

Given the nature of our operations, our exposures are limited to the fixed interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a market rate.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XEROX CORPORATION’S CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XEROX CORPORATION CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009 FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

The following table summarizes our cash and cash equivalents:

	Three Months Ended March 31,
(in millions)	2009	2008	Change
Net cash provided by operating activities	$22	$52	$(30)
Net cash used in investing activities	(207)	(65)	(142)
Net cash used in financing activities	(482)	(250)	(232)
Effect of exchange rate changes on cash and cash equivalents	(13)	6	(19)

Decrease in cash and cash equivalents	(680)	(257)	(423)
Cash and cash equivalents at beginning of period	1,229	1,099	130

Cash and cash equivalents at end of period	$549	$842	$(293)

Cash Flows from Operating Activities

Net cash provided by operating activities was $22 million in the first quarter 2009. The $30 million decrease in cash from first quarter 2008 was primarily due to the following:

•	$206 million decrease in pre-tax income before litigation.
•	$50 million decrease due to higher restructuring payments related to previously reported actions.
•	$28 million decrease due to net payments for the settlement of securities-related litigation.
•	$195 million increase from collections on receivables exceeding new billings. Collections in the first quarter 2009 and 2008 include the benefit from the sales of accounts receivables.
•	$24 million increase due to lower inventory growth reflecting inventory supply chain management.
•	$14 million increase due to lower placements of equipment on operating leases reflecting lower install activity.

Cash Flows from Investing Activities

Net cash used in investing activities was $207 million in the first quarter 2009. The $142 million decrease in cash from first quarter 2008 was primarily due to GIS’s acquisition of ComDoc, Inc.

Cash Flows from Financing Activities

Net cash used in financing activities was $482 million in the first quarter 2009. The $232 million decrease in cash from first quarter 2008 was primarily due to the following:

•

$663 million decrease from higher net repayments on other debt. First quarter 2009 reflects the repayment of 2009 Senior Notes of $879 million, net proceeds of $503 million from borrowings under the Credit Facility and net payments of $41 million primarily for foreign short-term borrowings. First quarter 2008 reflects $325 million borrowings under the Credit Facility, partially offset by an $81 million repayment of a Euro bank facility.

•	$335 million increase due to the absence of purchases under the Company’s share repurchase program.

•	$63 million increase due to lower net repayments on secured debt, reflecting continued run-off of our U.S. secured borrowing program.
•	$32 million increase due to the absence of repurchases related to stock-based compensation.

Customer Financing Activities

The following represents our total finance assets associated with our lease and finance operations:

(in millions)	March 31, 2009	December 31, 2008
Total Finance receivables, net (1)	$6,962	$7,278
Equipment on operating leases, net	566	594

Total Finance Assets, net	$7,528	$7,872

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The reduction of $344 million in Total finance assets, net includes unfavorable currency of $178 million.

The following summarizes our debt as of March 31, 2009 and December 31, 2008:

(in millions)	March 31, 2009	December 31, 2008
Principal debt balance	$7,735	$8,201
Less: Net unamortized discount	(6)	(6)
Add: SFAS No. 133 fair value adjustments	170	189

Total Debt	7,899	8,384
Less: current maturities and short-term debt	(641)	(1,610)

Total Long-Term Debt	$7,258	$6,774

Sales of Accounts Receivables

During the first quarter 2009 we sold $237 million of accounts receivables without recourse, as compared to $246 million in the fourth quarter 2008. Fees associated with these sales were approximately $2 million in each period. $228 million of receivables sold remained uncollected by the third party purchaser as of March 31, 2009.

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

We are currently rated investment grade by all major rating agencies. As of March 31, 2009 the ratings for our senior unsecured debt were as follows:

	Senior Unsecured Debt	Outlook

Moody’s	Baa2	Stable

Standard & Poors (“S&P”)	BBB	Negative

Fitch	BBB	Negative

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

The following is a discussion of our liquidity position as of March 31, 2009:

•

As of March 31, 2009, total cash and cash equivalents was $549 million and our borrowing capacity under our Credit Facility was $1.2 billion, reflecting $749 million outstanding borrowings and no outstanding letters of credit. In addition, we currently have approximately $1.0 billion available under the Loan Agreement through 2010, which has not been accessed in almost three years.

•

Cash flows from operations were $22 million and $52 million for the three months ended March 31, 2009 and 2008, respectively. Cash flows from operations were $939 million for the 2008 full-year and included $615 million in net payments for securities litigation. We expect 2009 full-year operating cash flows of about $1.3 billion.

•

First quarter 2009 total debt decreased by $485 million and we expect to reduce debt by over $1 billion for the full-year. Our debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q2 2009	$29
Q3 2009	448
Q4 2009	158
2010	966
2011	802
2012	1,325
2013	1,485
2014	69
2015	—
2016	951
2017	501
2018 and thereafter	1,001

Total	$7,735

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

In February 2009, we signed a six year contract with Hindustan Computers Limited (“HCL”) for approximately $100 million for mid range processing services in North America and Europe. This contract replaces the EDS server management contract, which expires in June 2009.

Financial Risk Management

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Yen, Euro, and Pound Sterling. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment. Certain of our derivatives that do not qualify for hedge accounting are effective as economic hedges. These derivative contracts are likewise required to be recognized each period at fair value and therefore do result in some level of volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 9 – Financial Instruments – for further discussion and information on our financial risk management strategies.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009.

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

As of March 31, 2009, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of March 31, 2009, Xerox’s total cash and cash equivalents was $549 million, and its borrowing capacity under its Credit Facility was $1.2 billion, reflecting outstanding borrowings of $749 million. Xerox also has funding available through a secured borrowing arrangement with General Electric Capital Corporation. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

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

XEROX CREDIT CORPORATION
(Registrant)

Date: May 8, 2009	BY:	/s/ John F. Rivera
John F. Rivera
Vice President, Treasurer and Chief Financial Officer

Exhibit Index

Exhibit 3	(a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3	(b)	By-Laws of Registrant, as amended and restated through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

Exhibit 31	(a)	Certification of CEO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31	(b)	Certification of CFO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.