Form 10-Q
period 2009-09-30
XEROX CREDIT CORP
filed 2009-10-30
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of September 30, 2009
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and our 2008 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CREDIT CORPORATION

Form 10-Q

September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Assets:
Note receivable - Xerox Corporation	$1,105	$1,088
Other assets	2	2

Total Assets	$1,107	$1,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable after one year	$60	$60
Due to Xerox Corporation, net	4	3
Other liabilities	—	1

Total Liabilities	64	64

Shareholders’ Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in capital	219	219
Retained earnings	801	784

Total Shareholders’ Equity	1,043	1,026

Total Liabilities and Shareholders’ Equity	$1,107	$1,090

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earned Income from Xerox note receivable	$11	$15	$31	$45

Expenses:
Interest	1	3	3	8
General and administrative	1	—	1	1

Total Expenses	2	3	4	9

Income before income taxes	9	12	27	36
Provision for income taxes	3	4	10	13

Net Income	$6	$8	$17	$23

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$17	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets and other liabilities	1	3

Net cash provided by operating activities	18	26

Cash Flows from Investing Activities
Net (advances to) repayments from Xerox Corporation	(18)	74

Cash Flows from Financing Activities
Cash payments on debt	—	(100)
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

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

Note 2 - Due to/from Xerox

Demand loans to XC totaled $1,105 and the interest rate in effect at September 30, 2009 was 3.63%.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of income taxes as determined in accordance with our Tax Allocation Agreement with XC. The amount payable to XC was $4 as of September 30, 2009 and $3 as of December 31, 2008. This amount is reported in our Condensed Balance Sheet as Due to Xerox Corporation, net.

Note 3 - Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting this date, that is, whether this date represents the date the financial statements were issued or were available to be issued. This guidance is effective for our third quarter ended September 30, 2009.

Note 4 – Subsequent Events

We have performed an evaluation of subsequent events through October 30, 2009, which is the date the financial statements were issued.

Item 2.

XEROX CREDIT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

Results of Operations

Earned income from the Master Demand Note, which represents a demand loan for accumulated cash transfers to XC, was $11 million and $15 million for the third quarters of 2009 and 2008, respectively, and $31 million and $45 million for the nine months ended September 30, 2009 and 2008, respectively. The decreases in 2009 primarily relate to lower interest rates on the Master Demand Note balance as compared to 2008 comparable periods.

Interest expense was $1 million and $3 million for the third quarters of 2009 and 2008, respectively, and $3 million and $8 million for the nine months ended September 30, 2009 and 2008, respectively. The decreases relate to lower debt levels primarily as a result of scheduled repayments and debt maturities as well as our early redemption of $100 million of debt in the third quarter of 2008.

The effective income tax rate was 37.7% and 37.3% for the third quarters of 2009 and 2008 respectively, and 37.5% and 37.3% for the nine months ended September 30, 2009 and 2008, respectively, reflecting the U.S. federal statutory rate of 35.0% and net state income taxes.

Capital Resources and Liquidity

Net cash provided by operating activities was $18 million and $26 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease primarily reflects lower net income.

Net cash used in investing activities was $18 million for the nine months ended September 30, 2009, and represents net advances to Xerox. Net cash provided by investing activities was $74 million for the 2008 comparable period. 2009 net advances to Xerox consisted of additional loans to Xerox of $31 million from interest on the Master Demand Note, net of $13 million of collections for the payment of taxes and interest. Cash provided by investing activities in 2008 consisted of $100 million increase from our collections on the demand note used to repay debt, offset by a reduction of $26 million of net advances to Xerox.

There was no cash provided by or used in financing activities for the nine months ended September 30, 2009. Net cash used in financing activities was $100 million for the nine months ended September 30, 2008 and reflects the early redemption of a portion of our Medium Term Notes.

As of September 30, 2009, we had $60 million of debt outstanding. Of this amount, $10 million matures in 2013 and the remainder matures in 2014. We believe that the amount due under the Master Demand Note from XC of $1.1 billion at September 30, 2009 will be sufficient to meet our remaining obligations as they are redeemed or mature.

Financial Risk Management

Given the nature of our operations, our exposures are limited to the fixed interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a market rate.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XEROX CORPORATION’S CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XEROX CORPORATION CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009 FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

The following table summarizes our cash and cash equivalents:

	Nine Months Ended September 30,
(in millions)	2009	2008	Change
Net cash provided by operating activities	$1,241	$754	$487
Net cash used in investing activities	(274)	(706)	432
Net cash used in financing activities	(1,054)	(251)	(803)
Effect of exchange rate changes on cash and cash equivalents	17	(23)	40

Decrease in cash and cash equivalents	(70)	(226)	156
Cash and cash equivalents at beginning of period	1,229	1,099	130

Cash and cash equivalents at end of period	$1,159	$873	$286

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,241 million for the nine months ended September 30, 2009. The $487 million increase in cash from the nine months ended September 30, 2008 was primarily due to the following:

•	$438 million decrease in pre-tax income before litigation and restructuring.

•	$438 million increase from accounts receivables, reflecting lower revenue, improved collections and benefits from the sales of accounts receivables.

•	$334 million increase as a result of lower inventory levels, reflecting focused supply chain actions in light of lower sales volume.

•	$174 million increase due to lower contributions to our defined pension benefit plans.

•	$57 million increase due to lower placements of equipment on operating leases reflecting lower install activity.

•	$28 million increase due to higher net run-off of finance receivables.

•	$139 million decrease due to higher restructuring payments associated with previously reported actions.

Cash Flows from Investing Activities

Net cash used in investing activities was $274 million for the nine months ended September 30, 2009. The $432 million increase in cash from the nine months ended September 30, 2008 was primarily due to the following:

•	$401 million increase due to lower escrow and other restricted investments. 2008 reflects the funding of the escrow account for the Carlson litigation settlement.

•	$100 million increase due to lower capital expenditures (including internal use software), reflecting focused management of our capital requirements.

•	$56 million decrease primarily due to the absence of insurance proceeds for the Carlson litigation settlement received in 2008.

•	$21 million decrease due to lower cash receipts from asset sales.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,054 million for the nine months ended September 30, 2009. The $803 million decrease in cash from the nine months ended September 30, 2008 was primarily due to the following:

•

$1,771 million decrease due to lower net debt proceeds. 2009 reflects the repayment of the 2009 Senior Notes of $879 million, net payments of $448 million for two Zero Coupon Notes, net payments of $246 million on the Credit Facility, and net payments of $48 million primarily for foreign short-term borrowings. These payments were partially offset by the issuance of $750 million in Senior Notes. 2008 reflects the issuance of $1.4 billion in Senior Notes and $250 million in Zero Coupon Notes, and net payments of $352 million on the Credit Facility and $398 million on other debt.

•	$804 million increase due to the absence of purchases under the Company’s share repurchase program.

•	$142 million increase primarily due to lower debt payments on secured financings.

•	$22 million increase due to the absence of repurchases related to stock-based compensation.

Customer Financing Activities

The following represents our Total finance assets associated with our lease and finance operations:

(in millions)	September 30, 2009	December 31, 2008
Total Finance receivables, net (1)	$7,023	$7,278
Equipment on operating leases, net	550	594

Total Finance Assets, net	$7,573	$7,872

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The reduction of $299 million in Total finance assets, net includes favorable currency of $238 million.

The following summarizes our debt:

(in millions)	September 30, 2009	December 31, 2008
Principal debt balance	$7,283	$8,201
Net unamortized discount	(7)	(6)
SFAS No. 133 fair value adjustments (Topic ASC 815)	170	189

Total Debt	7,446	8,384
Less: Current maturities and short-term debt	1,149	(1,610)

Total Long-Term Debt	$6,297	$6,774

Our lease contracts permit customers to pay for equipment over time rather than at the date of installation, therefore, we maintain a certain level of debt that we refer to as financing debt, to support our investment in these lease contracts, which are reflected in Total finance assets, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2009	December 31, 2008
Financing debt (2)	$6,626	$6,888
Core debt	820	1,496

Total Debt	$7,446	$8,384

(2)

Financing debt includes $6,145 million and $6,368 million as of September 30, 2009 and December 31, 2008, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Sales of Accounts Receivables

During the third quarter 2009, we sold $349 million of accounts receivables without recourse, as compared to $373 million in the second quarter 2009 and $146 million in the third quarter 2008. Fees associated with these sales were approximately $3 million, $3 million and $1 million, respectively. $335 million of receivables sold to date remained uncollected by the third party purchasers as of September 30, 2009. We do not have any current or future liability for these non-recourse sales.

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

We are currently rated investment grade by all major rating agencies. As of September 30, 2009 the ratings for our senior unsecured debt were as follows:

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

The following is a discussion of our liquidity position as of September 30, 2009:

•

As of September 30, 2009, total cash and cash equivalents was $1.2 billion and our borrowing capacity under our Credit Facility was $2 billion, reflecting no outstanding borrowings and no outstanding letters of credit. In addition, we currently have approximately $1.0 billion available under our secured borrowing arrangement with General Electric Capital Corporation (the “Loan Agreement”). This Agreement is in place through 2010, and has not been accessed in almost four years.

•

Cash flows from operations were $1,241 million and $754 million for the nine months ended September 30, 2009 and 2008, respectively. Cash flows from operations were $939 million for the 2008 full-year and included $615 million in net payments for securities litigation. We expect 2009 full-year operating cash flows of about $1.7 billion.

During the nine months ended September 30, 2009, total debt decreased by $938 million, and we expect to reduce debt by over $1 billion for the full year. Our debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q4 2009	$181
2010	967
2011	802
2012	1,100
2013	961
2014	819
2015	—
2016	951
2017	501
2018	1,001
2019 and thereafter	—

Total	$7,283

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

In July 2009, we signed a five year contract with International Business Machines for approximately $70 million for mid-range applications support in North America. This contract replaces the EDS contract which expires in mid 2010.

In April 2009, we signed two seven year contracts with Computer Sciences Corporation (“CSC”) for approximately $40 million for mainframe application development and maintenance services and $51 million for mainframe computing services support in North America. These contracts replace the EDS mainframe applications, maintenance and support and mainframe process contracts in North America, which expire in June 2010 and December 2013, respectively.

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

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009.

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

As of September 30, 2009, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of September 30, 2009, Xerox’s total Cash and cash equivalents was $1.2 billion, and its borrowing capacity under its Credit Facility was $2 billion, reflecting no outstanding borrowings. Xerox also has funding available through a secured borrowing arrangement with General Electric Capital Corporation. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

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

XEROX CREDIT CORPORATION
(Registrant)

Date: October 30, 2009	BY:	/S/ JOHN F. RIVERA
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