Form 10-K
period 2009-12-31
XEROX CREDIT CORP
filed 2010-03-04
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number: 001-8133

XEROX CREDIT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	06-1024525
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 4505, 45 Glover Avenue, Norwalk, CT	06856-4505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒	Smaller reporting company:	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2009 was: $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of February 28, 2010
Common Stock	2,000

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

As of December 31, 2009, our sole monetary asset is an interest-bearing Master Demand Note (the “Master Demand Note”) from XC, which represents a demand loan for accumulated cash transfers to XC. We will demand repayment of amounts loaned to XC under the Master Demand Note to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine appropriate.

Our remaining operating activities consist of servicing our third-party debt, which consisted of $60 million as of December 31, 2009. $10 million of our debt matures in 2013 and the remainder matures in 2014. We have no current intention to pay any dividends.

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

As of December 31, 2009, our sole monetary asset is the Master Demand Note from XC. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

Xerox’s net income was $485 million, $230 million and $1.14 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Operating cash flows of Xerox were $2.21 billion, $939 million and $1.87 billion for the years ended December 31, 2009, 2008 and 2007, respectively. 2008 operating cash flows included $615 million of net securities-related litigation payments. XC is currently rated investment grade by all major rating agencies. See Part II, Item 7, Xerox Corporation’s Capital Resources and Liquidity discussion, for ratings as of February 8, 2010.

Xerox’s liquidity is a function of its ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of December 31, 2009, Xerox’s total cash and cash equivalents was $3.8 billion, and its borrowing capacity under its Credit Facility was $2.0 billion, reflecting no outstanding borrowings or letters of credit. Cash and cash equivalents at December 31, 2009 include net proceeds from $2.0 billion Senior Notes issued in December 2009, which were used to fund the acquisition of Affiliated Computer Services in February 2010. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any facilities. Our principal executive offices located in Norwalk, Connecticut, consist of a limited amount of shared space within Xerox headquarters. We are allocated a charge for our usage. These facilities are deemed adequate by management.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Because we are a wholly owned subsidiary, there is no market for our common shares. There were no dividends declared during the five years ended December 31, 2009. There were no repurchases of our common shares during the period covered by this Report.

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

Earned income from the Xerox note receivable represents amounts earned on funds we have advanced to XC under the Master Demand Note, based on established interest rates. Total earned income, consisting of income from the Master Demand Note, was $40 million, $57 million and $88 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in earned income in 2009 from 2008 primarily relates to lower interest rates on the Master Demand Note balance. The decrease in earned income in 2008 from 2007 also relates to lower interest rates as well as a lower average note balance in 2008 as compared to 2007. In the third quarter of 2008, XC made repayments of $100 million under the Master Demand Note, for the early redemption of $100 million Medium Term Notes originally due 2012 through 2018.

Interest expense was $4 million, $9 million and $19 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decreases in 2009 and 2008 from the prior year amounts reflected lower debt levels primarily as a result of scheduled repayments and debt maturities. The 2008 decrease also reflects our 2008 early redemption of $100 million of debt in the third quarter of 2008. See the Capital Resources and Liquidity section below. We have not issued any new debt since 2001.

The mark-to-market valuation of interest rate derivatives and remeasurement of Yen-denominated debt resulted in net losses of $1 million in 2007. The net loss was primarily due to changes in interest rates over the period. Our inter-company derivative instruments were settled in June 2007 for $29 million in conjunction with the repayment of our 2% Yen-denominated Medium Term Notes at maturity. We held no derivative instruments in 2009 or 2008.

Our effective income tax rates were 37.4%, 36.3% and 37.3% in 2009, 2008 and 2007 respectively, reflecting the U.S. federal statutory rate of 35% and net state income taxes.

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

Net cash provided by operating activities was $24 million in 2009 as compared to $31 million and $38 million in 2008 and 2007, respectively. The decreases in cash provided by operating activities in 2009 and 2008 primarily reflect lower net income, partially offset by changes in working capital.

Net cash used in investing activities was $24 million in 2009 as compared to net cash provided by investing activities of $69 million and $287 million in 2008 and 2007, respectively. Cash used in investing activities in 2009 represents net advances to Xerox which consisted of additional loans to Xerox of $40 million from interest on the Master Demand Note, net of $16 million of collections for the payment of taxes and interest. Cash provided by investing activities in 2008 consisted of $100 million increase from our collections on the demand note used to repay debt, offset by a reduction of $31 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $57 million from interest on the Master Demand Note, net of $26 million of collections we used for the payment of taxes and interest). Cash provided by investing activities for the year ended December 31, 2007 consisted of collections on the demand note of $325 million used to repay maturing and other debt and to settle inter-company derivatives, offset by a reduction of $38 million of net advances to Xerox (the net advances consisted of additional loans to Xerox of $88 million from interest on the demand loan, net of $50 million of collections used for the payment of taxes and interest).

No cash was used in or provided by financing activities in 2009, as there were no debt repayments or borrowings.

Net cash used in financing activities was $100 million for the year ended December 31, 2008, reflecting the early redemption of a portion of our Medium Term Notes as follows:

•	$25 million, 7.20% Medium Term Notes, Due 2012

•	$50 million, 6.50% Medium Term Notes, Due 2013

•	$25 million, 7.00% Medium Term Notes, Due 2018

Net cash used in financing activities was $325 million for the year ended December 31, 2007, reflecting our June 2007 debt repayments of $246 million for our maturing 2.00% Yen-denominated Medium Term Notes, $29 million for the settlement of inter-company derivative instruments economically hedging the Yen-denominated debt and $50 million associated with the early redemption of $50 million, 7.00% Medium Term Notes, Due 2012.

As of December 31, 2009, we had $60 million of debt outstanding. Assuming continued liquidity of XC, the amounts due under the Master Demand Note of $1.1 billion as of December 31, 2009 are more than sufficient to meet our remaining maturing obligations.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

Refer to Note 3 – Notes Payable to the Financial Statements for additional information regarding our future contractual cash obligations.

Financial Risk Management

Given the nature of our operations, our exposures are limited to the fixed interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a variable market-based rate.

The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2009, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $1 million.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT TO SHAREHOLDERS WHICH IS INCORPORATED BY REFERENCE IN XEROX COPRORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US”

REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XC’S OPERATIONS, CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF INFORMATION INCLUDED IN, OR INCORPORATED BY REFERENCE WITHIN XEROX CORPORATION’S 2009 ANNUAL REPORT ON FORM 10-K FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the three years ended December 31, 2009, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2009	2008	2007	2009	2008
Net cash provided by operating activities	$2,208	$939	$1,871	$1,269	$(932)
Net cash used in investing activities	(343)	(441)	(1,612)	98	1,171
Net cash provided by (used in) financing activities	692	(311)	(619)	1,003	308
Effect of exchange rate changes on cash and cash equivalents	13	(57)	60	70	(117)

Increase (decrease) in cash and cash equivalents	2,570	130	(300)	2,440	430
Cash and cash equivalents at beginning of year	1,229	1,099	1,399	130	(300)

Cash and Cash Equivalents at End of Year	$3,799	$1,229	$1,099	$2,570	$130

Cash Flows from Operating Activities

Net cash provided by operating activities was $2,208 million for the year ended December 31, 2009. The $1,269 million increase from 2008 was primarily due to the following:

•	$587 million increase due to the absence of payments for securities-related litigation settlements.

•	$433 million increase as a result of lower inventory levels reflecting aggressive supply chain actions in light of lower sales volume.

•	$410 million increase from accounts receivables reflecting the benefits from sales of accounts receivables, lower revenue and strong collection effectiveness.

•

$177 million increase due to lower contributions to our defined pension benefit plans. The lower contributions are primarily in the U.S. as no contributions were required due to the availability of prior years’ credit balances.

•	$116 million increase due to lower net tax payments.

•	$84 million increase due to higher net run-off of finance receivables.

•	$64 million increase due to lower placements of equipment on operating leases reflecting lower install activity.

•	$440 million decrease in pre-tax income before litigation, restructuring and acquisition costs.

•	$139 million decrease due to higher restructuring payments related to prior years’ actions.

•	$54 million decrease due to lower accounts payable and accrued compensation primarily related to lower purchases and the timing of payments to suppliers.

Net cash provided by operating activities was $939 million for the year ended December 31, 2008. The $932 million decrease from 2007 was primarily due to the following:

•	$615 million decrease due to net payments for the settlement of the securities-related litigation.

•	$330 million decrease in pre-tax income before litigation and restructuring.

•	$90 million decrease due to higher net income tax payments, primarily resulting from the absence of prior year tax refunds.

•	$74 million decrease primarily due to lower benefit and compensation accruals.

•	$71 million decrease due to higher inventory levels as a result of lower equipment and supplies sales in 2008.

•	$136 million increase from accounts receivable due to strong collection effectiveness throughout 2008.

•	$107 million increase from derivatives, primarily due to the termination of certain interest rate swaps in fourth quarter 2008.

Cash Flows from Investing Activities

Net cash used in investing activities was $343 million for the year ended December 31, 2009. The $98 million increase from 2008 was primarily due to the following:

•	$142 million increase due to lower capital expenditures (including internal use software), reflecting very stringent spending controls.

•	$21 million decrease due to lower cash proceeds from asset sales.

Net cash used in investing activities was $441 million for the year ended December 31, 2008. The $1,171 million increase from 2007 was primarily due to the following:

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $692 million for the year ended December 31, 2009. The $1,003 million increase from 2008 was primarily due to the following:

•	$812 million increase because no purchases were made under our share repurchase program during 2009.

•	$170 million increase from lower net repayments on secured debt.

•	$21 million increase due to lower share repurchases related to employee withholding taxes on stock-based compensation vesting.

•

$3 million decrease due to lower net debt proceeds. 2009 reflects the repayment of $1,029 million for Senior Notes due in 2009, net payments of $448 million for Zero Coupon Notes, net payments of $246 million on the Credit Facility, net payments of $35 million primarily for foreign short-term borrowings and $44 million of debt issuance costs for the Bridge Loan Facility commitment, which was recently terminated. These payments were partially offset by net proceeds of $2,725 million from the issuance of Senior Notes in May and December 2009. 2008 reflects the issuance of $1.4 billion in Senior Notes, $250 million in Zero Coupon Notes and net payments of $354 million on the Credit Facility and $370 million on other debt.

Net cash used in financing activities was $311 million for the year ended December 31, 2008. The $308 million increase from 2007 was primarily due to the following:

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

Financing Activities, Credit Facility and Capital Markets

Customer Financing Activities

We provide lease equipment financing to the majority of our customers. Our lease contracts permit customers to pay for equipment over time rather than at the date of installation. Our investment in these contracts is reflected in Total finance assets, net. We currently fund our customer financing activity through cash generated from operations, cash on hand, borrowings under bank credit facilities and proceeds from capital markets offerings.

We have arrangements in certain international countries and domestically through GIS, where third party financial institutions independently provide lease financing, on a non-recourse basis to Xerox, directly to our customers. In these arrangements, we sell and transfer title of the equipment to these financial institutions. Generally, we have no continuing ownership rights in the equipment subsequent to its sale; therefore, the unrelated third party finance receivable and debt are not included in our Consolidated Financial Statements.

The following represents Total finance assets associated with our lease and finance operations as of December 31, 2009 and 2008:

(in millions)	2009	2008
Total Finance receivables, net (1)	$7,027	$7,278
Equipment on operating leases, net	551	594

Total Finance Assets, net	$7,578	$7,872

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Consolidated Balance Sheets as of December 31, 2009 and 2008.

The decrease of $294 million in Total finance assets, net includes favorable currency of $224 million.

We maintain a certain level of debt, referred to as financing debt, in order to support our investment in our lease contracts. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets for this financing aspect of our business. Based on this leverage, the following represents the breakdown of Total debt between financing debt and core debt as of December 31, 2009 and 2008:

(in millions)	2009	2008
Financing debt (1)	$6,631	$6,888
Core debt (2)	2,633	1,496

Total Debt	$9,264	$8,384

(1)	Financing debt includes $6,149 million and $6,368 million as of December 2009 and 2008, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.
(2)	Core debt at December 31, 2009 includes the $2.0 billion Senior Notes issuance which was used to fund the acquisition of ACS.

The following summarizes our debt:

(in millions)	2009	2008
Principal debt balance (3)	$9,122	$8,201
Net unamortized discount	(11)	(6)
Fair value adjustments	153	189

Total Debt (3)	9,264	8,384
Less: Current maturities and short-term debt	(988)	(1,610)

Total Long-term Debt (3)	$8,276	$6,774

(3)	Total debt at December 31, 2009 includes the $2.0 billion Senior Notes issuance which was used to fund the acquisition of ACS.

Principal debt balance at December 31, 2008 includes short-term debt of $61 million. Refer to Note 11 – Debt in the Consolidated Financial Statements for additional information regarding the above balances.

Financial Instruments

Refer to Note 13 – Financial Instruments in the Consolidated Financial Statements for additional information regarding our derivative financial instruments.

Share Repurchase Programs

Refer to Note 17 – Shareholders’ Equity – “Treasury Stock” in the Consolidated Financial Statements for further information regarding our share repurchase programs.

Dividends

The Board of Directors declared a 4.25 cent per share dividend on common stock in each quarter of 2009 and 2008.

Credit Facility

In October 2009, in connection with our anticipated acquisition of ACS, we amended our $2.0 billion Credit Facility and entered into a Bridge Loan Facility commitment as noted below. The Credit Facility amendment extended the maximum permitted leverage ratio of 4.25x through September 30, 2010, which will change to 4.00x through December 31, 2010, and to 3.75x thereafter. The amendment also included the following changes:

•

The definition of principal debt was changed such that principal debt was calculated as of December 31, 2009 net of cash proceeds from the Senior Notes issued in connection with the pre-funding of the ACS acquisition.

•

A portion of the Credit Facility that had a maturity date of April 30, 2012, was extended to a maturity date of April 30, 2013, consistent with the majority of the facility. Accordingly, after this amendment, approximately $1.6 billion, or approximately 80% of the Credit Facility, has a maturity date of April 30, 2013.

Capital Markets Offerings

In 2009, we raised net proceeds of $745 million and $1,980 million through the issuance of Senior Notes of $750 million in May and $2.0 billion in December, respectively. The net proceeds from the Senior Notes issued in December 2009 were used to fund the acquisition of ACS.

Refer to Note 3 – Acquisitions in the Consolidated Financial Statements for further information regarding the ACS acquisition, as well as Note 11 – Debt in the Consolidated Financial Statements for additional information regarding the Debt activity.

Bridge Loan Facility Commitment

In connection with the agreement to acquire ACS, in September 2009 we entered into a commitment for a syndicated $3.0 billion Bridge Loan Facility with several banks that was to be used for funding the acquisition in the event the transaction closed prior to obtaining permanent financing in the capital markets. Debt issuance costs for the Bridge Loan Facility commitment were $58 million. On December 4, 2009, the debt commitment was reduced to $500 million following our issuance of $2.0 billion of Senior Notes. On January 8, 2010, we terminated the remaining commitment because we concluded we had sufficient liquidity to complete the ACS acquisition without having to borrow under the Bridge Loan Facility.

Liquidity and Financial Flexibility

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and access to capital markets. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The following is a discussion of our liquidity position as of December 31, 2009:

•

As of December 31, 2009, total cash and cash equivalents was $3.8 billion and our borrowing capacity under our Credit Facility was $2.0 billion, reflecting no outstanding borrowings or letters of credit. Cash and cash equivalents at December 31, 2009 included the net proceeds from the $2.0 billion Senior Notes issued in December 2009, which were used to fund the acquisition of ACS.

•

Over the past three years we have consistently delivered strong cash flow from operations, driven by the strength of our annuity based revenue model. Cash flows from operations were $2,208 million, $939 million and $1,871 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash flows from operations in 2008 included $615 million in net payments for our securities litigation.

•	Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2010	$988
2011	802
2012	1,101
2013	961
2014	819
2015	1,000
2016	950
2017	500
2018	1,001
2019 and thereafter	1,000

Total	$9,122

In February 2010, in connection with the closing of our acquisition of ACS, we borrowed $649 million under our Credit Facility.

Loan Covenants and Compliance

At December 31, 2009, we were in full compliance with the covenants and other provisions of the Credit Facility, our Senior Notes and our Bridge Loan Facility commitment (which was terminated on January 8, 2010). We have the right to prepay any outstanding loans or to terminate the Credit Facility without penalty. Failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers’ purchase of Xerox equipment.

Refer to Note 11 – Debt for further information regarding debt arrangements.

Credit Ratings: We are currently rated investment grade by all major rating agencies. As of February 8, 2010 the ratings were as follows:

	Senior Unsecured Debt	Outlook
Moody’s	Baa2	Stable

Standard & Poors	BBB-	Stable

Fitch	BBB	Negative

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” in Item 7 above is hereby incorporated by reference in answer to this Item.

Item 8.	Financial Statements and Supplementary Data

Our financial statements, together with the report thereon of PricewaterhouseCoopers LLP, are set forth as part of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.(T)	Controls and Procedures

(a)	Disclosure Controls and Procedures

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

Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

March 4, 2010

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 4, 2010

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
Chairman and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Xerox Credit Corporation:

In our opinion, the accompanying balance sheets and the related statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Xerox Credit Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1, the Company and its ultimate parent, Xerox Corporation, engage in extensive inter-company transactions and the Company receives all of its operational and administrative support from Xerox Corporation. Such transactions cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties. Additionally, as disclosed in Note 2, the Company had notes receivable from Xerox Corporation at December 31, 2009 amounting to $1.1 billion. Accordingly, the Company is dependent on Xerox Corporation complying with its contractual obligations.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Stamford, CT

March 4, 2010

XEROX CREDIT CORPORATION

BALANCE SHEETS

(in millions)

	December 31,
	2009	2008
ASSETS
Assets:
Note receivable - Xerox Corporation	$1,112	$1,088
Other assets	1	2

Total Assets	$1,113	$1,090

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Notes payable after one year	60	60
Due to Xerox Corporation, net	4	3
Other liabilities	1	1

Total Liabilities	65	64

Shareholder’s Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained earnings	806	784

Total Shareholder’s Equity	1,048	1,026

Total Liabilities and Shareholder’s Equity	$1,113	$1,090

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF INCOME

(in millions)

	Year Ended December 31,
	2009	2008	2007
Earned Income from Xerox note receivable	$40	$57	$88

Expenses:
Interest	4	9	19
Loss on derivative instruments, net	—	—	1
General and administrative	1	1	1

Total Expenses	5	10	21

Income before income taxes	35	47	67
Provision for income taxes	13	17	25

Net income	$22	$30	$42

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF SHAREHOLDER’S EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2006	$23	$219	712	954
Net Income/Comprehensive Income	—	—	42	42

Balance at December 31, 2007	23	219	754	996
Net Income/Comprehensive Income	—	—	30	30

Balance at December 31, 2008	23	219	$784	$1,026
Net Income/Comprehensive Income	—	—	22	22

Balance at December 31, 2009	$23	$219	$806	$1,048

The accompanying notes are an integral part of these Financial Statements.

XEROX CREDIT CORPORATION

STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$22	$30	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	—	—	(1)
Loss on derivative instruments, net	—	—	1
Net change in other assets and other liabilities	2	1	(4)

Net cash provided by operating activities	24	31	38

Cash Flows from Investing Activities
Net (advances to) repayments from Xerox Corporation	(24)	69	287

Cash Flows from Financing Activities
Cash payments on debt	—	(100)	(296)
Settlement of derivative instruments	—	—	(29)

Net cash used in financing activities	—	(100)	(325)

Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

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

Our remaining operating activities consist of servicing our third-party debt which, as of December 31, 2009, totaled $60.

Since all services necessary to our business are provided by XC, we share facilities and do not have separate infrastructure or employees. The Company and XC engage in extensive inter-company transactions and we receive all of our operational and administrative support from XC. Our financial statements reflect an allocation of general and administrative expenses for those costs incurred by XC on our behalf. By their nature, transactions involving related parties cannot be presumed to be carried out on the same basis as transactions among wholly-unrelated parties.

Liquidity

Since the Master Demand Note from XC represents our sole monetary asset, our liquidity is dependent upon the liquidity of XC. Xerox’s liquidity is a function of its ability to successfully generate cash flows from a combination of efficient operations and improvements therein, access to capital markets, securitizations, funding from third parties and borrowings secured by Xerox’s finance receivables portfolios. As of December 31, 2009, Xerox’s total cash and cash equivalents was $3.8 billion, and Xerox’s borrowing capacity under its Credit Facility was $2.0 billion, reflecting no outstanding borrowings. Cash and cash equivalents at December 31, 2009 include net proceeds from $2.0 billion Senior Notes issued in December 2009, which were used to fund the acquisition of Affiliated Computer Services in February 2010. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Revenue Recognition

We recognize revenue associated with the Master Demand Note in accordance with its contractual terms as described in Note 2 – Due to/from Xerox.

Fair Value of Financial Instruments

The fair value of notes payable and interest rate swaps are discussed in Note 3 – Notes Payable and Note 4 – Financial Instruments.

New Accounting Standards and Accounting Changes

In 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, unless otherwise indicated)

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASU’s which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for our second quarter ended June 30, 2009.

Note 2 - Due to/from Xerox

At December 31, 2009 demand loans to XC totaled $1,112. The demand loans are evidenced by the amended Master Demand Note with XC (the “Master Demand Note”). As of December 31, 2009, the Master Demand Note was our sole monetary asset. Amounts outstanding under the Master Demand Note, up to a balance of $2,750, bear interest at a rate (the “Effective Rate”) equal to the sum of (i) the simple average of the H.15 Two-Year Swap Rate and the H.15 Three-Year Swap Rate (each as defined in the Master Demand Note) plus (ii) 2.00% (200 basis points). The Effective Rate was 3.47% at December 31, 2009. The H.15 is a Federal Reserve Board Statistical Release (published weekly) that contains daily interest rates for selected U.S. Treasury, money market and capital markets instruments. We will demand repayment of these loan amounts from XC to the extent necessary to repay our maturing debt obligations, fund our operations or for such other purposes that we determine to be appropriate.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of our income tax provision as determined in accordance with our Tax Allocation Agreement with XC. Amounts payable to XC were $4 and $3 as of December 31, 2009 and 2008, respectively, and are reported in our balance sheets as Due to Xerox Corporation, net.

Note 3 - Notes Payable

A summary of Medium Term Notes payable at December 31, 2009 and 2008 follows:

(in millions)	Weighted Average Interest Rate at December 31, 2009	2009	2008
Notes due 2013	6.42%	10	10
Notes due 2014	6.06%	50	50

Total Notes Payable after one year (1)		$60	$60

(1)	Medium Term Notes due in 2013 and 2014 are callable by us.

Cash interest paid on notes payable for 2009, 2008 and 2007 was $4, $9, and $20, respectively.

At December 31, 2009 and 2008, carrying values of notes payable totaled $60. The fair values of our notes payable at December 31, 2009 and 2008 were $64 and $50, respectively, based on current rates offered to us for debt of similar maturities. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Note 4 - Financial Instruments

We had no derivative instruments outstanding at December 31, 2009 or 2008. Inter-company derivative instruments related to our Japanese Yen-denominated debt were settled in June 2007 for $29 in conjunction with the repayment of our Yen-denominated debt at maturity.

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, unless otherwise indicated)

During 2007 we recorded net losses of $1 from the mark-to-market valuation of inter-company interest rate derivatives as well as the remeasurement of our Japanese Yen-denominated debt. In addition, for the year ended December 31, 2007, we recorded $5 as a component of interest expense presented in our Statement of Income, relating to inter-company cross-currency interest rate derivative instruments with XC.

Note 5 - Income Taxes

XCC is included within the consolidated XC U.S. Federal income tax return and the XC unitary state income tax returns. We record our federal tax provision using the separate return method and record our state income tax provisions using a pro-rata method. Pursuant to our Tax Allocation Agreement and other arrangements with XC, we paid income taxes of $12, $17 and $30, in 2009, 2008 and 2007, respectively.

The components of income before income taxes and the provision for income taxes were as follows:

(in millions)	2009	2008	2007
Income before income taxes	$35	$47	$67

Federal income taxes
Current	$12	$16	$25
Deferred	—	—	(1)
State income taxes
Current	1	1	1

Total provision for income taxes	$13	$17	$25

A reconciliation of the effective tax rate from the U.S. federal statutory income tax rate for the three years ended December 31, 2009 follows:

	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	1.1	2.5
Audit and other tax return adjustments	0.3	0.2	(0.2)

Effective tax rate	37.4%	36.3%	37.3%

There are no deferred tax balances at December 31, 2009 or 2008, respectively.

Unrecognized Tax Benefits and Audit Resolutions

Due to the limited geographical scope of our operations, we may be subject to tax examinations as part of our inclusion in the Xerox consolidated federal return or in various state and local jurisdictions. Accordingly, we may record incremental tax expense based upon the more-likely-than-not outcomes of any uncertain tax positions. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2009, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The total amount of unrecognized tax benefits for the years ending December 31, 2009 and 2008 were $2.

We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense. In 2009, 2008 and 2007, net interest and penalties were immaterial. We had less than $1 accrued for expected interest and penalties associated with unrecognized tax benefits at December 31, 2009 and 2008, respectively.

We file income tax returns in the U.S. federal and various state tax jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2007. With respect to our three major state jurisdictions we are no longer subject to tax examinations as follows: California – before 1998; Illinois – before 2006; and New York – before 2004.

XEROX CREDIT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

XEROX CREDIT CORPORATION

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in millions)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2009:
Earned income	$9	$11	$11	$9	$40
Interest expense	1	1	1	1	4
General and administrative expenses	—	—	1	—	1

Income before income taxes	8	10	9	8	35
Provision for income taxes	3	4	3	3	13

Net income	$5	$6	$6	$5	$22

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2008:
Earned income	$14	$16	$15	$12	$57
Interest expense	3	2	3	1	9
General and administrative expenses	—	1	—	—	1

Income before income taxes	11	13	12	11	47
Provision for income taxes	4	5	4	4	17

Net income	$7	$8	$8	$7	$30

XEROX CREDIT CORPORATION

Form 10-K

For the Year Ended December 31, 2009

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