Form 10-Q
period 2010-03-31
XEROX CREDIT CORP
filed 2010-05-06
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2009 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CREDIT CORPORATION

Form 10-Q

March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

ASSETS

	March 31, 2010	December 31, 2009
Assets:
Note receivable - Xerox Corporation	$1,116	$1,112
Other assets	1	1

Total Assets	$1,117	$1,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current portion of notes payable	$10	$—
Notes payable after one year	50	60
Due to Xerox Corporation, net	4	4
Other liabilities	—	1

Total Liabilities	64	65

Shareholders’ Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in-capital	219	219
Retained earnings	811	806

Total Shareholders’ Equity	1,053	1,048

Total Liabilities and Shareholders’ Equity	$1,117	$1,113

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2010	2009
Earned Income from Xerox note receivable	$9	$9
Expenses:
Interest	1	1

Total Expenses	1	1

Income before income taxes	8	8
Provision for income taxes	3	3

Net Income	$5	$5

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$5	$5

Net cash provided by operating activities	5	5

Cash Flows from Investing Activities
Net advances to Xerox Corporation	(5)	(5)

Cash Flows from Financing Activities	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise indicated)

Note 1 - Basis of Presentation

References herein to “we,” “us,” “our” and the “Company” refer to Xerox Credit Corporation unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed interim financial statements in accordance with the accounting policies described in our 2009 Annual Report on Form 10-K (“2009 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Financial Statements in conjunction with the financial statements included in our 2009 Annual Report.

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

Note 2 - Due to/from Xerox

Demand loans to XC totaled $1,116 and the interest rate in effect at March 31, 2010 was 3.44%.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of income taxes as determined in accordance with our Tax Allocation Agreement with XC. The amount payable to XC was $4 as of March 31, 2010 and December 31, 2009. This amount is reported in our Condensed Balance Sheets as Due to Xerox Corporation, net.

Note 3 - Subsequent Event

The Company provided notice of redemption of $10 Medium Term Notes to be redeemed in May 2010. These notes had an original maturity of 2013. The total redemption amount of $10 has been reclassified to the current portion of notes payable, consistent with our intent to redeem these notes.

Item 2.

XEROX CREDIT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC’s MD&A from its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC’s MD&A will relate to events and transactions that do not affect us directly.

Results of Operations

Earned income from the Master Demand Note, which represents a demand loan for accumulated cash transfers to XC, was $9 million for the first quarters of 2010 and 2009 reflecting relatively flat interest rates and balances for the comparable periods.

Interest expense was $1 million for the first quarters of 2010 and 2009.

The effective income tax rate was 37.5% for the first quarters of 2010 and 2009 reflecting the U.S. federal statutory rate of 35.0% and net state income taxes.

Capital Resources and Liquidity

Net cash provided by operating activities was $5 million for the first quarters of 2010 and 2009, reflective of net income for the comparable periods.

Net cash used in investing activities was $5 million for the first quarters of 2010 and 2009 and represents net advances to Xerox. 2010 and 2009 net advances to Xerox consisted of additional loans to Xerox of $9 million from interest on the Master Demand Note, net of $4 million of collections for the payment of taxes and interest.

There was no cash provided by or used in financing activities for the first quarters of 2010 or 2009.

As of March 31, 2010, we had $60 million of debt outstanding. As described in Note 3 to the Condensed Financial Statements, we provided notice of redemption for $10 million of this debt; which will be redeemed in May 2010. We believe that the amount due under the Master Demand Note from XC of $1.1 billion at March 31, 2010 will be sufficient to meet our remaining obligations as they are redeemed or mature.

Financial Risk Management

Given the nature of our operations, our exposures are limited to the fixed interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a market rate.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XEROX CORPORATION’S CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XEROX CORPORATION CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010 FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

Cash Flow Analysis

The following table summarizes our cash and cash equivalents for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in millions)	2010	2009	Change
Net cash provided by operating activities	$375	$22	$353
Net cash used in investing activities	(1,566)	(207)	(1,359)
Net cash used in financing activities	(1,565)	(482)	(1,083)
Effect of exchange rate changes on cash and cash equivalents	(33)	(13)	(20)

Decrease in cash and cash equivalents	(2,789)	(680)	(2,109)
Cash and cash equivalents at beginning of period	3,799	1,229	2,570

Cash and Cash Equivalents at End of Period	$1,010	$549	$461

Cash Flows from Operating Activities

Net cash provided by operating activities was $375 million in the first quarter 2010 reflecting the inclusion of ACS as well as $75 million of cash outflows for acquisition-related costs. The $353 million increase in cash from first quarter 2009 was primarily due to the following:

•

$337 million increase due to higher accounts payable and accrued compensation primarily related to the timing of accounts payable payments, as well as increased compensation, benefit and other accruals.

•	$173 million increase in pre-tax income before restructuring, amortization of purchased intangibles and the Venezuelan currency devaluation.

•	$71 million increase primarily from the settlement of derivative contracts.

•	$48 million increase due to lower restructuring payments for previously reported actions.

•	$28 million increase due to the absence of payments for the settlement of securities-related litigation.

•	$18 million increase due to higher net run-off of finance receivables.

•	$364 million decrease from higher accounts receivables due to higher revenues, the timing of revenue in the quarter and lower sales of receivables as compared to fourth quarter 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,566 million in the first quarter 2010. The $1,359 million decrease in cash from first quarter 2009 was primarily due to the 2010 acquisitions of ACS for $1,495 million and IBS for $29 million as compared to $145 million for GIS’s acquisition of ComDoc, Inc. in 2009.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,565 million in the first quarter 2010. The $1,083 million decrease in cash from first quarter 2009 was primarily due to the following:

•

First quarter 2010 reflects the repayment of $1,733 million of ACS’s debt and $14 million of debt issuance costs for the Bridge Loan Facility commitment, which was terminated in December 2009. These payments were offset by net proceeds of $100 million from borrowings under the Credit Facility and net proceeds of $8 million on other debt. First quarter 2009 reflects the repayment of 2009 Senior Notes of $879 million, net proceeds of $503 million from borrowings under the Credit Facility and net payments of $41 million primarily for foreign short-term borrowings.

•	$115 million increase due to proceeds from the issuance of common stock primarily as a result of the exercise of stock options issued under the former ACS plan.

ACS Acquisition

On February 5, 2010, we acquired all of the outstanding equity of ACS in a cash-and-stock transaction, valued at approximately $6.2 billion, net of cash acquired. The table below details the consideration transferred to acquire ACS:

(in millions)	February 5, 2010
Xerox common stock issued	$4,149
Cash consideration, net of cash acquired	1,495
Value of exchanged stock options	168
Series A convertible preferred stock	349

Net Consideration – cash/non-cash	$6,161

Refer to Note 4, Acquisitions, in the Condensed Consolidated Financial Statements for additional information regarding the ACS acquisition.

Customer Financing Activities

The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2010	December 31, 2009
Total Finance receivables, net (1)	$6,735	$7,027
Equipment on operating leases, net	528	551

Total Finance Assets, net	$7,263	$7,578

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The reduction of $315 million in Total finance assets, net includes unfavorable currency of $149 million.

Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in Total Finance assets, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2010	December 31, 2009
Financing debt (1)	$6,355	$6,631
Core debt	3,609	2,633

Total Debt	$9,964	$9,264

(1)	Financing debt includes $5,893 million and $6,149 million as of March 31, 2010 and December 31, 2009, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes our debt as of March 31, 2010 and December 31, 2009:

(in millions)	March 31, 2010	December 31, 2009
Principal debt balance	$9,791	$9,122
Net unamortized discount	1	(11)
Fair value adjustments	172	153

Total Debt	9,964	9,264
Less: Current maturities and short-term debt	(1,296)	(988)

Total Long-term Debt	$8,668	$8,276

Sales of Accounts Receivables

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell, on an on-going basis, certain accounts receivable without recourse to third-parties. The accounts receivables sold are generally short-term trade receivables with a payment due date of less than 60 days. Accounts receivables sales for the first quarter 2010 and 2009 were as follows:

	Three Months Ended March 31,
(in millions)	2010	2009
Accounts receivable sales	$477	$237
Fees associated with sales	4	2
Prior quarter accounts receivable sales	606	246
Estimated (decrease) increase on operating cash flows(1)	(124)	8

(1)	Generally represents the difference between current and prior quarter receivable sales.

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

We are currently rated investment grade by all major rating agencies. As of March 31, 2010, the ratings were as follows:

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

The following is a discussion of our liquidity position as of March 31, 2010:

•

As of March 31, 2010, total cash and cash equivalents was $1.0 billion and our borrowing capacity under our Credit Facility was $1.9 billion, reflecting $100 million of outstanding borrowings and no letters of credit.

•

Cash flows from operations were $375 million for the three month’s ended March 31, 2010. Over the past two years we have consistently delivered strong cash flow from operations, driven by the strength of our annuity based revenue model. Cash flows from operations were $2,208 million and $939 million for the years ended December 31, 2009 and 2008, respectively.

•	Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q2 2010	$975
Q3 2010	279
Q4 2010	8
2011	824
2012	1,116
2013	1,065
2014	820
2015	1,251
2016	951
2017	501
2018	1,001
2019 and thereafter	1,000

Total	$9,791

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010.

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

As of March 31, 2010, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations and funding from third parties. As of March 31, 2010, Xerox’s total cash and cash equivalents was $1.0 billion, and its borrowing capacity under its Credit Facility was $1.9 billion, reflecting outstanding borrowings of $100 million. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Item 4.	(Removed and Reserved)

Item 6.	Exhibits

Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3 (b)	By-Laws of Registrant, as amended and restated through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

Exhibit 31 (a)	Certification of CEO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31 (b)	Certification of CFO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CREDIT CORPORATION
(Registrant)

Date: May 6, 2010	BY:	/s/ John F. Rivera
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