Form 10-Q
period 2010-06-30
XEROX CREDIT CORP
filed 2010-08-05
CIK 351936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2010
Common Stock	2,000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. The primary factor is the liquidity of our ultimate parent company, Xerox Corporation. Other factors include, but are not limited to, the risks that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and our 2009 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CREDIT CORPORATION

Form 10-Q

June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.

XEROX CREDIT CORPORATION

CONDENSED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

ASSETS

	June 30, 2010	December 31, 2009
Assets:
Note receivable - Xerox Corporation	$1,114	$1,112
Other assets	1	1

Total Assets	$1,115	$1,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current portion of notes payable	$25	$—
Notes payable after one year	25	60
Due to Xerox Corporation, net	6	4
Other liabilities	1	1

Total Liabilities	57	65

Shareholders’ Equity:
Common stock, no par value, 2,000 shares authorized, issued and outstanding	23	23
Additional paid-in capital	219	219
Retained earnings	816	806

Total Shareholders’ Equity	1,058	1,048

Total Liabilities and Shareholders’ Equity	$1,115	$1,113

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earned Income from Xerox note receivable	$10	$11	$19	$20

Expenses:
Interest	1	1	2	2
General and administrative	1	—	1	—

Total Expenses	2	1	3	2

Income before income taxes	8	10	16	18
Provision for income taxes	3	4	6	7

Net Income	$5	$6	$10	$11

The accompanying notes are an integral part of these Condensed Financial Statements.

XEROX CREDIT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$10	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets and other liabilities	3	1

Net cash provided by operating activities	13	12

Cash Flows from Investing Activities
Net advances to Xerox Corporation	(3)	(12)

Cash Flows from Financing Activities
Cash payments on debt	(10)	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

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

Note 2 - Due to/from Xerox

Demand loans to XC totaled $1,114 and the interest rate in effect at June 30, 2010 was 3.32%.

From time to time we receive non-interest bearing advances from XC to primarily cover the unpaid portion of income taxes as determined in accordance with our Tax Allocation Agreement with XC. The amount payable to XC was $6 and $4 as of June 30, 2010 and December 31, 2009, respectively. This amount is reported in our Condensed Balance Sheet as Due to Xerox Corporation, net.

Note 3 - Subsequent Event

The Company provided notice of redemption of our 6.125% Medium Term Notes, to be redeemed in August 2010. The total redemption amount of $25 has been reclassified to the current portion of notes payable, consistent with our intent to redeem these notes. These notes had an original maturity of 2014.

Item 2.

XEROX CREDIT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because our liquidity is dependent upon the liquidity of XC, Item 2 includes both our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and portions of XC's MD&A from its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. Each MD&A, or portion thereof, is separately presented. Certain matters discussed in XC's MD&A will relate to events and transactions that do not affect us directly.

Results of Operations

Earned income from the Master Demand Note, which represents a demand loan for accumulated cash transfers to XC, was $10 million and $11 million for the second quarters of 2010 and 2009, respectively, and $19 million and $20 million for the six months ended June 30, 2010 and 2009, respectively. The decreases in 2010 primarily relate to slightly lower interest rates in 2010 as compared to 2009 as well as a lower average note balance in 2010 due to current year repayments by XC under the Master Demand Note that were used to repay third-party debt in the second quarter of 2010.

Interest expense was $1 million for the second quarters of 2010 and 2009, and $2 million for the six months ended June 30, 2010 and 2009.

The effective income tax rate was 37.0% and 37.4% for the second quarters of 2010 and 2009 respectively, and 37.2% and 37.4% for the six months ended June 30, 2010 and 2009, respectively, reflecting the U.S. federal statutory rate of 35.0% and net state income taxes.

Capital Resources and Liquidity

Net cash provided by operating activities was $13 million and $12 million for the six months ended June 30, 2010 and 2009, respectively. The increase primarily reflects the timing of tax payments to Xerox.

Net cash used in investing activities was $3 million and $12 million for the six months ended June 30, 2010 and 2009, respectively, and represents net advances to Xerox. 2010 net advances to Xerox consisted of additional loans to Xerox of $19 million from interest on the Master Demand Note, net of $6 million of collections for the payment of taxes and interest and $10 million from our collections on the Master Demand Note used to repay debt. 2009 net advances to Xerox consisted of additional loans to Xerox of $20 million from interest on the Master Demand Note, net of $8 million of collections for the payment of taxes and interest.

Net cash used in financing activities was $10 million for the six months ended June 30, 2010 reflecting the early redemption of a portion of our Medium Term Notes. There was no cash provided by or used in financing activities for the six months ended June 30, 2009.

As of June 30, 2010, we had $50 million of debt outstanding. As described in Note 3 to the Condensed Financial Statements, we provided notice of redemption for $25 million of this debt; which will be redeemed in August 2010. The remainder of this debt matures in 2014. We believe that the amount due under the Master Demand Note from XC of $1.1 billion at June 30, 2010 will be sufficient to meet our remaining obligations as they are redeemed or mature.

Financial Risk Management

Given the nature of our operations, our exposures are limited to the fixed interest rate exposures embedded in the remaining unpaid debt and will further decrease over time as debt is repaid. Our Master Demand Note with XC earns interest at a market rate.

READER’S NOTE: THE FOLLOWING DISCUSSION HAS BEEN EXCERPTED DIRECTLY FROM XEROX CORPORATION'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010. DEFINED TERMS HEREIN MAY NOT NECESSARILY HAVE THE SAME MEANING AS THE SAME DEFINED TERMS HAVE IN OTHER PARTS OF THIS DOCUMENT. SUCH TERMS SHOULD BE READ IN THE NARROW CONTEXT IN WHICH THEY ARE DEFINED IN THIS SECTION. REFERENCES TO “WE”, “OUR”, AND “US” REFER TO XEROX CORPORATION. ADDITIONALLY, AMOUNTS AND EXPLANATIONS CONTAINED IN THIS SECTION ARE MEANT TO GIVE THE READER ONLY A GENERAL SENSE OF XEROX CORPORATION'S CAPITAL RESOURCES AND LIQUIDITY. ACCORDINGLY, THESE EXCERPTS SHOULD BE READ IN THE CONTEXT OF THE XEROX CORPORATION CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED IN XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010 FILED SEPARATELY WITH THE SEC.

Capital Resources and Liquidity

Cash Flow Analysis

The following table summarizes our cash and cash equivalents for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
(in millions)	2010	2009	Change
Net cash provided by operating activities	$1,053	$631	$422
Net cash used in investing activities	(1,696)	(243)	(1,453)
Net cash used in financing activities	(2,022)	(400)	(1,622)
Effect of exchange rate changes on cash and cash equivalents	(52)	4	(56)

Decrease in cash and cash equivalents	(2,717)	(8)	(2,709)
Cash and cash equivalents at beginning of period	3,799	1,229	2,570

Cash and Cash Equivalents at End of Period	$1,082	$1,221	$(139)

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,053 million in the six months ended June 30, 2010 reflecting the inclusion of ACS as well as approximately $95 million of cash outflows for acquisition related costs. The $422 million increase in cash from the six months ended June 30, 2009 was primarily due to the following:

•	$510 million increase in pre-tax income before depreciation and amortization, stock-based compensation, litigation, restructuring and the Venezuelan currency devaluation.

•

$460 million increase due to higher accounts payable and accrued compensation primarily related to higher inventory purchases and the timing of accounts payable payments as well as increased compensation, benefit and other accruals.

•	$71 million increase due to lower restructuring payments.

•	$64 million increase primarily from the settlement of derivative contracts.

•

$398 million decrease due to an increase in accounts receivable of $440 million reflecting higher revenues partially offset by collections of $42 million of deferred proceeds from prior quarter sales of receivables.

•	$280 million decrease as a result of higher inventory levels reflecting increased activity.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,696 million for the six months ended June 30, 2010. The $1,453 million decrease in cash from the six months ended June 30, 2009 was primarily due to the following:

•	$1,383 million decrease primarily due to the acquisitions of ACS of $1,495 million and IBS of $29 million in 2010, as compared to $145 million for GIS’s acquisition of ComDoc, Inc. in 2009.

•	$99 million decrease due to higher capital expenditures (including internal use software) primarily as a result of the inclusion of ACS in 2010.

Cash Flows from Financing Activities

Net cash used in financing activities was $2,022 million for the six months ended June 30, 2010. The $1,622 million decrease in cash from the six months ended June 30, 2009 was primarily due to the following:

•

$1,769 million decrease from higher net payments on other debt. 2010 reflects the repayments of $1,733 million of ACS’s debt on the acquisition date and $950 million of Senior Notes, net payments of $40 million on other debt and $14 million of debt issuance costs for the bridge loan facility commitment, which was terminated in December 2009. These payments were offset by net proceeds of $702 million from borrowings under the Credit Facility. 2009 reflects the repayment of the 2009 Senior Notes of $879 million, net payments of $96 million on the Credit Facility and $41 million primarily for foreign short-term borrowings. These payments were partially offset by proceeds from the issuance of $750 million in Senior Notes.

•	$117 million increase due to proceeds from the issuance of common stock primarily as a result of the exercise of stock options issued under the former ACS plans.

•	$37 million increase from lower net repayments on secured debt.

ACS Acquisition

On February 5, 2010, we acquired all of the outstanding equity of ACS in a cash-and-stock transaction, valued at approximately $6.2 billion, net of cash acquired. The table below details the consideration transferred to acquire ACS:

(in millions)	February 5, 2010
Xerox common stock issued	$4,149
Cash consideration, net of cash acquired	1,495
Value of exchanged stock options	168
Series A convertible preferred stock	349

Net Consideration – cash/non-cash	$6,161

Refer to Note 5, Acquisitions, in the Condensed Consolidated Financial Statements for additional information regarding the ACS acquisition.

Customer Financing Activities

The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2010	December 31, 2009
Total Finance receivables, net (1)	$6,392	$7,027
Equipment on operating leases, net	504	551

Total Finance Assets, net	$6,896	$7,578

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The reduction of $682 million in Total finance assets, net includes unfavorable currency of $383 million.

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

(in millions)	June 30, 2010	December 31, 2009
Financing debt (1)	$6,034	$6,631
Core debt	3,583	2,633

Total Debt	$9,617	$9,264

(1)

Financing debt includes $5,593 million and $6,149 million as of June 30, 2010 and December 31, 2009, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes our debt as of June 30, 2010 and December 31, 2009:

(in millions)	June 30, 2010	December 31, 2009
Principal debt balance	$9,398	$9,122
Net unamortized discount	(1)	(11)
Fair value adjustments	220	153

Total Debt	9,617	9,264
Less: Current maturities and short-term debt	(358)	(988)

Total Long-term Debt	$9,259	$8,276

Sales of Accounts Receivables

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivables without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Accounts receivable sales	$535	$373	$1,012	$611
Deferred proceeds	73	—	115	—
Fees associated with sales	3	3	7	6
Estimated increase (decrease) on operating cash flows(1)	86	111	(68)	135

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of the deferred proceeds and currency.

Refer to Note 6, Sales of Accounts Receivables, in the Condensed Consolidated Financial Statements for additional information.

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

The following is a discussion of our liquidity position as of June 30, 2010:

•

As of June 30, 2010, total cash and cash equivalents was $1.1 billion and our borrowing capacity under our Credit Facility was $1.3 billion, reflecting $702 million of outstanding borrowings and no letters of credit.

•

Cash flows from operations were $1.1 billion for the six months ended June 30, 2010 and we expect full year cash flow from operations of $2.6 billion. Over the past two years we have consistently delivered strong cash flow from operations, driven by the strength of our annuity based revenue model. Cash flows from operations were $2.2 billion and $939 million for the years ended December 31, 2009 and 2008, respectively.

•	Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q3 2010	$311
Q4 2010	9
2011	802
2012	1,119
2013	1,658
2014	795
2015	1,251
2016	951
2017	501
2018	1,001
2019 and thereafter	1,000

Total	$9,398

•

We currently plan to call our $550 million 7.625% Senior Notes due in 2013 in the fourth quarter 2010. If the Notes are redeemed, we expect to incur a loss on extinguishment of approximately $15 million representing the call premium of approximately $7 million as well as the write-off of unamortized debt issuance costs of $8 million. Prior to the planned redemption, the Senior Notes continue to be accounted for and classified in accordance with their original terms.

READER’S NOTE: THIS CONCLUDES THE DISCUSSION EXCERPTED DIRECTLY FROM XEROX CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010.

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

As of June 30, 2010, our sole monetary asset is the Master Demand Note from Xerox Corporation. As a result, our liquidity is dependent upon the liquidity of XC. Accordingly, certain disclosures contained herein relate to events and transactions that affect the liquidity of Xerox.

Xerox’s liquidity is a function of its ability to successfully generate cash flow from a combination of efficient operations and improvement therein, access to capital markets, securitizations and funding from third parties. As of June 30, 2010, Xerox’s total Cash and cash equivalents was $1.1 billion, and its borrowing capacity under its Credit Facility was $1.3 billion, reflecting outstanding borrowings of $702 million. Xerox believes its liquidity (including operating and other cash flows that it expects to generate) will be sufficient to meet operating requirements as they occur; however, Xerox’s ability to maintain sufficient liquidity going forward depends on its ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond its control.

Item 4.	(Removed and Reserved)

Item 6.	Exhibits

Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994. This document was previously filed in 2005 and is being re-filed in order to comply with SEC rules regarding incorporation by reference.

Exhibit 3 (b)	By-Laws of Registrant, as amended and restated through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

Exhibit 31 (a)	Certification of CEO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31 (b)	Certification of CFO Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CREDIT CORPORATION
(Registrant)

Date: August 5, 2010	BY:	/s/ John F. Rivera
John F. Rivera
Vice President, Treasurer and
Chief Financial Officer

Exhibit Index

Exhibit 3 (a)	Articles of Incorporation of Registrant filed with the Secretary of State of Delaware on September 23, 1980, as amended by Certificates of Amendment thereto filed with the Secretary of State of Delaware on September 12, 1980 and September 19, 1988, as further amended by Certificate of Change of Registered Agent filed with the Secretary of State of Delaware on October 7, 1986, Certificate of Ownership and Merger filed with the Secretary of State of Delaware on April 30, 1992 and Certificate of Correction of Certificate of Ownership and Merger filed with the Secretary of State of Delaware on March 3, 1994. This document was previously filed in 2005 and is being re-filed in order to comply with SEC rules regarding incorporation by reference.

Exhibit 3 (b)	By-Laws of Registrant, as amended and restated through September 1, 1992.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006.

Exhibit 31 (a)	Certification of CEO Pursuant to Rule13a-14(a) or Rule15d-14(a).

Exhibit 31 (b)	Certification of CFO Pursuant to Rule13a-14(a) or Rule15d-14(a).

Exhibit 32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.